Form 10QSB
period 2008-01-31
Euro Trend Inc.
filed 2008-03-13
CIK 1419951

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2008

                        Commission File Number 333-148167


                                 EURO TREND INC.
                 (Name of small business issuer in its charter)

        Nevada                                                    98-0530147
(State of incorporation)                                    (Employer ID Number)

                                 13 Falcon Hill
                    Lovers Walk Tivoli, Cork, L2 0000 Ireland
                               00-353-862-44-5850
          (Address and telephone number of principal executive offices)

                              Business Filings Inc.
                            6100 Neil Road, Suite 500
                                 Reno, NV 89511
                                  608-827-5300
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,625,000 shares of Common Stock outstanding as of January 31, 2008.

                                EURO TREND, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    January 31,        October 31,
                                                                       2008               2007
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $ 12,667           $ 17,540
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   12,667             17,540
                                                                     --------           --------

      TOTAL ASSETS                                                   $ 12,667           $ 17,540
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                   10,528                528
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                              10,528                528

      TOTAL LIABILITIES                                                10,528                528

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,625,000 shares issued and outstanding
   as of January 31, 2008 and October 31, 2007 respectively             6,625              6,625
  Additional paid-in capital                                           15,975             15,975
  Deficit accumulated during exploration stage                        (20,461)            (5,588)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              2,139             17,012
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 12,667           $ 17,540
                                                                     ========           ========

                       See Notes to Financial Statements

                                EURO TREND, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                 March 27, 2007
                                             Three Months          (inception)
                                                Ended                through
                                              January 31,          January 31,
                                                 2008                 2008
                                              ----------           ----------
REVENUES
  Revenues                                    $       --           $       --
                                              ----------           ----------
TOTAL REVENUES                                        --                   --

GENERAL & ADMINISTRATIVE EXPENSES                 14,873               20,461
                                              ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (14,873)             (20,461)
                                              ----------           ----------

NET INCOME (LOSS)                             $  (14,873)          $  (20,461)
                                              ==========           ==========

BASIC EARNINGS PER SHARE                      $    (0.00)
                                              ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     6,625,000
                                              ==========


                       See Notes to Financial Statements

                                EURO TRENDS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       March 27, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                      January 31,        January 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,873)          $(20,461)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                         --                 --
    Loan from Director                                                   10,000             10,528
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,873)            (9,933)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              6,625
  Additional paid-in capital                                                 --             15,975
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             22,600
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,873)            12,667

CASH AT BEGINNING OF PERIOD                                              17,540                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 12,667           $ 12,667
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                January 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Euro Trend Inc. (the "Company") was incorporated on March 27, 2007 in the state of Nevada . The Company is a development stage company that intends to distribute high end clothing manufactured in Ireland throughout North America. The business of distributing is one of the oldest and most common businesses in history. A distribution company acts as a middleman between the manufacturer and the retailers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

B. FISCAL PERIODS

The Company's fiscal year end is October 31st

C. USE OF ESTIMATES

The preparation of financial statements in conformity with U.S, generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12,677 in cash and cash equivalents at January 31, 2008.

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                January 31, 2008


E. START UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The Company expenses all costs incurred in connection with the start up and organization of the Company.

F. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

G. SEGMENTED REPORTING

SFAS Number 131, "Disclosure about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in the quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and service an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

H. FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences that are attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                January 31, 2008


be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

I. EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

J. FOREIGN CURRENCY TRANSACTIONS

The Company's functional and reporting currency will be the U.S. Dollar. No significant gains or losses were recorded from inception (March 27, 2007) to January 31, 2008.

K. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended January 31, 2008, The Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended January 31, 2008.

L. REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

     Evidence of a retail sales ticket exists
     Delivery has occurred; and
     Revenue is reasonably assured

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                January 31, 2008


NOTE 3. CAPITAL STOCK

A) AUTHORIZED STOCK:

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the older to one vote, in persona or proxy, on any matter on which action of the stockholder of the corporation is sought.

B) SHARE ISSUANCE

From inception of the Company (March 27, 2007) to January 31, 2008, the Company issued:

     * 3,000,000 shares issued (to the Director) at a price of $0.001/per share (par value) for total proceeds of $3,000
     * 2,100,000 shares were issued at a price of $0.001/per share for total proceeds of $2,100.
     * 1,500,000 shares at $0.01/ per share were issued for total proceeds of $15,000; $1,500 of which was for common stock and $13,500 for additional paid in capital
     * 25,000 shares were issued at $0.10/per share for total proceeds of $2,500; $25 of which was for common stock and $2,475 for additional paid in capital.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at January 31, 2008, the Company has an accumulated deficit of $20,461, working capital of $12,667 and has earned no revenues since inception. The existing cash may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues or obtaining additional financing to continue operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                January 31, 2008


NOTE 5. INCOME TAXES

The Company has incurred operating losses of $20,461, which, if utilized, will begin to expire in 2027. Future tax benefits which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

                                                           January 31, 2008
                                                           ----------------
     Future income tax assets:
       Net operating loss (inception to Jan 31, 2008)          $ 20,461
       Statutory tax rate (fed/state)                                34%
       Non-capital tax loss                                    $  6,957
       Valuation allowance                                     $ (6,957)

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than no" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 7. RELATED PARTY TRANSACTIONS

While the company was in its organization phase, Mr. O'Brien advanced funds to the Company to pay for organizational costs. These funds are interest free. The balance due Mr. O'Brien was $10,528 on January 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending January 31, 2008.

We have incurred operating expenses in the amount of $14,873 for the three month period ending January 31, 2008.

Our net loss for the three month period ending January 31, 2008 was $14,873. Our net loss from inception through January 31, 2008 was $20,461

At January 31, 2008, we had total assets of $12,667 in cash. At the same date we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the wholesale of high-end fashion business for men and women.

PLAN OF OPERATION

We are in the business of wholesaling high-end fashion to premium stores throughout North America.

Our plan of operation for the next twelve months is to generate income from the wholesale of high-end fashion for men and women, to existing premium stores throughout North America. We will offer our clients the ability to enter purchase orders online from our website or by contacting us by telephone. As our business prospers, we plan to operate franchise clothing stores in selective cities in North America and Europe.

We are currently developing our website, which is still under construction and are involved in organizational activities including the execution of a distribution agreement with our product supplier. We anticipate that these activities will cost approximately $120,000.

In the next 12 months, we also anticipate spending an additional $20,000 on professional fees and general administrative expenses, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

Total expenditures over the next twelve months are therefore expected to be approximately $140,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our October 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-148167.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

FISCAL PERIODS

The Company's fiscal year-end is October 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12,667 in cash and cash equivalents at January 31, 2008.

START UP COSTS

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "The Reporting on the Costs of Start-up Activities" the Company expenses all costs incurred in connection with the start-up and organization of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The company has adopted Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair values estimates may be subject to and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risk.

SEGMENTED REPORTING

SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about the segments of their business in the quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and service an entity provides the material countries in which it holds assets and reports revenues and its major customers.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No.109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying the amount of existing assets and liabilities, their respective tax bases and for tax loss and carry-forwards. Deferred assets and liabilities measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share", (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar.
No significant gains or losses were recorded from inception (March 27, 2007) to January 31, 2008.

COMPREHENSIVE INCOME (LOSS)

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ending January 31, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended January 31, 2008.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No.104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

     Evidence of a retail sales ticket exists
     Delivery has occurred; and
     Revenue is reasonably assured

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No, 123R, "Share-Based Payments", which replaced SFAS No.123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No.25, "Accounting for Stock Issued to Employees". In January 2005, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.

SFAS No.123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April, 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No.123R. The pro-forma disclosures previously permitted under SFAS No. 123R will no longer be an alternative to financial statement recognition. Under SFAS No.123, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all the periods presented. The prospective method requires that compensation expenses be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended July 31, 2007 because there were no stock options outstanding prior to the adoption or at January 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No.155 amends SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurements for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No.155 amends SFAS No.140, "Accounting for the Impairment of Disposal of Long-Lived Assets", to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operation.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets", and amendment of FASB Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September of 2006, FASB issued Financial Standards No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAF) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after September 15, 2007.

In September 2006, FASB issued Financial Standards No.158, "Employers' Accounting for Defined Benefit Pension and Other post Retirement Plans- an amendment of FASB Statements No.'s 87.88.106 and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publically traded securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the first fiscal year ending after September 15, 2006. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations.

In February 2007, FASB issued Financial Accounting Standard No.159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No.115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weakness in our internal controls and therefore there were no corrective actions taken.

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-148167, at the SEC website at www.sec.gov:

     Exhibit
     Number                             Description
     ------                             -----------

       3.1           Articles of Incorporation*
       3.2           Bylaws*
      31.1           Sec. 302 Certification of Principal Executive Officer
      31.2           Sec. 302 Certification of Principal Financial Officer
      32.1           Sec. 906 Certification of Principal Executive Officer
      32.2           Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2008               Euro Trend Inc., Registrant


                             By: /s/ Peter O'Brien
                                 -----------------------------------------------
                                 Peter O'Brien, President, Chief Executive
                                 Officer, Principal Financial Officer, Principal Accounting Officer and Director