Form 10QSB
period 2008-04-30
Euro Trend Inc.
filed 2008-06-11
CIK 1419951

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 6,625,000 shares of Common Stock outstanding as of April 30, 2008.

                                EURO TREND, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   April 30,         October 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,445           $ 17,540
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,445             17,540
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,445           $ 17,540
                                                                   ========           ========

                   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    100           $     --
  Loan from Director                                                 10,528                528
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            10,628                528

      TOTAL LIABILITIES                                              10,628                528

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,625,000 shares issued and outstanding
   as of April 30, 2008 and October 31, 2007 respectively             6,625              6,625
  Additional paid-in capital                                         15,975             15,975
  Deficit accumulated during exploration stage                      (31,783)            (5,588)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (9,183)            17,012
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,445           $ 17,540
                                                                   ========           ========


                       See Notes to Financial Statements

                                EURO TREND, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          March 27, 2007
                                                Three Months          Six Months           (inception)
                                                   Ended                Ended                through
                                                  April 30,            April 30,            April 30,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    11,322               26,195               31,783
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (11,322)             (26,195)             (31,783)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (11,322)          $  (26,195)          $  (31,783)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,625,000            6,625,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                                EURO TRENDS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       March 27, 2007
                                                                      Six Months         (inception)
                                                                        Ended              through
                                                                       April 30,          April 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(26,195)          $(31,783)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                        100                100
    Loan from Director                                                   10,000             10,528
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (16,095)           (21,155)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              6,625
  Additional paid-in capital                                                 --             15,975
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             22,600
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (16,095)             1,445

CASH AT BEGINNING OF PERIOD                                              17,540                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  1,445           $  1,445
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 April 30, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Euro Trend Inc. (the "Company") was incorporated on March 27, 2007 in the state of Nevada. The Company is a development stage company that intends to distribute high end clothing manufactured in Ireland throughout North America. The business of distributing is one of the oldest and most common businesses in history. A distribution company acts as a middleman between the manufacturer and the retailers.

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

D. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,445 in cash and cash equivalents at April 30, 2008.

E. START UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The Company expenses all costs incurred in connection with the start up and organization of the Company.

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 April 30, 2008


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

H. FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences that are attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

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

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 April 30, 2008


J. FOREIGN CURRENCY TRANSACTIONS

The Company's functional and reporting currency will be the U.S. Dollar. No significant gains or losses were recorded from inception (March 27, 2007) to April 30, 2008.

K. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended April 30, 2008, The Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended April 30, 2008.

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

NOTE 3. CAPITAL STOCK

A) AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the older to one vote, in persona or proxy, on any matter on which action of the stockholder of the corporation is sought.

B) SHARE ISSUANCE

From inception of the Company (March 27, 2007) to April 30, 2008, the Company issued:

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

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 April 30, 2008


NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at April 30, 2008, the Company has an accumulated deficit of $31,783, working capital of $1,445 and has earned no revenues since inception. The existing cash may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

NOTE 5. INCOME TAXES

The Company has incurred operating losses of $31,783, which, if utilized, will begin to expire in 2027. Future tax benefits which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

                                                              April 30, 2008
                                                              --------------
     Future income tax assets:
     Net operating loss (inception to Apr. 30, 2008)             $ 31,783
     Statutory tax rate (fed/state)                                    34%
     Non-capital tax loss                                        $ 10,806
     Valuation allowance                                         $(10,806)

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 April 30, 2008


The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than no" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6. RELATED PARTY TRANSACTIONS

While the company was in its organization phase, Mr. O'Brien advanced funds to the Company to pay for organizational costs. These funds are interest free. The balance due Mr. O'Brien was $10,528 on April 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending April 30, 2008.

We have incurred operating expenses in the amount of $11,322 for the three month period ending April 30, 2008.

Our net loss for the three month period ending April 30, 2008 was $11,322. Our net loss from inception through April 30, 2008 was $31,783

At April 30, 2008, we had total assets of $1,445 in cash. At the same date we had no liabilities.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our October 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-148167

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,445 in cash and cash equivalents at April 30, 2008.

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

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar.
No significant gains or losses were recorded from inception (March 27, 2007) to April 30, 2008.

COMPREHENSIVE INCOME (LOSS)

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ending April 30, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended April 30, 2008.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all the periods presented. The prospective method requires that compensation expenses be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended July 31, 2007 because there were no stock options outstanding prior to the adoption or at April 30, 2008.

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

ITEM 4. EXHIBITS

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

June 10, 2008                Euro Trend Inc., Registrant


                             By:  /s/ Peter O'Brien
                                 -----------------------------------------------
                                 Peter O'Brien, President, Chief Executive
                                 Officer, Principal Financial Officer, Principal Accounting Officer and Director