Form 10-Q
period 2008-07-31
Euro Trend Inc.
filed 2008-09-12
CIK 1419951

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13) or 15(d) of
                           The Securities Act of 1934

                       For the Period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

There were 6,625,000 shares of Common Stock outstanding as of July 31, 2008.

                                EURO TREND, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,          October 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     15           $ 17,540
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     15             17,540
                                                                   --------           --------

      TOTAL ASSETS                                                 $     15           $ 17,540
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,600           $     --
  Loan from Director                                                 10,528                528
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            13,128                528

      TOTAL LIABILITIES                                              13,128                528

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,625,000 shares issued and outstanding
   as of July 31, 2008 and October 31, 2007 respectively              6,625              6,625
  Additional paid-in capital                                         15,975             15,975
  Deficit accumulated during exploration stage                      (35,713)            (5,588)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (13,113)            17,012
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     15           $ 17,540
                                                                   ========           ========


                       See Notes to Financial Statements

                                EURO TREND, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         March 27, 2007
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended               through
                                                  July 31,             July 31,             July 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     3,930               30,125               35,713
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (3,930)             (30,125)             (35,713)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,930)          $  (30,125)          $  (35,713)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,625,000            6,625,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                                EURO TRENDS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       March 27, 2007
                                                                      Nine Months       (inception)
                                                                        Ended             through
                                                                       July 31,           July 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(30,125)          $(35,713)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                      2,600              2,600
    Loan from Director                                                   10,000             10,528
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,525)           (22,585)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              6,625
  Additional paid-in capital                                                 --             15,975
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             22,600
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (17,525)                15

CASH AT BEGINNING OF PERIOD                                              17,540                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $     15           $     15
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2008


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

d.   Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15 in cash and cash equivalents at July 31, 2008.

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2008


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

h.   Federal Income Taxes

     Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences thatare attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2008


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

j.   Foreign Currency Transactions

     The Company's functional and reporting currency will be the U.S. Dollar. No significant gains or losses were recorded from inception (March 27, 2007) to July 31, 2008.

k.   Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended July 31, 2008, The Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended July 31, 2008.

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

             Evidence of a retail sales ticket exists
             Delivery has occurred; and
             Revenue is reasonably assured

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2008


NOTE 3. CAPITAL STOCK

A)   Authorized Stock:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the older to one vote, in persona or proxy, on any matter on which action of the stockholder of the corporation is sought.

B)   Share Issuance

     From inception of the Company (March 27, 2007) to July 31, 2008, the Company issued:

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

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at July 31, 2008, the Company has an accumulated deficit of $35,713, working capital of $15 and has earned no revenues since inception. The existing cash may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

                                 EURO TREND INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2008


NOTE 5. INCOME TAXES

The Company has incurred operating losses of $35,713, which, if utilized, will begin to expire in 2027. Future tax benefits which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

                                                                 July 31, 2008
                                                                 -------------
     Future income tax assets:
     Net operating loss (inception to July 31, 2008)                $ 35,713
     Statutory tax rate (fed/state)                                       34%

     Non-capital tax loss                                           $ 12,142
     Valuation allowance                                            $(12,142)

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than no" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6. RELATED PARTY TRANSACTIONS

While the company was in its organization phase, Mr. O'Brien advanced funds to the Company to pay for organizational costs. These funds are interest free. The balance due Mr. O'Brien was $10,528 on July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION ,ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-Q. Except for the historical information contained herein, the discussion in this form 10-Q contains certain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this form 10-Q. The Company's actual results could differ materially from those discussed here.

BUSINESS

Our core business is the wholesaling of high-end fashion to premium stores throughout North America.

Our future plan of operation is to generate income from the wholesale of high-end fashion for men and women to existing premium stores throughout North America. We will offer our clients the ability to enter purchase orders online from our website or by contacting us by telephone. As our business prospers, we plan to operate franchise clothing stores in selective cities in North America and Europe.

Our website is currently being developed and is still under construction. We are also involved in organizational activities which include the execution of a distribution agreement with our product supplier. We anticipate that these activities will cost approximately $120,000.

In the next 12 months we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations. We anticipate spending approximately $35,000 on professional fees and general administrative expenses, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

MONTHS 1 THROUGH 3

Bookkeeping, general expenses and filling fees, $9,000.

MONTHS 4 THROUGH 6

Bookkeeping, general expenses and filing fees, $8,500.

MONTHS 7 THROUGH 9

Bookkeeping, general expenses and filing fees, $9,000.

MONTHS 10 THROUGH 12

Bookkeeping, general expenses and filing fee, $8,500.

TWELVE MONTH TOTAL - $35,000

We expect to operate at a loss during our initial development/operating period.

LIQUIDITY AND CAPITAL RESOURCES

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. RESULTS OF OPERATIONS

We did not earn any revenues during the three period ending July 31, 2008.

We have incurred operating expenses in the amount of $3,930 for the three month period ending July 31, 2008.

Our net loss for the three month period ending July 31, 2008 was $3,930. Our net loss from inception through July 31, 2008 was $35,713.

At July 31, 2008 we had total assets of $15 in cash and at the same date accounts payable of $2,600.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the wholesale distribution of high-end fashion for men and women.

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

FISCAL PERIODS

The Company's fiscal year -end is October 31.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15 in cash and cash equivalents at July 31, 2008.

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

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar.
No significant gains or losses were recorded from inception (March 27, 2007) to July 31, 2008.

COMPREHENSIVE INCOME (LOSS)

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ending July 31, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended July 31, 2008.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all the periods presented. The prospective method requires that compensation expenses be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended July 31, 2007 because there were no stock options outstanding prior to the adoption or at July 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period of this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-148167, at the SEC website at www.sec.gov:

     Exhibit
     Number                         Description
     ------                         -----------

         3.1          Articles of Incorporation*
         3.2          Bylaws*
        31.1          Rule 13a-14(a)/14a-15(d) Certification
        31.2          Rule 13a-14(a)/14a-15(d) Certification
        32.1          Certification pursuant to 18 U.S.C. 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2008           Euro Trend Inc., Registrant


                             By: /s/ Peter O'Brien
                                 -----------------------------------------------
                                 Peter O'Brien, President, Chief Executive
                                 Officer, Chief Financial Officer, Principal
                                 Accounting Officer, Treasurer and Sole Director