Form 10-Q
period 2008-09-30
Euro Trend Inc.
filed 2008-11-19
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EURO TREND INC.
 (Exact name of registrant as specified in Charter)

NEVADA		98-0530147
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

875 Merrick Avenue
Westbury, NY 11590
 (Address of Principal Executive Offices)
 _______________

     (212) 564-4922
 (Issuer Telephone number)
______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2008:  87,312,501 shares of Common Stock.

EURO TREND INC.
FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and September 30, 2007

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I – Financial Information

Item 1.  Consolidated Financial Statements

EURO TREND, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$893,343	$37,803
Accounts receivable (less allowance for doubtful
accounts of $1,000 in 2008 and 2007)	75,325	34,885
Stock subscription receivable	200,000	-
Total Current Assets	1,168,668	72,688

Property and Equipment:
Property and equipment	1,115,984	1,052,116
Less—Accumulated depreciation	(759,461)	(673,764)
Net Property and Equipment	356,523	378,352

Other Assets:
Other assets	443	443
Employee loan	23,000	18,000
Deposit on investment	50,000	-
Total Other Assets	73,443	18,443

Total Assets	1,598,634	469,483

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	26,021	47,809
Accrued expenses	4,123	1,785
Credit line payable	99,970	-
Due to related party	13,500	-
Total Current Liabilities	143,614	49,594

Due to officer	-	1,836,097

Commitments and contingencies	-	-

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 9,812,499, and 0 shares issued and outstanding	9,812	-
Common stock, par value $0.001; 250,000,000 shares authorized; 87,312,501 and 9,032,096 shares issued and outstanding	87,313	9,032
Additional paid in capital	4,852,966	1,804,962
Accumulated deficit	(3,495,071)	(3,230,202)
Total Stockholders' Equity (Deficit)	1,455,020	(1,416,208)

Total Liabilities and Stockholders' Equity (Deficit)	$1,598,634	$469,483

The accompanying notes are an integral part of these consolidated financial statements

EURO TREND, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007

Sales	$149,330	$162,821	$477,917	$500,738

Cost of sales	82,905	84,350	246,508	254,018

Gross Profit	66,425	78,471	231,409	246,720

Selling, general and administrative	215,628	136,080	498,272	416,271

Loss from Operations	(149,203)	(57,609)	(266,863)	(169,551)

Other Income (Expense)
Interest income	4,222	19	4,259	649
Interest expense	(1,389)	-	(2,265)	-
Total Other (Expense)	2,833	19	1,994	649

Loss before provision for income taxes	(146,370)	(57,590)	(264,869)	(168,902)

Provision for income taxes	-	-	-	-

Net Loss	$(146,370)	$(57,590)	$(264,869)	$(168,902)

Loss per Share – Basic and Diluted	$(.002)	$(.006)	$(.008)	$(.019)
Weighted Average Number of Shares - Basic and Diluted	78,657,403	9,032,096	31,985,494	9,032,096

The accompanying notes are an integral part of these consolidated financial statements

EURO TREND, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(264,869)	$(168,902)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	85,698	89,801
Changes in Assets and Liabilities:
Accounts receivable	(40,440)	(23,432)
Employee Loan	(5,000)	-
Other Assets	-	459
Security Deposit	-	(5,975)
Accounts payable	(21,788)	3,043
Accrued expenses	2,337	(1,841)
Due to Related Party	13,500	-
Net Cash Used in Operating Activities	(230,562)	(106,847)

Cash Flows from Investing Activities:
Cash paid for equipment	(63,868)	(154,261)
Deposit on investment	(50,000)	-
Net Cash Used in Investing Activities	(113,868)	(154,261)

Cash Flows from Financing Activities:
Advances from credit line	99,970	-
Advances from shareholder	-	255,215
Capital Stock Issuance	1,100,000	-
Net Cash Provided by Financing Activities	1,199,970	255,215

Increase (Decrease) in Cash and Cash Equivalents	855,540	(5,893)

Cash and Cash Equivalents, Beginning of Period	37,803	23,624

Cash and Cash Equivalents, End of Period	$893,343	$17,731

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Common stock issued for stock subscription receivable	$200,000	$-

Conversion of debt for common stock	$1,836,097	$-

The accompanying notes are an integral part of these consolidated financial statements

EURO TREND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Note 1 Basis of presentation, organization and other matters

On October 20, 2008, Euro Trend Inc. ("Euro Trend"), acquired all of the outstanding capital stock of Data Storage Corporation (“Data Storage”). Data Storage became a wholly owned subsidiary of Euro Trend. The business of Data Storage was the only business of Euro Trend after the acquisition.

Data Storage Corporation was incorporated in Delaware on August 29, 2001. Data Storage Corporation is a provider of data backup services.  The Company specializes in secure disk-to-disk data backup and restoration solutions for disaster recovery, business continuity, and regulatory compliance.

Data Storage Corporation derives its revenues from the sale of solutions that provide businesses protection of critical electronic data. Primarily, these services consist of email storage and compliance solutions; off site data back up; continuous data protection; data duplication; high availability replication and virtual tape libraries for disaster recovery and business continuity. The Company has Data Centers in Westbury, New York and maintains equipment under a strategic alliance with Broadsmart a Voip company  in Fort Lauderdale, Florida to provide redundant data protection.

The Company accounted for the acquisition of Data Storage on October 20, 2008 as a recapitalization. The recapitalization was the merger of a private operating company (Data Storage) into a public corporation (Euro Trend) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no Goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre acquisition financial statements of Data Storage are treated as the historical financial statements of the consolidated companies.

The consolidated balance sheets, statement of changes in operations and footnotes have been revised to show the effect on the outstanding shares resulting from the reverse merger which occurred on October 20, 2007. The effect on the outstanding shares is based on the 27.236 common shares of Euro Trend for every one share of Data Storage’s common stock. In addition, where required all share amounts have been revised to reflect the 27.236 common shares of Euro Trend for every one share of Data Storage’s common stock.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

Note 2  Summary of Significant Accounting Policies

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase, of three months or less to be cash equivalents.

Concentration of credit risk and other risks and uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company's cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and customer returns and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2008, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at September 30, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company’s revenues consist principally of storage revenues. Storage revenues consist of monthly charges related to the storage of materials or data (generally on a per unit basis).  Sales are generally recorded in the month the service is provided.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $21,503 and $13,107 for advertising costs for the nine months ended September 30, 2008 and 2007, respectively.

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

Note 3  Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Note 4 Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 5.5% at September 30, 2008, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of September 30, 2008, the Company owed $99,970 under this agreement.

Note 5 Stockholders’ Equity

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

During the nine months ended September 30, 2008, the Company issued 60,571,901 shares of the Common Stock in exchange for $1,836,097 of debt due to the Chief Executive Officer of the company.

During the nine months ended September 30, 2008, 9,812,499 shares of Preferred Stock and 17,708,503 shares of Common Stock were issued in a private placement for $1,300,000.

Stock Appreciation Plan

Data Storage established a stock appreciation plan to enable the Data Storage to attract and retain employees to assist in increasing the value of the company.  Management may grant stock appreciation rights at its’ sole discretion up to 10,000,000 Units, which represents 100% or the value of Data Storage.  Shares granted under the plan may, at the board’s discretion, be subject to a vesting schedule. The Participant shall be entitled to compensation for the vested portion of the Units, as calculated in accordance with the agreement upon the first to occur of any of the following events (the “Trigger Events”):

(i)    the Participant’s employment with Data Storage has terminated because he has become Disabled;

(ii)   the Participant has died;

(iii)  the Participant’s employment with Data Storage has been terminated by Data Storage without “cause”;

(iv)  the sale, transfer or assignment of all or substantially all of Data Storage’s assets (whether tangible or intangible), not in the ordinary course of business, whether in a single transaction or a series of transactions;

(v)   the sale, transfer or assignment of more than fifty (50%) percent of the outstanding capital stock of Data Storage, whether in a single transaction or a series of transactions.

On the date of grants the board of directors assigned a value of $200,000 to the company for use as a base in calculating future stock appreciation under the plan. As of September 30, 2008, Data Storage granted 2,200,000 units of stock appreciation rights all of which were granted prior to 2006.  Data Storage has not recorded any compensation expense as of September 30, 2008.  As of September 30, 2008 and 2007 2,183,333 and 2,116,666 units of stock appreciation rights were vested.

On October 20, 2008, the date of the merger, Euro Trend adopted the 2008 Equity Incentive Plan (the “plan”) and exchanged the outstanding vested units for options under the plan. Under the exchange agreement, 2,200,000 units of stock appreciation rights were exchanged for options to purchase 17,541,046 shares of common stock exercisable at $0.02.

Note 6 Related Party Transactions

Due to related party represents 2008 rent accrued to the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

On July 7, the Chief Executive Officer converted debt of $1,836,097 in exchange for 60,571,901 shares of common stock.

Note 7 Subsequent Events

On October 20, 2008, the date of the merger, Euro Trend adopted the 2008 Equity Incentive Plan. The aggregate number of shares of Common Stock that may be issued pursuant to all Grants under this Plan is 20,000,000. The Board shall prescribe the time or times at which, or the conditions upon which, an Option shall become vested and exercisable.  The period during which a vested Option may be exercised shall be ten (10) years from the Grant Date, unless a shorter exercise period is specified by the Board in an Option Agreement, subject to such limitations as may apply under an Option Agreement relating to the termination of an Optionee’s employment or other service with the Company and all Subsidiaries.

On October 20, 2008, the Company issued warrants to purchase 1,456,875 shares of its common stock to a consultant at an exercise price of $1.00.

Data Storage purchased all existing end user customers and associated licenses of Novastor’s online backup service licenses as of October 31, 2008 and an additional 500 client licenses in exchange for a maximum purchase price of $292,546. In conjunction with the Agreement, Novastor will provide Data Storage technical and marketing support related to the online backup service licenses.

On November 10, 2008, our wholly owned subsidiary Data Storage Corporation (“Data Storage”) entered into an Asset Purchase Agreement (the “Agreement”) with Novastor Corporation (“Novastor”).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Company Overview

Euro Trend Inc. was incorporated on March 27, 2007 under the laws of the State of Nevada intending to commence business operations by distributing high-end European made designer clothing in mass wholesale and retail markets throughout Western Europe, Canada and the United States of America. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 93,500,000 shares of our common stock to the Data Storage Shareholders.

Data Storage Corporation derives its revenues from the sale of solutions that provide businesses protection of critical electronic data. Primarily, these services consist of email storage and compliance solutions; off site data back up; continuous data protection; data duplication; high availability replication and virtual tape libraries for disaster recovery and business continuity. The Company has Data Centers in Westbury, New York and maintains equipment under a strategic alliance with Broadsmart a Voip company in Fort Lauderdale, Florida to provide redundant data protection.

We service customers from our New York premises which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. Our primary role is to provide, maintain and develop the network hub hardware and software to meet the needs of our customers.

Data Storage varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

Results of Operation

Three and nine months ended September 30, 2008 as compared to September 30, 2007

Net sales.  Net sales for the three months ended September 30, 2008 were $149,330, a decrease of $13,491, or 8.29%, compared to $162,821 for the three months ended September 30, 2007, and for the nine months ended September 30, 2008 were $477,917, a decrease of  $22,821, or  4.56%, compared to $500,738 for the nine months ended September 30, 2007. The decrease in sales for is primarily attributable due to the loss of a channel partner.

Cost of sales.  For the three months ended September 30, 2008, cost of sales decreased $1,445 to $82,905 from $84,350 for the three months ended September 30, 2007 and decreased $7,510 to $246,508 from $254,018 for the nine months ended September 30, 2007. The decrease for the three and nine month periods ended September 30, 2008 is the result of lower software costs, partially offset by increased utility costs .. The Company's gross margin decreased to 44.5% for the three months ended September 30, 2008 as compared to 48.2% for the three months ended September 30, 2007, and decreased to 48.4% for the nine months ended September 30, 2008 from 49.2% for the nine months ended September 30, 2007.   The majority of the company’s cost of sales are fixed costs and accordingly the gross profit decrease is directly attributable to the decline in sales.

Operating Expenses.  For the three months ended September 30, 2008 operating expenses were $215,628, an increase of $79,548, or 58.3% as compared to $136,080 for the three months ended September 30, 2007, and for the nine months ended September 30, 2008, operating expenses were $498,272, an increase of $82,001, or 19.7%, as compared to $416,271 for the nine months ended September 30, 2007. The increase in operating expenses for the three and nine months ended September 30, 2008 is additional professional fess related to the merger of Euro Trend, Inc. and Data Storage Corporation.  Professional fees for the three months ended September 30, 2008 were $123,877 an increase of $99,572 from $24,305 for the three months ended September 30, 2007,  and for the nine months ended September 30, 2007 professional fees were $207,023 and increase of $142,800 from $64,223 for the nine months ended September 30, 2007.  The increase in professional fees were costs related to our merger transaction.

Interest Expense.  Interest expense for the three months ended September 30, 2008 increased to $1,389 from $0 for the three months ended September 30, 2007 and for the nine months ended September 30, 2007, increased to $2,265 from $0 for the nine months ended September 30, 2007. For the three months and nine months ended September 30, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the three months ended September 30, 2008 was $146,370 an increase of $88,780 as compared to net loss of $57,590 for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 was $264,869, an increase of $95,967 as compared to net income of $168,902 for the nine months ended September 30, 2007. The decrease in both periods is primarily from an increase in professional fees related to the merger of Euro Trend, Inc. and Data Storage Corporation

Liquidity and Capital Resources

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In 2008 we intend to continue to work to increase our presence in the marketplace through both organic growth and acquisition of data storage service provider’s assets.

To the extent we are successful in growing our business, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

During the nine months ended September 30, 2008 the company’s cash increased $855,540 to $893,343. The Company issued 10,237,537 shares of Series A Preferred Stock for a price of $.05 for an aggregate purchase price of $500,000 and 18,475,563 shares of Class B Common Stock for a price of $.04 per share and an aggregate purchase price of $500,000.

The Company's working capital was $1,025,054 at September 30, 2008, increasing $1,001,961, from $23,094 at December 31, 2007.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.   Risk Factors.

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On October 17, 2008 the Company filed a Form 8-K with the SEC based on an amendment to the articles of incorporation.

On October 24, 2008 the Company filed a Form 8-K with the SEC based on an entry into a material definitive agreement; completion of acquisition or disposition of assets; unregistered sales of equity securities; change in registrant’s certifying accountant and departure of directors or principal officers; election of directors; appointment of principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO TREND INC.

Date: November 19, 2008	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer