Form 10-K
Data Storage Corp
filed 2009-03-31
CIK 1419951

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148167

DATA STORAGE CORPORATION
(Name of small business issuer in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

875 Merrick Avenue Westbury, NY	11590
(Address of principal executive offices)	(Zip Code)

(212) 564-4922

(Registrant’s telephone number, including area code)

EURO TREND INC.
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of S-K (§229.405 of this chapter)   not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                          Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                          Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2008: $629,675

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of March 31, 2009 was: 13,875,011

Transitional Small Business Disclosure Format:    Yes  No ☒

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

Corporate History

Euro Trend Inc. was incorporated on March 27, 2007 under the laws of the State of Nevada intending to commence business operations by distributing high-end European made designer clothing in mass wholesale and retail markets throughout Western Europe, Canada and the United States of America. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Shareholders. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.

Description of Data Storage

Data Storage Corporation (“Data Storage” or “DSC”) was incorporated in Delaware on August 29, 2001. Data Storage develops and manages customized, powerful, premium solutions for data protection including: Storage Infrastructure Design and Management, Business Continuity Planning and Disaster Recovery, Virtualization, Archiving, Disk and Transaction Mirroring, and Internet Services..

Data Storage derives revenues from the sale of solutions that provide businesses protection of critical electronic data. At this time, these services consist primarily of offsite data backup and de-duplication for disaster recovery and business continuity purposes. We have operations in a non-collocated datacenter in Westbury, New York and a disaster recovery facility which is located over 1,000 miles away from the primary data center in Westbury, leveraging another non-collocated facility in Fort Lauderdale, Florida. We deliver our services over a highly intelligent, reliable, redundant and secure fiber optic network, with separate and diverse routes to the Internet. This network and geographical diversity is important to clients seeking storage hosting and backup services, as it ensures protection of data in the case of a network interruption.

Data Storage is in the position today to leverage our infrastructure to grow revenue to significant levels by asset acquisition of data backup service providers’ customer bases. The aim is to reduce costs through economies of scale while reducing competition in local markets and consolidating efforts during the current economic downturn. Over 4,000 such service providers exist today; providing DSC with ample acquisition targets. Initial base acquisitions will be derived from companies that offer similar services to Data Storage as greater economies of scale can be realized using this strategy. In the future, DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio. We believe that the opportunity exists today to roll up customer bases from resellers and software licensees of backup software. This will enable Data Storage to create a national presence as the premiere encrypted data depository; the National Data Bank. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future product and service offerings. Acquisition activity including organic growth is forecasted at $3.7 Million for 2009 and $9.7 Million for 2010. These revenue outlooks form the base line revenue for each consecutive year since revenue is monthly recurring and normally under a three year agreement with clients.

The marketplace providing data backup services are segmented into systems integrators that have added data protection services as an additional product line adding to their bundle of services and products. In many situations, these companies have purchased equipment and software licenses, and in others, they simply resell without equipment and invoice their clients on a monthly recurring basis. Ownership of the account is with the software licensee or software company. The companies that resell or whom have purchased equipment have a restricted exit and little upside, except for their recurring compensation, which ranges from 20% to 50%. These potential acquisitions sell into their client base and convert their clients from an older technology to data vaulting. Data Storage’s position will be to invite these potential acquisition candidates to roll up, receiving cash and stock while providing their exit. These acquisitions will become members of the national brand, National Data Bank; a USA secured and encrypted data depositary which is currently in process of registration. The companies whom have sold their bases to Data Storage will have this identification on their business card and continue to receive a royalty and continue to sell Data Storage services. This movement will unite the system integrator and their client with Data Storage forming a powerful distribution channel and one that does not exist today in the industry.

Today there exists over 4,000 companies selling backup services, from small providers selling backup to the local business to large companies offering the ability to house their client’s employees and equipment in a situation of disaster, a hot site.

As a complete industry overview the combined disk, and optical storage industry is approaching $50B in revenue, while the storage management software industry now exceeds $5B in annual revenue. The global data storage market is forecasted to reach $39B by year 2010. It already reached $19.8B by 2005. The enterprise storage market is in excess of $15B, the midrange storage market in excess of $13B, the storage software market is in excess of $9B and the network attached storage in excess of $2B.

More specially as it relates to the services planned and currently being provided, IDC analysts’ worldwide storage-as-a-service forecast (in terms of backup, archiving, and replication) shows demand for DSC’s core services increasing to over $1.4 billion in 2011, up from under $400 million in 2006. IDC’s worldwide online backup services forecast shows that demand for online backup services specifically is growing year over year from 2006 through 2011 at a minimum of 25%. The largest growth is seen coming from the SMB, followed by enterprise customers. Virtual Tape Library’s has a market size of 5 billion by 2012.

Data Storage’s target base will be the mid size marketplace, initially, less than 500 employees; acquiring customer bases that range from 15 to 500 employee size clients initially during 2008 and 2009. Average monthly client invoices ranges per account will be 250 – 2500 dollars. Organically, Data Storage will continue to focus on major distribution channels; the healthcare industry and the continuation of channel partners and distributors.

It is our objective to build a national data protection solution provider protecting corporate and healthcare information while satisfying the business continuity and compliance requirements.

Healthcare DPS, a division of Data Storage, provides outsourced data protection technology and services for hospitals, nursing and residential care facilities, physician’s offices, home healthcare service companies, dental offices, alternative healthcare offices, outpatient care centers, ambulatory healthcare service companies, and medical and diagnostic laboratories in the New York metropolitan area. Healthcare DPS assists companies in complying with HIPAA and other federal and local regulations on data protection.

With zero tolerance for downtime, larger healthcare organizations require extremely reliable mission-critical data protection services. A host of state and industry regulators are now urging, and in some cases requiring, the development of business continuity and disaster recovery plans to ensure the backup, protection and recovery of data on a long-term basis. Internet Services over Ethernet is rapidly becoming the technology of choice to address these critical data center needs, because of its ability to provide transparent connectivity over the wide area. Data Storage offers an array of services in order to satisfy all of the aforementioned requirements.

Description of Data Storage’s Business

Data Storage provides online backup, data archival and disaster recovery service for a range of businesses, at a competitive cost through the operation of an internet and private network based service utilizing state of the art technology and high caliber personnel. Under our current management, we have grown and developed adding personnel to provide services in all time zones.

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

Organizational Chart

Services

We offer the following services to our clients.

Archiving-Backup Lifecycle Management (BLM)

Backup data must be managed throughout its life cycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (RTO). The BLM Archiver offers policy-based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. It creates restorable point-in-time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction. All of an enterprise's data can be placed into one of two categories. Critical information is that which is needed for day-to-day operations and resides in the system's primary storage for fast access. Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite.

Backup Lifecycle Management is a growing trend that promises substantial savings in hardware and administration, but not if the existing backup system is BLM-unfriendly. To achieve the expected return on investment (ROI), most enterprises will find it well worth choosing Distributed Backup that replaces traditional tape backup and integrates with BLM's unique technology for the greatest reduction in cost and complexity.

While there are many backup solutions on the market, not all are BLM-ready, even among those that backup to disk. It is important to note that simply replacing tape with low-cost disk will not provide the technological advantages of a tested, technologically distinct BLM architecture.

Continuous Data Protection (CDP) Appliance

As data continually mounts in today’s fast-paced business environment, organizations need to protect their systems on an ongoing basis, or risk losing mission-critical data, information, and transactions, as well as associated business revenue.

Continuous data protection is the process whereby data is captured and replicated to a separate storage location to ensure that a set of critical data is always available. With CDP you can roll back data to any known good point in time whenever necessary. In the event of a planned (maintenance, upgrade) or unplanned outage from a corrupted/lost file to a system failure or site level disaster, CDP ensures rapid data recovery to minimize downtime and data loss.

We provide a scalable CDP solution architecture designed to maximize business continuity of mission-critical messaging and database applications for data centers, dispersed branch offices, and even individual desktops and notebooks.

CDP solutions employ sophisticated I/O, CPU, and network throttling to achieve efficiency and reliability. Moreover, to protect against connectivity failures and interruptions, CDP features an auto resume mechanism that sustains replication and adapts according to the environment to achieve optimal and predictable performance.

Hard Disk Recovery by DriveSavers.com

We are an authorized reseller of DriveSavers hard disk recovery. DriveSavers’ advanced engineering methods and certified Class 100 clean room enable us to recover data from all hard drives, storage devices and removable media. We can recover from devices that have been dropped, sustained water or fire damage, suffered corruption, power failure, file deletion, or reformatting.

DriveSavers works with all versions of Windows, Mac, NetWare, and UNIX. They recover data from hard drives and removable media such as floppy diskettes, CD, or DVD. They also recover from all types of servers, RAID, SAN, and NAS devices.

Microsoft Exchange Backup

Continuous Data Protection (CDP) for Exchange

CDP provides a more efficient e-mail backup option based on its virtually unlimited granularity to remove the data loss vulnerabilities between regularly scheduled backups by optimizing Recover Point Objectives (RPO). As e-mail messages enter the Exchange server, CDP monitors the mailboxes and will immediately send those new e-mails to be backed up. Customers can now restore data from an infinite number of backup points, while the backup window and recovery time objectives are effectively reduced to zero. CDP is enabled for Microsoft Exchange using the Message Level Restore (MLR) functionality.

Offsite Backup Services

We provide online backup services that transfer a client’s information over the Internet or on a dedicated private circuit to our secure company owned off-site storage location. Our online backup service provides the most advanced data protection solution for small and medium businesses. Our service turns an ordinary server into a powerful and fully automated network backup device.

Even the most efficient organization must deal with the rare or occasional system maintenance, failures and outages. However, all businesses with intensive reliance on IT must be ready for the more catastrophic failures, such as fire, power outage or natural disaster. Our system addresses all data protection needs, from around-the-clock always updated protection of servers to the compliant archiving of data.

Virtual Tape Library (VTL)

Data Storage VTL addresses the issues associated with using physical tape as a primary backup/restore medium. Using a variety of protocols, VTL transfers data to and from disk-based virtual tapes at ultra-high speeds for fast backup and reliable recovery.

Replication with VTL enables cost-effective electronic transport for data recovery and infrastructure consolidation. Replication can be bi-directional, many-to-one, or on-to-many, providing highly efficient protection for any topology.

Only newly-created unique data is replicated, requiring a fraction of the bandwidth utilized by other technologies. Physical tape can be eliminated from remote/branch offices and consolidated at a central site. Only a single copy of data is replicated, even if it exists at multiple sites.

Tape is widely used as a prime medium for satisfying long-term compliance and archiving requirements. VTL maximizes the functionality of physical tape by offering multiple methods for creating and managing tapes, providing the flexibility to meet any required tape management schema.

Organizations today need to protect data company-wide, from the data center to the remote office. VTL is scalable solution deployed in companies of all sizes, from small and mid-sized businesses to large enterprise environments protecting multiple Petabytes of data. Whether customers require the simplicity of a single VTL or have multi-node and high-availability requirements, they can use VTL confidently, knowing that the solution will scale as their business grows.

Competition

Principal competitors by service sector are:

Data Protection

Commvault- a software company focused primarily on data management. Uses singular architecture based on Common Technology Engine to deliver data movement and expansion to changing business requirements. Commvault offers a team of engineers and consultants for customizing solutions for customers in six continents.

Fujitsu – With regional sites in 70 countries, Fujitsu is a leading provider of IT based business solutions. Along with Fujitsu Siemens Computers, it is one of the world’s top providers of servers. Services include consulting systems, integration, IT infrastructure management, computer products and telecommunication.

Hitachi – is a provider of servers, PCs, software, and telecommunications. The Information & Telecommunication Systems segment is active in areas such as hardware, communications infrastructure, hard disk drives and other storage products, as well as the provision of systems integration services based on these products.

Symantec – parent company of Norton is an industry leader in electronic messaging security, offering solutions for instant messaging, anti-spam, anti-virus, legal and content compliance, legal discovery and message archiving.

CA (Computer Associates) - offers data protection with a multi-layered solution that combines data backup, security, replication and failover.

Data De-Duplication

Diligent – is an innovator in enterprise-class disk-based data protection solutions. Recently acquired by IBM, it is the inventor of ProtecTIER, de-duplication platform capable of inline de-duplication, eliminating redundant data and amount of physical storage required.

NetApp – is a creator of storage and data management solutions for maximizing cost efficiency, offering single platform for a range of networked environments. Infrastructure solutions include archive and compliance, business continuity, disk to disk backup, storage consolidation and testing & development.

Overland Storage– this company offers a complete set of data protection appliances for small and midrange customers, to reduce backup window and simplify data retention. Emphasis is on improving data recovery speed and cost effective methods of disaster recovery.

Quantum – global specialist in backup and recovery as well as archiving of data. It was the first to market variable length de-duplication, virtual tape library for open systems and unified disk to disk backup systems.

Virtual Tape Library

Data Domain - is aimed at reducing or eliminating tape infrastructure with disk and network based data protection. Services include file storage, backup, disaster recovery, long term retention of enterprise data and litigation support as well as regulatory compliance assistance.

Falconstor – implements solutions using Continuous Data Protector, virtual tape library and network storage server.  It offers a complete line of energy conscious solutions for various industries using their IPstor storage virtualization platform.

Sepaton –  is a provider of VTL solutions for data protection, offering products and services to assist in a wide range of data protection issues such as backup performance, regulatory/corporate compliance, disaster recovery and containment of IT costs.

Off-Site Data Vaulting

There are many companies providing data vaulting services, from companies purchasing wholesale without a data center or equipment and these that have invested in equipment and software licensees. A smaller segment of companies have developed software that provide for data vaulting some of which only license their software and others that compete with their licensees.

Evault – offers online backup and recovery solutions allowing automatic storage of critical data and off-site vaults. It offers a broad range of services including archiving, email compliance, eDiscovery, business continuity planning and disaster recovery testing.

Sungard – is a leader in software and processing technology for the financial services, higher education and public sector industries. It is a major provider in information availability solutions, managed IT as well as services for applications and data center outsourcing.

Live Vault / Iron Mountain - offers online backup and recovery solutions allowing automatic storage of critical data and off-site vaults. It offers a broad range of services including archiving, email compliance, eDiscovery.

Storage Drives

IBM – (International Business Machines Corporation) specializes in computer and technology consulting as well as manufacturing and selling computer hardware and software. Infrastructure services include hosting, from mainframe to nanotechnology.

Employees

The Company currently employs twelve employees and is expected to add four additional employees by year end.

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal office is located at 875 Merrick Avenue, Westbury, NY 11590.  Our telephone number is (212) 564-4922.

ITEM 3.       LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol DTST.  No trades have occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders of Our Common Stock

As of March 31, 2009, we had we had 28 record holders of our Common Stock.

Stock Option Grants

As of March 31, 2009 we granted options to purchase 2,505,864 shares of common stock.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Company Overview

Euro Trend Inc. was incorporated on March 27, 2007 under the laws of the State of Nevada intending to commence business operations by distributing high-end European made designer clothing in mass wholesale and retail markets throughout Western Europe, Canada and the United States of America. On October 20, 2008 we completed an exchange transaction pursuant to a Share Exchange Agreement (the “acquisition”) whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common and preferred stock to the Data Storage Shareholders.  In addition, in connection with the Acquisition, we exchanged all of the outstanding Data Storage Corporation stock appreciation rights for options to purchase our common stock. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.

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

Results of Operation

Year ended December 31, 2008 as compared to December 31, 2007

Net sales.  Net sales for the year ended December 31, 2008 were $629,675, a decrease of $38,497, or 5.8%, compared to $668,172for the year ended December 31, 2007. The decrease in sales for is primarily attributable due to industry wide price compression.

Cost of sales. For the year ended December 31, 2008, cost of sales increased $6,784 to $346,007. The increase for the year ended December 31, 2008 is the result of increased facility costs. The Company's gross margin decreased to 45% for the year ended December 31, 2008 as compared to 49.2% for the year ended December 31, 2007. The majority of the company’s cost of sales consist of fixed costs and accordingly the gross profit decrease is directly attributable to the decline in sales.

Operating Expenses.  For the year ended December 31, 2008 operating expenses were $823,475, an increase of $249,345, or 43.3% as compared to $574,130 for the year ended December 31, 2007. The increase in operating expenses for year ended December 31, 2008 is additional professional fees related to the merger of Euro Trend, Inc. and Data Storage Corporation.  Professional fees for the year ended December 31, 2008 were $300,493 an increase of $217,104 from $83,389 for the year ended December 31, 2007.  The increase in professional fees were costs related to our merger transaction.

Interest Expense.  Interest expense for the year ended December 31, 2008 increased to $3,864 from $0 for the year ended December 31, 2007. For the year ended December 31, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the year ended December 31, 2008 was ($537,959) an increase of $293,452 as compared to net loss of ($244,507) for the year ended December 31, 2007. The decrease in is primarily from an increase in professional fees related to the merger of Euro Trend, Inc. and Data Storage Corporation

Liquidity and Capital Resources

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

During the year ended December 31, 2008 the company’s cash increased $251,258 to $289,061. The Company issued 51,465 shares of Series A Preferred Stock for a price of $9.72 for an aggregate purchase price of $500,000 and 92,878 shares of Common Stock for a price of $8.61 per share and an aggregate purchase price of $800,000.

The Company's working capital was $38,809 at December 31, 2008, increasing $15,715, from $23,094 at December 31, 2007.

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

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Data Storage Corporation

We have audited the accompanying balance sheets of Data Storage Corporation as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Data Storage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ

March 29, 2009

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$289,061	$37,803
Accounts receivable (less allowance for doubtful
accounts of $44,800 in 2008 and $1,000 in 2007)	53,367	34,885
Total Current Assets	342,428	72,688

Property and Equipment:
Property and equipment	1,115,984	1,052,116
Less—Accumulated depreciation	(793,110)	(673,764)
Net Property and Equipment	322,874	378,352

Other Assets:
Other assets	13,469	443
Intangible Asset – Customer list	175,528	-
Employee loan	23,000	18,000
Total Other Assets	211,997	18,443

Total Assets	877,299	469,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	72,037	47,809
Accrued expenses	10,063	1,785
Credit line payable	99,970	-
Due to related party	18,000	-
Due to NovaStor, Inc.	58,509	-
Dividend payable	25,000	-
Due to officer	7,250	-
Deferred revenue	12,790	-
Total Current Liabilities	303,619	49,594

Due to officer		1,836,097
Total Long Term Liabilities	-	1,836,097

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786	1,402	-
and 0 shares issued and outstanding in 2008 and 2007 respectively
Common stock, par value $0.001; 250,000,000 shares authorized;	12,473	28
12,473,214and 28,359 shares issued and outstanding in 2008 and 2007 respectively
Additional paid in capital	4,352,966	1,813,966
Accumulated deficit	(3,793,161)	(3,230,202)
Total Stockholders' Equity (Deficit)	573,680	(1,416,208)

Total Liabilities and Stockholders' Equity (Deficit)	$877,299	$469,483

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Sales	$629,675	$668,172

Cost of sales	346,007	339,223

Gross Profit	283,668	328,949

Selling, general and administrative	823,475	574,130

Loss from Operations	(539,807)	(245,181)

Other Income (Expense)
Interest income	5,711	674
Interest expense	(3,863)	-
Total Other (Expense)	1,848	674

Loss before provision for income taxes	(537,959)	(244,507)

Provision for income taxes	-	-

Net Loss	(537,959)	(244,507)

Preferred Stock Dividend	(25,000)	-

Net Loss Available to Common Stockholders	$(562,959)	$(244,507)

Loss per Share – Basic and Diluted	$(.012)	$(8.62)

Weighted Average Number of Shares - Basic and Diluted	4,569,356	28,359

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(537,959)	$(244,507)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	119,789	120,132
Allowance for doubtful accounts	43,800	-
Stock based compensation	51,823	-
Changes in Assets and Liabilities:
Accounts receivable	(62,282)	(15,896)
Employee loan	(5,000)	-
Other assets	(13,469)	458
Accounts payable	24,229	15,671
Accrued expenses	8,278	-
Deferred revenue	12,790	-
Due to related party	18,000	-
Net Cash Used in Operating Activities	(340,001)	(124,142)

Cash Flows from Investing Activities:
Cash paid for equipment	(63,868)	(159,187)
Cash paid for customer list	(117,019)	-
Net Cash Used in Investing Activities	(180,887)	(159,187)

Cash Flows from Financing Activities:
Advances from credit line	99,970	-
Advances from officer	7,250	297,508
Cash paid in connection with reverse merger	(635,074)	-
Capital Stock Issuance	1,300,000	-
Net Cash Provided by Financing Activities	772,146	297,508

Increase in Cash and Cash Equivalents	251,258	14,179

Cash and Cash Equivalents, Beginning of Year	37,803	23,624

Cash and Cash Equivalents, End of Year	$289,061	$37,803

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$3,863	$-

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$25,000	$-

Due to Novastor, Inc. for purchase of customer list	$58,509	$-

Conversion of officer debt for common stock	$1,836,097	$-

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Deficit	Capital	Deficit	Total

Balance January 1, 2007	-	$-	28,359	$28	$1,813,996	$(2,985,695)	$(1,171,701)

Net Loss	-	-	-	-	-	(244,507)	(244,507)

Balance December 31, 2007	-	-	28,359	28	1,813,996	(3,230,202)	(1,416,208)

Preferred stock issued
in private placement	51,465	51	-	-	499,949	-	500,000

Common stock issued
in private placement	-	-	92,878	93	799,907	-	800,000

Officer Debt Conversion	-	-	317,690	318	1,835,779	-	1,836,097

Effect of reverse merger
and recapitalization	1,350,321	1,351	12,034,287	12,034	(648,458)	-	(635,073)

Stock based compensation	-	-	-	-	51,823	-	51,823

Net loss	-	-	-	-	-	(537,959)	(537,959)

Preferred Stock Dividend	-	-	-	-	-	(25,000)	(25,000)

Balance December 31, 2008	1,401,786	$1,402	12,473,214	$12,473	$4,352,966	$(3,793,161)	$573,680

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1 Basis of presentation, organization and other matters

On October 20, 2008, Euro Trend Inc. ("Euro Trend") acquired all of the outstanding capital stock of Data Storage Corporation (“Data Storage”). Data Storage became a wholly owned subsidiary of Euro Trend. On January 6, 2009 Euro Trend, Inc. filed with the state of Nevada changing its name to Data Storage Corporation. The business of Data Storage was the only business of Euro Trend after the acquisition.

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

 The Company accounted for the acquisition as a recapitalization. The recapitalization was the merger of a private operating company (Data Storage) into a public corporation (Euro Trend) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no Goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre acquisition financial statements of Data Storage are treated as the historical financial statements of the consolidated companies.

The consolidated balance sheets, statements of operations and footnotes have been revised to show the effect on the outstanding shares resulting from the acquisition. The effect on the outstanding shares is based on the 3.89 common shares of Euro Trend for every one share of Data Storage’s common stock. In addition, where required all share amounts have been revised to reflect the 3.89 common shares of Euro Trend for every one share of Data Storage’s common stock.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2008, the Company has generated revenues of $629,675 but has incurred a net loss of $537,959. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

Stock Based Compensation

The Company follows the requirements of SFAS 123(R), Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

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

 Accounts Receivable/Allowance for Doubtful Accounts

The Company sells its services to customers on an open credit basis.  Accounts receivable are uncollateralized, non-interest-bearing customer obligations.  Accounts receivables are due within 30 days.  The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value these accounts at December 31, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

Revenue Recognition

The Company’s revenues consist principally of storage revenues. Storage revenues consist of monthly charges related to the storage of materials or data (generally on a per unit basis).  Sales are generally recorded in the month the service is provided.  For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract.

Advertising Costs

 The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $32,477 and $26,121 for advertising costs for the years ended December 31, 2008 and 2007, respectively.

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2008 include 30,304 warrants and 2,505,864 options.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the FASB, issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 , (“SFAS 161”). SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 states that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows

 Note 3  Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2007	2006
Storage equipment	$766,646	$741,176
Website and software	150,208	150,208
Furniture and fixtures	22,837	22,837
Computer hardware and software	75,498	75,498
Data Center	100,795	62,397
	1,115,984	1,052,116
Less: Accumulated depreciation	793,110	673,764
Net property and equipment	$322,874	$378,352

Depreciation expense for the years ended December 31, 2008 and 2007 was $119,789 and $120,032, respectively.

Note 4 Intangible Asset – Customer list

Costs incurred in connection with obtaining customer lists have been capitalized and are being amortized using the straight line method over a fifteen year life.  The Company’s intangible assets consisted of the following at December 31, 2008 and 2007:

	2008	2007
Customer lists	$285,607	$110,079
Accumulated amortization	(110,079)	(109,636)
Net Cost	$175,528	$443

Amortization expense for the year ended December 31, 2008 and 2007 were $443 and $102 respectively

Amortization of the intangible assets for the next five years are as follows:

Years Ending December 31,	Amount
2009	$ 11,702
2010	$ 11,702
2011	$ 11,702
2012	$ 11,702
2013	$ 11,702

Note 5 Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2008, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2008, the Company owed $99,970 under this agreement.

 Note 6 Stockholders’ Equity

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event.

Conversion

The number of shares of Common Stock to which a share of Series A Preferred Stock may be converted shall be the product obtained by dividing the Original Issue Price of such share of Series A Preferred Stock by the then-effective Conversion Price (as defined below) for such share of Series A Preferred Stock. The conversion price for the Series A Preferred Stock shall initially be equal to $1.39 and shall be adjusted from time to time.

Voting

Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes, upon any meeting of the stockholders of the Corporation (or action taken by written consent in lieu of any such meeting) equal to the number of shares of Class B Common Stock into which such shares of Series A Preferred Stock could be converted

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation.

Stock Issuances

During the year ended December 31, 2008, the Company issued 317,690 shares of the Common Stock in exchange for $1,836,097 of debt due to the Chief Executive Officer of the Company.

 During the year ended December 31, 2008, an aggregate of 51,465 shares of Preferred Stock and 92,878 shares of Common Stock were issued in private placement for an aggregate of $1,300,000.

Common Stock Options / Stock Appreciation Plan

Data Storage established a stock appreciation plan to enable the Company to attract and retain employees to assist in increasing its value.

On the date of grants the board of directors assigned a value of $200,000 to the company for use as a base in calculating future stock appreciation under the plan. As of December 31, 2008, Data Storage granted 2,200,000 units of stock appreciation rights all of which were granted prior to 2006.

On October 20, 2008, the date of the Acquisition, The Company adopted the 2008 Equity Incentive Plan (the “plan”) and exchanged the outstanding vested units for options under the plan. Under the exchange agreement, 2,200,000 units of stock appreciation rights were exchanged for options to purchase 2,505,864 shares of common stock exercisable at $0.14.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2006	-0-	$-0-	$-0-
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2007	-0-	-0-	-0-
Granted	2,505,864	0.14	0.14
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	2,505,864	$0.14	$0.14

Share-based compensation expense for options totaling $44,000 were recognized in our results for the years ended December 31, 2008 is based on awards vested and the Company estimated no forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. The options were valued at the grant date at $0.018.

Common Stock Warrants

On October 28, 2008 the Company issued warrants to purchase 30,204 shares of its common stock at $0.28 to consultants in exchange for services.

A summary of the Company's warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2006	-0-	$-0-	$-0-
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2007	-0-	-0-	-0-
Granted	30,204	0.28	0.28
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	30,204	$0.28	$0.28

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with SFAS 123(R), Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards.  The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Share-based compensation expense for warrants totaling $7,823 were recognized in our results for the years ended December 31, 2008 is based on awards vested and the Company estimated no forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2008 are set forth in the table below.

2008
Weighted average fair value of warrants granted	$0.28
Risk-free interest rate	2.82%
Volatility	100%
Expected life (years)	5
Dividend yield	0.00%

Note 7 Related Party Transactions

Due to related party represents 2008 rent accrued to the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

On July 7, the Chief Executive Officer of Data Storage Corporation converted debt of $1,836,097 in exchange for 2,223,830 shares of common stock.

Note 8 Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2008	2007
CURRENT
Federal	$-0-		$-0-
State	-0-		-0-
Total current tax provision	-0-		-0-

DEFERRED
Federal	-0-		-0-
State	-0-		-0-
Total deferred tax benefit	-0-		-0-
Total tax provision (benefit)	$-0-		$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$(146,450)	$	(-0-)
Less: valuation allowance	146,450		-0-
Deferred tax assets	-0-		-0-
Deferred tax liabilities	-0-		-0-

Net deferred tax asset	$-0-		$-0-

The Company had federal and state net operating tax loss carry-forward of approximately $366,125 as of December 31, 2008.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2008, net deferred tax assets did not change due to the full allowance.  The Gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2008.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2008	2007

Expected income tax benefit (loss) at statutory rate of 34%	$124,483	$-0-
State and local tax benefit, net of federal	21,968	-0-
Change in valuation account	(146,450)	(-0-)

Income tax expense (benefit)	$-0-	$-0-

Note 9 Subsequent Events

On January 7, 2009, our stockholders approved a one-for-seven reverse stock split, which became effective on January 27, 2009. All references to share and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Rosenberg Rich Baker Berman & Company independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31,2008, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the Closing Date. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Charles M. Piluso	55	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board and Treasurer
Jason Nocco	29	Secretary
Lawrence A. Maglione	47	Director
Richard P. Rebetti, Jr.	42	Director
John Argen	54	Director
Joseph B. Hoffman	51	Director
Jan Burman	56	Director
Biagio Civale	73	Director

Charles M. Piluso, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board and Treasurer

Prior to Data Storage Corporation, Mr. Piluso founded North American Telecommunication Corporation; facilities based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company's Chairman and President from 1997 to 2000. Between 1990 and 1997, Mr. Piluso served as Chairman & founder of International Telecommunications Corporation, a facilities-based international carrier licensed by the Federal Communications Commission.

Founded International Telecommunications Corporation in 1990 and grew from two employees to 135 employees with $170 million in revenues by 1997. The company had operations, agreements and partnerships in many countries including Russia, Ukraine, Jordan, Israel, United Kingdom, Dominican Republic, Chile and Canada. During his tenure, Mr. Piluso grew the company to the fifth largest international facilities based carrier in the USA within five years.  In 1995 Mr. Piluso sold an interest to Ronald Lauder’s Venture Group and then finally cashed out in 1997 to a Latin America Group.

Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation's Telephone Equipment Division. Over the years, Mr. Piluso was promoted from Sales to Sales Management, Marketing and Business Development in their Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Corporation’s telephone unit.

Mr. Piluso graduated from St. John's University in 1976 with a Bachelor's Degree, received a Master's of Arts in Political Science and Public Administration, and earned a Masters of Business Administration in May 1986. Mr. Piluso was an Instructor Professor at St. John's University from 1986 through 1988 in the College of Business.  Member of the Board of Trustees: Molloy College; Member of the Board of Governors: Saint John’s University; and, received the 2001 Outstanding Alumni Award: Saint John’s University.

Jason Nocco, Secretary

Mr. Nocco joined Data Storage Corporation in 2001 and was promoted to Secretary in 2008. Mr. Nocco is responsible for Data Storage Corporation's Information Technology including Data Center Management, Technical Support Group, Client Installation, Channel Partner Support and Client Help Desk.  Prior to Data Storage Corporation, Mr. Nocco was employed by Cablevision Systems Corporation and The Dime Bank. Mr. Nocco holds a Bachelors of Science in Computer Technology and Networking from State University of New York and is also a graduate of the Executive Master’s in Business Administration degree program at the Zicklin School of Business at CUNY Baruch College.

Lawrence A. Maglione, Director

Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.  Mr. Maglione, a co-founder of Data Storage Corporation, is a financial management veteran with more than 24 years of experience. Prior to joining Data Storage Corporation Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.

At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenor Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation.

Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries.

Mr. Maglione is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. He holds a Bachelor of Science degree in Accounting; a Master’s of Science in Taxation and is a Certified Public Accountant.

Richard P. Rebetti Jr., Director

Prior to working for Data Storage Corporation, Mr. Rebetti was a co-founder of North American Telecommunications Corporation, where he worked from December of 1997 through February of 2001. North American Telecom is a competitive local exchange carrier offering local, long distance and data services to small and medium size businesses.

Mr. Rebetti was responsible for Systems and Technology, which included, Information Systems, Internet services, service delivery and Operational Support Systems. During the initial two years he was also responsible for billing, corporate marketing and client care.

Prior to working for North American Telecommunications Corporation, Mr. Rebetti worked for RSL COM, U.S.A., Inc., formally International Telecommunications Corporation (ITC). He was a co-founder of ITC in May of 1990. During his first 5 years at ITC, he was responsible for setting up and managing the accounting, billing and M.I.S. departments. During his last year and a half at RSL COM, U.S.A., Inc. he was President of RSL Com PriceCall, Inc. RSL Com PriceCall was the enhanced services division of RSL COM, U.S.A., Inc. During his tenure as President of PrimeCall, annual revenue went from $4,000,000 in 1995 to $40,000,000 in 1997.

Mr. Rebetti has a Bachelors of Science Degree in Finance and an Advanced Professional Certificate in Accounting from St. John's University, New York, as well as a Masters of Business Administration in Management from City University of New York, Baruch College.

John Argen, Director

John Argen is a Business Consultant and Developer specializing in the information technology, telecommunications and construction industries. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms.

From 1992 to 2003, John Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produced gross revenues exceeding 100 million dollars in 2000.

 John has been a guest speaker at numerous corporate seminars and industry shows. He has been featured on NBC’s “Business Now” which accredited his Technology Construction Management methodology as an innovative process for implementing high tech projects on time and within budget.

Prior to DCC Systems Mr. Argen held senior management positions at ITT/Metromedia (15 years) and was VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company (2 years). Throughout his corporate tenure he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. In a career that spans 30 years e he has had full responsibility for technology related and construction projects worth over a billion dollars.

John Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

Joseph B. Hoffman

Mr. Hoffman, a partner with Kelley Drye & Warren LLP, is a business lawyer with special focus in telecommunications transactions. Mr. Hoffman's practice encompasses a wide variety of issues confronting telecom and technology companies. He advises on purchase and sale of assets and companies as well as financing transactions, including venture capital, equipment leasing and institutional, and executive compensation matters.

He also represents investment companies, real estate developers, lenders and thoroughbred industry interests with respect to various corporate, financing, real estate and tax matters. Mr. Hoffman heads up the Commercial Group in Kelley Drye & Warren's Tysons Corner, Virginia and Washington offices

Jan Burman

Since 1978, Jan Burman has brought a unique style and personal sensitivity to the business of real estate development. He has an insight for spotting hidden opportunities that lesser-trained eyes overlook. This adds up to consistent results: value for partners, dividends for investors, and outstanding properties for tenants and buyers. Among his successes: a divestiture of nearly $140 million in holdings to First Industrial Realty Trust; he conceived and developed LI’s largest independent “golden age” community to date, The Meadows; he co-developed The Bristal, a growing family of prestigious Assisted Living communities; and, over the years, he has collaborated on the purchase and/or development of over 15 million square feet of property, from Canada to Florida. Jan, also a CPA, is the founder, past president and chairman of ABLI, the Association for a Better Long Island, which is an aggressive multi-focus lobby created to protect the economic needs of Nassau and Suffolk Counties. He is also a member of the Corporate Advisory Council for the School of Management at Syracuse University, from where he received his MBA.

Biagio Civale

Mr. Civale has a long, successful career in Telecommunications and as a distinguished Arbitrator with both NASD Regulations, Inc. and the American Arbitration Association. As an Arbitrator over the past 32 years, he has dealt with issues surrounding the performance of and adherence to contracts and relationships and responsibilities between and among Clients and Stockbrokers.

As Vice President of Business Development for North American Telecom, Mr. Civale created new business opportunities and alliances around the globe. As Regional Vice President for RSLCOM, he planned and implemented an international Telecommunications network inter-connecting 22 countries on four continents. And, as VP of International Business Development for International Telecommunications Corporation, he was directly responsible for obtaining operating agreements with 24 countries and reached 5th internationally.

Prior to International Telecommunications Corporation, Mr. Civale held various General Management positions with a number of International Business Concerns. Mr. Civale is fluent in 5 languages, has a degree from the University of Pisa and has studied Law at the University of Florence. Mr. Civale is also a member of the Data Storage Corporation Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

The Company does not have an independent audit committee

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Charles M. Piluso President, Chief Executive Officer and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0

Jason Nocco Secretary	2008	$96,500	0	0	0	0	0	0	$0
	2007	$79,230	0	0	0	0	0	0	$79,230

Peter O’Brien President, Chief Executive Officer, Treasurer, and Secretary	2008	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
	2007	$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name And Address Of Beneficial Owner (1)(2)	Amount And Nature Of Beneficial Ownership	Percent Of Outstanding Shares(3)
Charles M. Piluso	9,409,229	67%
Lawrence M. Maglione, Jr.	33,172	*%
Jan Burman	2,982,523	21%
Richard P. Rebetti, Jr.	8,172	*%
Scott Burman	316,350	2%
David Burman	316,350	2%
Steve Krieger	316,350	2%
All Executive Officers and Directors as a group (4)	12,433,096	89.6%

* Less than 1%

(1) The address for each person is 875 Merrick Avenue, Westbury, NY 11590.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) Based upon 13,875,011 shares issued and outstanding as of March __, 2009. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $23,000 and $18,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                    Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/Charles M. Piluso
President, Chief Executive Officer

Dated	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer	March 31, 2009
Charles M. Piluso