Form 10-Q
period 2009-03-31
Data Storage Corp
filed 2009-05-20
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DATA STORAGE CORPORATION
 (Exact name of registrant as specified in Charter)

NEVADA	333-148167	98-0530147
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

875 Merrick Avenue
Westbury, NY 11590
 (Address of Principal Executive Offices)
 _______________

     (212) 564-4922
 (Issuer Telephone number)
______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009:  13,875,011 shares of Common Stock.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

PART I – Financial Information

Item 1.  Consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$114,495	$289,061
Accounts receivable (less allowance for doubtful
accounts of $19,800 in 2009 and $48,800 in 2008)	71,188	53,367
Total Current Assets	185,683	342,428

Property and Equipment:
Property and equipment	1,118,984	1,115,984
Less—Accumulated depreciation	(824,981)	(793,110)
Net Property and Equipment	294,003	322,874

Other Assets:
Other assets	5,616	13,469
Intangible Asset - Acquired Customer Base	172,602	175,528
Employee loan	23,000	23,000
Total Other Assets	201,218	211,997

Total Assets	680,904	877,299

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	90,869	72,037
Accrued expenses	6,619	10,063
Credit line payable	99,970	99,970
Due to related party	21,218	18,000
Due to Nova Stor, Inc.	58,509	58,509
Dividend Payable	37,500	25,000
Due to officer	8,464	7,250
Deferred revenue	10,654	12,790
Total Current Liabilities	333,803	303,619

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 shares issued and outstanding in each period
Common stock, par value $0.001; 250,000,000 shares authorized;	12,473	12,473
12,473,214 shares issued and outstanding in each period
Additional paid in capital	4,269,715	4,352,966
Accumulated deficit	(3,936,489)	(3,793,161)
Total Stockholders' Equity	347,101	573,680

Total Liabilities and Stockholders' Equity	$680,904	$877,299

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Sales	$139,373	$167,150

Cost of sales	89,629	79,709

Gross Profit	49,744	87,441

Selling, general and administrative	262,687	139,378

Loss from Operations	(212,943)	(51,937)

Other Income (Expense)
Interest income	177	18
Interest expense	(1,312)	(289)
Total Other (Expense)	(1,135)	(271)

Loss before provision for income taxes	(214,078)	(52,208)

Provision for income taxes	-	-

Net Loss	(214,078)	(52,208)

Preferred Stock Dividend	(12,500)	-

Net Loss Available to Common Shareholders	$(226,578)	$(52,208)

Loss per Share – Basic and Diluted	$(0.018)	$(1.84)
Weighted Average Number of Shares - Basic and Diluted	12,473,214	28,359

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(214,078)	$(52,208)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,798	29,948
Allowance for doubtful accounts	(25,000)	-
Changes in Assets and Liabilities:
Accounts receivable	7,179	(22,024)
Employee Loan	-	(5,000)
Other Assets	7,854	-
Accounts payable	18,831	16,950
Accrued expenses	(3,445)	-
Deferred Revenue	(2,136)	-
Due to Related Party	3,218	4,500
Net Cash Used in Operating Activities	(172,779)	(27,834)

Cash Flows from Investing Activities:
Cash paid for equipment	(3,000)	-
Net Cash Used in Investing Activities	(3,000)	-

Cash Flows from Financing Activities:
Advances from credit line	-	15,009
Advances from shareholder	1,213	-
Net Cash Provided by Financing Activities	1,213	15,009

Increase (Decrease) in Cash and Cash Equivalents	(174,566)	(12,825)

Cash and Cash Equivalents, Beginning of Period	289,061	37,803
Cash and Cash Equivalents, End of Period	$114,495	$24,978

Cash paid for interest	$177	$18
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10-K for the year ended December 31, 2008

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2009, the Company has generated revenues of $139,373 but has incurred a net loss of $214,078. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

Note 2  Summary of Significant Accounting Policies

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

Note 3 Stockholders’ Equity

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

Company Overview

Data Storage Corporation f/k/a Euro Trend Inc. was incorporated on March 27, 2007 under the laws of the State of Nevada intending to commence business operations by distributing high-end European made designer clothing in mass wholesale and retail markets throughout Western Europe, Canada and the United States of America. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 12,034,287 shares of our common stock to the Data Storage Shareholders.

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

Results of Operation

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Net sales.  Net sales for the three months ended March 31, 2009 were $139,373, a decrease of $27,777, or 16.62%, compared to $167,150 for the three months ended March 31, 2008. The decrease in sales for is primarily attributable due to the loss of a channel partner and pricing decreases in the industry.

Cost of sales.  For the three months ended March 31, 2009, cost of sales increased $9,920 to $89,629 from $79,709 for the three months ended March 31, 2008. The increase is due to the addition of managed services which are provided on a resale basis. The Company's gross margin decreased to 35.7% for the three months ended March 31, 2009 as compared to 52.3% for the three months ended March 31, 2008.   The addition of managed services which carry a lower gross margin combined with pricing decreases in the industry accounted for the decrease.

Operating Expenses.  For the three months ended March 31, 2009 operating expenses were $262,687, an increase of $123,309, or 88.5% as compared to $139,378 for the three months ended March 31, 2008. The increase in operating expenses for the three months ended March 31, 2009 is a result of additional professional fees related to the Data Storage Corporation being a public corporation and the hiring of sales personnel.  Professional fees for the three months ended March 31, 2009 were $52,044 an increase of $20,828 from $31,216 for the three months ended March 31, 2008.  For the three months ended March 31, 2009 salaries were $109,180 and increase of $80,648 from the period March 31, 2008.  Additional salaries represent sale personnel hired during the quarter ended March 31, 2009.

Interest Expense.  Interest expense for the three months ended March 31, 2009 increased to $1,312 from $289 for the three months ended March 31, 2008. For the three months ended March 31, 2009 and March 31, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the three months ended March 31, 2009 was $214,078 an increase of $161,870 as compared to net loss of $52,208 for the three months ended March 31, 2008.  The decrease is primarily from an increase in professional fees and increased salary expense

Liquidity and Capital Resources

In 2009 we intend to continue to work to increase our presence in the marketplace through both organic growth and acquisition of data storage service provider’s assets.

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

During the 3 months ended March 31, 2009 the company’s cash decreased $174,566 to $114,495.

The Company's working capital was $(110,620) at March 31, 2009, decreasing $186,929, from $38,809 March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company lacks the size and complexity to segregated buties sufficiently for proper controls. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 20, 2009	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer