Form 10-Q
period 2009-06-30
Data Storage Corp
filed 2009-08-14
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
 (Registrant’s Telephone number)
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
Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of stock, as of August 11 2009:

Number of Shares
Common Stock	12,789,564
Preferred Stock	1,401,786

DATA STORAGE CORPORATION
FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations for the Three and Six months ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Six months ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

PART I – Financial Information

Item 1.  Financial Statements
	June 30,	December 31,
ASSETS	2009	2008
Current Assets:	(Unaudited)
Cash and cash equivalents	$73,234	$289,061
Accounts receivable (less allowance for doubtful
accounts of $12,300 in 2009 and $44,800 in 2008)	35,842	53,367
Prepaid Expenses	56,079
Total Current Assets	165,155	342,428

Property and Equipment:
Property and equipment	1,127,377	1,115,984
Less—Accumulated depreciation	(854,795)	(793,110)
Net Property and Equipment	272,582	322,874

Other Assets:
Other assets	45,030	13,469
Intangible Asset - Acquired Customer Base	169,677	175,528
Employee loan	23,000	23,000

Total Other Assets	237,707	211,997

Total Assets	675,444	877,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	108,672	72,037
Accrued expenses	16,494	10,063
Credit line payable	99,970	99,970
Due to related party	25,718	18,000
Due to Nova Stor, Inc.	58,509	58,509
Dividend Payable	50,000	25,000
Due to officer	79,025	7,250
Deferred revenue	68,282	12,790
Total Current Liabilities	506,670	303,619

Commitments and contingencies	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
12,789,564 and 12,473,214 shares issued and outstanding	12,789	12,473
Additional paid in capital	4,504,875	4,352,966
Accumulated deficit	(4,350,292)	(3,793,161)
Total Stockholders' Equity	168,774	573,680
Total Liabilities and Stockholders' Equity	$675,444	$877,299

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$141,034	$161,437	$280,406	$328,587

Cost of sales	122,532	83,894	212,160	163,603

Gross Profit	18,502	77,543	68,246	164,984

Selling, general and administrative	335,442	143,266	598,130	282,644

Loss from Operations	(316,940)	(65,723)	(529,884)	(117,660)

Other Income (Expense)
Interest income	10	17	187	36
Interest expense	(1,122)	(586)	(2,434)	(875)
Total Other (Expense)	(1,112)	(569)	(2,247)	(839)

Loss before provision for income taxes	(318,052)	(66,292)	(532,131)	(118,499)

Provision for income taxes

Net Loss	(318,052)	(66,292)	(532,131)	(118,499)

Preferred Stock Dividend	(12,500)	-	(25,000)	-

Net Loss Available to Common Shareholders	$(330,552)	$(66,292)	$(557,131)	$(118,499)

Loss per Share – Basic and Diluted	$(0.026)	$(2.34)	$(0.044)	$(4.18)
Weighted Average Number of Shares - Basic and Diluted	12,598,363	28,359	12,536,134	28,359

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Net loss	$(532,131)		$(118,499)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67,535		57,132
Allowance for doubtful accounts	(32,500)
Stock based compensation	9,672
Changes in Assets and Liabilities:
Accounts receivable	50,025		(25,736)
Employee Loan	-		(5,000)
Other Assets	(31,561)		-
Prepaid Expenses	(13,524)
Accounts payable	36,661		44,969
Accrued expenses	6,431		-
Deferred Revenue	55,492		-
Due to Related Party	7,718		9,000
Net Cash Used in Operating Activities	(376,182)		(38,134)

Cash Flows from Investing Activities:
Cash paid for fixed assets	(11,392)		(63,868)
Net Cash Used in Investing Activities	(11,392)		(63,868)

Cash Flows from Financing Activities:
Advances from credit line	-		99,969
Capital Stock Issuance	100,000
Advances from shareholder	71,774		-
Net Cash Provided by Financing Activities	171,774		99,969

Increase (Decrease) in Cash and Cash Equivalents	(215,800)		(2,033)

Cash and Cash Equivalents, Beginning of Period	289,034		37,778

Cash and Cash Equivalents, End of Period	$73,234		$35,745

Cash paid for interest	$2,434	$
Cash paid for income taxes	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Data Storage Corporation was incorporated in Delaware on August 29, 2001. Through its various properties, Data Storage Corporation (DSC) delivers and supports a broad range of premium technology solutions which store, protect, optimize, and leverage information.  Clients look to DSC to manage data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operating expenses, and to meet increasing industry, state, and federal regulations.  The company markets to government, education, and the healthcare industry by leveraging leading technologies such as Virtualization, Cloud Computing, Electronic Health Records, Green IT, and Wireless.  The company offers hardware, software as a service, installation, maintenance, managed IT services, and training for building in-house expertise. To protect and leverage our customers’ investments, DSC provides a range of top-quality professional services and proactive customer support; directly, as well as through authorized partner organizations globally.

Data Storage Corporation derives its revenues from the sale of solutions that provide businesses protection of critical electronic data. Primarily, these services consist of electronic medical records, email storage and compliance solutions; off site data back up; continuous data protection; data duplication; high availability replication and virtual tape libraries for disaster recovery and business continuity. The Company has Data Centers in Westbury, New York and maintains equipment under a strategic alliance with Broadsmart a VoIP company in Fort Lauderdale, Florida to provide redundant data protection.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2009, the Company has generated revenues of $280,406 but has incurred a net loss of $532,131. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception. The Company has been successful in raising money as needed.  Further it is the intention of Charles Piluso to continue to raise money through stock issuance and to fund the Company on an as needed basis.

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

The Company entered into three stock purchase agreements on May 26, 2009 for a total of 316,350 shares for an aggregate price of $100,000

Common Stock Options

During the six months ended June 30, 2009 the Company issued  254,142 common stock options to two employees and  169,428 common stock options to an outside contractor.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Option	Range of Option Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2009	2,505,864	$-0-	$0.14
Granted	423,570	-0-	0.29
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at June 30, 2009	2,929,432	-0-	0.16

Share-based compensation expense for options totaling $9,672 was recognized in our results for the six months ended June 30 , 2009 is based on awards vested. . The options were valued at the grant date at $116,058..

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with SFAS 123(R), Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the six months ended June 30, 2009 are set forth in the table below.

2009
Weighted average fair value of options granted	$.29
Risk-free interest rate	3.07%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

As of June 30, 2009, there was approximately $64,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.5 years.

Note 4 Subsequent Events

On July 9, 2009 the Company entered into a stock purchase agreement with an existing shareholder for 237,263 shares for $75,000

On August 12, 2009 the Company entered into a stock purchase agreement for 288,572.25 shares of common stock for $100,000.

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

Through its various properties, Data Storage Corporation (DSC) delivers and supports a broad range of premium technology solutions which store, protect, optimize, and leverage information.  Clients look to DSC to manage data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operating expenses, and to meet increasing industry, state, and federal regulations.  The company markets to government, education, and the healthcare industry by leveraging leading technologies such as Virtualization, Cloud Computing, Electronic Health Records, Green IT, and Wireless.  The company offers hardware, software as a service, installation, maintenance, managed IT services, and training for building in-house expertise. To protect and leverage our customers’ investments, DSC provides a range of top-quality professional services and proactive customer support; directly, as well as through authorized partner organizations globally.

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

Results of Operation

Three and Six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008

Net sales.  Net sales for the three months ended June 30, 2009 were $141,034, a decrease of $20,403, or 12.6% compared to $161,437 for the three months ended June 30, 2008, and for the six months ended June 30, 2009 were $280,406 a decrease of $48,181, or 14.7%, compared to $328,587 for the six months ended June 30, 2008. The decrease in sales is primarily attributable due to the loss of client, pricing decreases in the industry and the renegotiation of a contract with our largest customer.

Cost of sales.   For the three months ended June 30, 2009, cost of sales increased $38,638 to $122,532 from $83,894 for the three months ended June 30, 2008 and for the six months ended June 30, 2009, cost of sales increased $48,557 to $212,160 from $163,603 for the six months ended June 30, 2008. The increase is due to the addition of managed services which are provided on a resale basis and continuing pricing decreases in the industry. The Company's gross margin decreased to 13.12% for the three months ended June 30, 2009 as compared to 48.0% for the three months ended June 30, 2008 and the Company's gross margin decreased to 24.3% for the six months ended June 30, 2009 as compared to 50.2% for the six months ended June 30, 2008.   Primarily fixed costs, the addition of managed services which carry a lower gross margin, pricing decreases in the industry accounted for the decrease.   In addition, the company has moved all employees to a leased employee program which includes payroll taxes and benefits in salary expense.

Operating Expenses.  For the three months ended June 30, 2009 operating expenses were $335,442, an increase of $192,176 as compared to $143,266 for the three months ended June 30, 2008 and for the six months ended June 30, 2009 operating expenses were $598,130 an increase of $315,486, as compared to $282,644 for the six months ended June 30, 2008. The increase in operating expenses for the three and six months ended June 30, 2009 is a result of the hiring of sales personnel.  Salary expenses for the three months ended June 30, 2009 were $175,743 an increase of $148,667 from $27,076 for the three months ended June 30, 2008 and salary expenses for the six months ended June 30, 2009 were $284,922 an increase of $229,315 from $55,607 for the six months ended June 30, 2008.   Professional fees for the three months ended June 30, 2009 were $50,952, a decrease of $977 as compared to $51,929 for the three months ended June 30, 2009 and for the six months ended June 30, 2009 professional fees were $102,997 an increase of $19,851 as compared to $83,146 for the six months ended June 30, 2008. Additional salaries represent sale personnel hired during the quarter ended March 31, 2009.  Additional professional fees are related to Data Storage being public corporation during 2009.

Interest Expense.  Interest expense for the three months ended June 30, 2009 increased to $1,122 from $586 for the three months ended June 30, 2008 and interest expense for the six months ended June 30, 2009 increased to $2,434 from $875 for the six months ended June 30, 2008. For the three six months ended June 30, 2009 and June 30, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the three months ended June 30, 2009 was $318,052 an increase of $251,760 as compared to net loss of $66,292 for the three months ended June 30, 2008 and net loss for the six months ended June 30, 2009 was $532,131 an increase of $413,632 as compared to net loss of $118,499 for the six months ended June 30, 2008.  The decrease is primarily from an increase in professional fees and increased salary expenses.

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

During the 6 months ended June 30, 2009 the company’s cash decreased $215,827 to $73,234.

The Company's working capital was ($341,515) at June 30, 2009, decreasing $380,324 from $38,809 at December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company lacks the size and complexity to segregated duties sufficiently for proper controls. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into three stock purchase agreements on May 26, 2009 for a total of 316,350 shares for an aggregate price of $100,000

On July 9, 2009 the Company entered into a stock purchase agreement with an existing shareholder for 237,263 shares for $75,000

On August 12, 2009 the Company entered into a stock purchase agreement for 288,572.25 shares of common stock for $100,000.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no Matters submitted to a Vote of Security Holders during the period ended June 30, 2009.

Item 5. Other Information.

There is no information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)        Exhibits

             31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: August 14, 2009	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer