Form 10-Q
period 2009-09-30
Data Storage Corp
filed 2009-11-20
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DATA STORAGE CORPORATION
 (Exact name of registrant as specified in Charter)

NEVADA	333-148167	98-0530147
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)
401 Franklin Avenue
Garden City, N.Y. 11530
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
Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s class of common stock, as of November 19, 2009:

Number of Shares
Common Stock	13,315,399

DATA STORAGE CORPORATION
FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

PART I – Financial Information

Item 1.  Financial Statements

	September 30,	December 31,
ASSETS	2009	2008
Current Assets:	(Unaudited)
Cash and cash equivalents	$30,876	$289,061
Accounts receivable (less allowance for doubtful
accounts of $17,000 in 2009 and $44,800 in 2008)	46,008	53,367
Prepaid Expenses	39,230
Total Current Assets	116,114	342,428

Property and Equipment:
Property and equipment	1,214,161	1,115,984
Less—Accumulated depreciation	(883,355)	(793,110)
Net Property and Equipment	330,806	322,874

Other Assets:
Other assets	42,922	13,469
Intangible Asset - Acquired Customer Base, net	139,667	175,528
Employee loan	23,000	23,000

Total Other Assets	205,589	211,997

Total Assets	652,509	877,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	170,550	72,037
Accrued expenses	30,205	10,063
Credit line payable	99,970	99,970
Due to related party	30,218	18,000
Due to Nova Star, Inc.	30,000	58,509
Dividend Payable	62,500	25,000
Due to officer	79,025	7,250
Deferred revenue	59,853	12,790
Total Current Liabilities	562,321	303,619
Deferred rental obligation	11,380	-
Total Liabilities	573,701	303,619

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
13,315,399 and 12,473,214 shares issued and outstanding	13,315	12,473
Additional paid in capital	4,682,831	4,352,966
Accumulated deficit	(4,618,740)	(3,793,161)
Total Stockholders' Equity	78,808	573,680
Total Liabilities and Stockholders' Equity	$652,509	$877,299

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$149,882	$149,330	$430,289	$477,917

Cost of sales	116,403	82,905	328,564	246,508

Gross Profit	33,479	66,425	101,725	231,409

Selling, general and administrative	288,474	215,628	886,605	498,272

Loss from Operations	(254,995)	(149,203)	(784,880)	(266,863)

Other Income (Expense)
Interest income	2	4,223	189	4,259
Interest expense	(958)	(1,390)	(3,392)	(2,265)
Total Other (Expense)	(956)	2,833	(3,203)	1,994

Loss before provision for income taxes	(255,951)	(146,370)	(788,083)	(264,869)

Provision for income taxes

Net Loss	(255,951)	(146,370)	(788,083)	(264,869)

Preferred Stock Dividend	(12,500)	-	(37,500)	-

Net Loss Available to Common Shareholders	$(268,951)	$(146,370)	$(825,583)	$(264,869)

Loss per Share – Basic and Diluted	$(0.02)	$(0.37)	$(0.06)	$(1.73)
Weighted Average Number of Shares - Basic and Diluted	13,138,702	399,407	12,739,198	153,401

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net loss	$(788,083)	$(264,869)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	97,597	85,698
Allowance for doubtful accounts	(27,800)	-
Stock based compensation	15,474	-
Changes in Assets and Liabilities:
Accounts receivable	35,159	(40,440)
Employee Loan	-	(5,000)
Other Assets	(504)	-
Prepaid Expenses	(27,943)	-
Accounts payable	98,513	(21,788)
Accrued expenses	20,142	2,337
Deferred Revenue	47,064	-
Deferred Rent	11,380	-
Due to Related Party	12,218	13,500
Net Cash Used in Operating Activities	(506,783)	(230,562)

Cash Flows from Investing Activities:
Cash paid for equipment	(98,177)	(63,868)
Deposit on investment	-	(50,000)
Net Cash Used in Investing Activities	(98,177)	(113,868)

Cash Flows from Financing Activities:
Advances from credit line	-	99,969
Proceeds from the issuance of common stock	275,000	1,100,000

Advances from shareholder	71,774	-
Net Cash Provided by Financing Activities	346,775	1,199,969

Increase (Decrease) in Cash and Cash Equivalents	(258,185)	855,539

Cash and Cash Equivalents, Beginning of Period	289,061	37,803

Cash and Cash Equivalents, End of Period	$30,876	$893,343

Cash paid for interest	$3,392	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2009, the Company has generated revenues of $430,289 but has incurred a net loss of $788,083. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, other assets, accounts payable, line of credit, due to related parties and other liabilities. Management believes the estimated fair value these accounts at September 30, 2009 approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

Stock Based Compensation

The Company follows the requirements of ACCOUNTING STANDARDS CODIFICAITON (“ASC”) ASC-718-10-10), Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

 Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

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

Note 3 Commitments and Contingencies

On July 1, 2009 the Company entered into an operating lease for it headquarters operations.  Future minimum rental payments are as follows:

Year Ending June 30,
2010	$41,160
2011	72,676
2012	74,857
2013	77,103
2014	79,416
$345,212

Note 4 Stockholders’ Equity

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

The Company entered into three stock purchase agreements on May 26, 2009 for a total of 316,350 shares for an aggregate price of $100,000

On July 9, 2009 the Company entered into a stock purchase agreement with an existing shareholder for 237,263 shares for $75,000.

On August 12, 2009 the Company entered into a stock purchase agreement for 288,572 shares of common stock for $100,000.

Common Stock Options

During the nine months ended September 30, 2009 the Company issued 254,142 common stock options to two employees and 169,428 common stock options to an outside contractor.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Option	Range of Option Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2009	2,505,864	$-0-	$0.14
Granted	423,570	-0-	0.29
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at September 30, 2009	2,929,432	$-0-	$0.16

Share-based compensation expense for options totaling $15,474 was recognized in our results for the nine months ended September 30, 2009 is based on awards vested. The options were valued at the grant date at $116,058.

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with ACCOUNTING STANDARDS CODIFCATION (“ASC”) ASC 718-10-10, Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2009 are set forth in the table below.

2009
Weighted average fair value of options granted	$.29
Risk-free interest rate	3.07%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

As of September 30, 2009, there was approximately $40,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.5 years.

Note 4 Subsequent Events

The Company has evaluated subsequent events through November 19, 2009, the date on which financial statements were issued, and has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended September 30, 2009.

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

Results of Operation

Three and Nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008

Net sales.  Net sales for the three months ended September 30, 2009 were $149,882, an increase of $552, or .4% compared to $149,330 for the three months ended September 30, 2008, and for the nine months ended September 30, 2009 were $430,289 a decrease of $47,628, or 10.0%, compared to $477,917 for the nine months ended September 30, 2008. The decrease in sales is primarily attributable due to the loss of clients, pricing decreases in the industry and the renegotiation of a contract with our largest customer.

Cost of sales. For the three months ended September 30, 2009, cost of sales increased $33,498 to $116,403 from $82,905 for the three months ended September 30, 2008 and for the nine months ended September 30, 2009, cost of sales increased $82,056 to $328,564 from $246,508 for the nine months ended September 30, 2008. The increase is due to the addition of managed services which are provided on a resale basis and continuing pricing decreases in the industry. The Company's gross margin decreased to 22.3% for the three months ended September 30, 2009 as compared to 44.5% for the three months ended September 30, 2008 and the Company's gross margin decreased to 23.5% for the nine months ended September 30, 2009 as compared to 48.4% for the nine months ended September 30, 2008. Primarily fixed costs, the addition of managed services which carry a lower gross margin, pricing decreases in the industry accounted for the decrease. In addition, the company has moved all employees to a leased employee program which includes payroll taxes and benefits in salary expense.

Operating Expenses. For the three months ended September 30, 2009 operating expenses were $288,474 an increase of $72,846 as compared to $215,628 for the three months ended September 30, 2008 and for the nine months ended September 30, 2009 operating expenses were $886,605 an increase of $388,333, as compared to $498,272 for the nine months ended September 30, 2008. The increase in operating expenses for the three and nine months ended September 30, 2009 is a result of the hiring of sales personnel. Salary expenses for the three months ended September 30, 2009 were $118,654 an increase of $91,893 from $26,761 for the three months ended September 30, 2008 and salary expenses for the nine months ended September 30, 2009 were $403,576 an increase of $321,208 from $82,368 for the nine months ended September 30, 2008. Professional fees for the three months ended September 30, 2009 were $52,994, a decrease of $70,883 as compared to $123,877 for the three months ended September 30, 2008 and for the nine months ended September 30, 2009 professional fees were $155,990 a decrease of $51,033 as compared to $207,023 for the nine months ended September 30, 2008. Additional salaries represent sale personnel hired during the quarter ended March 31, 2009. Additional professional fees were related to Data Storage becoming a public traded corporation during 2009.

Interest Expense.  Interest expense for the three months ended September 30, 2009 decreased to $958 from $1,390 for the three months ended September 30, 2008 and interest expense for the nine months ended September 30, 2009 increased to $3,392 from $2,265 for the nine months ended September 30, 2008. For the three nine months ended September 30, 2009 and September 30, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the three months ended September 30, 2009 was $255,951 an increase of $109,581 as compared to net loss of $146,370 for the three months ended September 30, 2008 and net loss for the nine months ended September 30, 2009 was $788,083 an increase of $523,214 as compared to net loss of $264,869 for the nine months ended September 30, 2008.  The decrease is primarily from an increase in professional fees and increased salary expenses.

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

During the 9 months ended September 30, 2009 the company’s cash decreased $258,185 to $30,876.

The Company's working capital was ($446,207) at September 30, 2009, decreasing $485,016 from $38,809 at December 31, 2008.

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

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no Matters submitted to a Vote of Security Holders during the period ended September 30, 2009.

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

DATA STORAGE CORPORATION

Date: November 20, 2009	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer