Form 10-K
period 2009-12-31
Data Storage Corp
filed 2010-04-16
CIK 1419951

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148167

DATA STORAGE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0530147

401 Franklin Avenue Garden City, N.Y 11530

(212) 564-4922

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	OTC.BB

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

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
Yes ☐No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of S-K (§229.405 of this chapter)   not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                   ☐                        Accelerated filer                                                     ☐
Non-accelerated filer                                                     ☐                         Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2009: $585,285

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was $6,832,699

Number of shares of the registrant’s common stock outstanding as of April 15, 2010 was: 13,665,399

Transitional Small Business Disclosure Format:
 Yes   ☐ No ☐

Table of Contents

SECURITIES AND EXCHANGE COMMISSION	1

Wshington, D.C. 20549	1

FORM 10-K	1

PART I	7

ITEM 1 DESCRIPTION OF BUSINESS	7

Corporate History	7

Overview of Data Storage Corporation & our industry	7

Description of Data Storage’s Business by Division:	9

DSC Services	11

Overview:	11

Our Strategy:	11

What We Do:	11

Features and Benefits:	11

Equipment Maintenance Services	11

Overview:	11

What We Do:	11

Infrastructure Services	12

Overview:	12

Our Strategy:	12

What We Do:	12

Benefits of Using DSC:	12

Industry Certifications and Affiliations:	12

Data Center Services:	13

Overview:	13

Our Strategy:	13

What We Do:	13

Benefits of Using DSC:	13

Security	13

Overview:	13

Our Strategy:	13

What We Do:	13

Benefits of Using DSC:	13

Wireless Services	14

Overview:	14

Our Strategy:	14

What We Do:	14

Vendors:	14

Benefits of Using DSC:	14

Professional Services	14

Overview:	14

Our Strategy:	14

What We Do:	14

Benefits of Using DSC:	15

Managed Services	15

Overview:	15

Our Strategy:	15

What We Do:	15

Each program is based upon the following:	16

Benefits of Using DSC:	16

Competition	16

Principal competitors by service sector are:	16

Typical Client Target	18

Reasons to Select Our Services	18

Market Size and Opportunity	18

Healthcare DPS Product Offering	19

About the Healthcare Unit	19

Marketplace Differentiators	19

Competitive Matrix	21

Safe Data	22

Pending the acquisition of Safe data, we have filed this term sheet.	22

ITEM 1A RISK FACTORS	22

ITEM 1B. UNRESOLVED STAFF COMMENTS	22

ITEM 2. DESCRIPTION OF PROPERTY	22

ITEM 3. LEGAL PROCEEDINGS	22

ITEM 4. (REMOVED AND RESERVED)	22

PART II	23

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23

No Public Market for Common Stock	23

Holders of Our Common Stock	23

Stock Option Grants	23

Registration Rights	23

ITEM 6. SELECTED FINANCIAL DATA	23

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	23

Company Overview	23

Results of Operation	24

Critical Accounting Policies	24

Off Balance Sheet Transactions	25

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	39

ITEM 9A. CONTROLS AND PROCEDURES	39

PART III	41

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	41

ITEM 11. EXECUTIVE COMPENSATION	44

SUMMARY COMPENSATION TABLE	44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	46

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

Corporate History
Euro Trend Inc. was incorporated on March 27, 2007 under the laws of the State of Nevada. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Shareholders. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.

Overview of Data Storage Corporation & our industry
Data Storage Corporation (“Data Storage” or “DSC”). Data Storage provides technical professional services focused on managing customized, powerful, premium solutions for data protection, data management cloud computing including: Storage Infrastructure Design and Management, Business Continuity Planning and Disaster Recovery, Virtualization, Data Archiving, Disk and Transaction Mirroring, and Internet Services..

Delivering and supporting through its divisions and Joint Venture, professional services providing a broad range of premium solutions in electronic data storage and protection.  Clients look to DSC to ensure disaster recovery and business continuity, strengthen security, and to meet increasing industry compliance, State and Federal regulations. The company markets to business, government, education, and the healthcare industry by leveraging leading technologies such as Virtualization, Cloud Computing, and Electronic Medical Records (EMR).  The company provides hardware, Software-as-a-Service, managed IT services, installation, and maintenance.  To protect and leverage customer investments, DSC provides a range of top-quality professional services and proactive customer support, directly, as well as through authorized partner organizations.

Data Storage derives revenues from the sale and subscription of solutions that provide businesses, education, government and healthcare protection of critical electronic data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, Continuous data protection, private cloud Disaster Recovery solutions, Electronic Medical Records, protecting information for our clients. We have operations in our datacenter in Westbury, New York and a disaster recovery facility which is located over 1,000 miles away from the primary data center. We deliver our services over a highly intelligent, reliable, redundant and secure fiber optic network, with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and Disaster Recovery solutions, ensuring protection of data in the case of a network interruption.

NAME (Location)	TYPE OF BREACH	# OF RECORDS
Harvard Law School	Lost backup tapes	21,000
University of Utah	Stolen backup tapes	1,300,000
University of Miami	Stolen backup tapes	2,100,000
University of Michigan	Stolen backup tapes	8,585
Johns Hopkins University	Lost backup tapes	52,000
NY Social Security Admin	Lost Data Disk	969
Bristol-Myers Squibb	Lost backup tapes	42,000
Lost backup tapes	Lost backup tapes	80,000

Data Storage is in the position today to leverage our infrastructure and leadership team to grow revenue to significant levels by acquisitions of synergetic data protection and cloud storage businesses that provide data backup services, disaster recovery and business continuity solutions, store data for future access  for e-discovery, e – title and electronic medical information. DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio, expand our management and increase our cash flow.

Our aim is to reduce costs through economies of scale while increasing local market share and consolidating efforts during the current economic environment. Over 4,000 service providers exist today, providing DSC with ample acquisition targets. Initial acquisitions will be derived from companies that offer similar services to Data Storage as greater economies of scale can be realized using this strategy improving net income. These acquisitions will become partners of DSC and continue to offer solutions under the DSC brand.

We believe that the opportunity exists today to roll up customer bases as well as acquire companies. This strategy will enable Data Storage to create a national presence as the premiere brand.. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future product service offerings. Acquisition activity including organic growth is forecasted at $6 Million for 2010 and $11 Million for 2011. These revenue outlooks form the base line revenue for each consecutive year since revenue is monthly recurring and normally under agreements that range from 12 months to 36 months.

Worldwide Storage-as-a-Service Demand

The marketplace providing professional services that specializing in Disaster Recovery and Business Continuity are segmented into systems integrators that have added data protection services as an additional product line adding to their bundle of services and products, focused on smaller clients. A few very large professional services providers such as IBM and SunGard focus on the enterprise level organizations greater than 1,500 employees, therefore leaving small and medium size organizations under-served for top level professional services for Disaster Recovery solutions under DSC’s professional services umbrella.

According to IDC in its recent research study entitled “Storage-as-a-Service: Commercial Opportunities,” demand for online storage services is very strong in small, mid-size, and large firms that are facing budgetary and IT staffing pressures. The study states that these firms are evaluating online storage services and storage capacity for backup/disaster recovery, long term record retention, business continuity and availability.  DSC aims to meet this demand by recommending, implementing, and providing solutions in these areas. In its Worldwide Storage-as-a-Service Market Size and 2008-2012 Forecast, IDC predicts that customers will continue to invest strongly in various forms of online storage services, forecasting this market to pass the $3 billion mark by 2012, with a CAGR greater than 29% from 2007 to 2012.

On our Healthcare unit trends in the industry are as follows:  Healthcare DPS, a division of Data Storage, provides data protection technology and services for hospitals, nursing and residential care facilities, physician’s offices, home healthcare service companies, dental offices, alternative healthcare offices, outpatient care centers, ambulatory healthcare service companies, and medical and diagnostic laboratories in the New York metropolitan area. Healthcare DPS assists Healthcare Providers in complying with HIPAA and other federal and local regulations on data protection. With zero tolerance for downtime, larger healthcare organizations require extremely reliable mission-critical data protection services. A host of state and industry regulators are now urging, and in some cases requiring, the development of business continuity and disaster recovery plans to ensure the backup, protection and recovery of data on a long-term basis. Internet Services over Ethernet is rapidly becoming the technology of choice to address these critical data center needs, because of its ability to provide transparent connectivity over the wide area. Data Storage offers an array of services in order to satisfy all of the aforementioned requirements.

As outlined in the 2008 HIMSS/HIMSS Analytics Ambulatory Healthcare I.T. Survey, there is no clear leader in the Electronic Medical Records market.  According to BCC Research, software applications (EHR) is the dominating segment of the U.S. healthcare technology market, generating an estimated $3.4 billion, increasing to $7.2 billion in 2014; a CAGR of 16.4%. A June 2008 survey published in the New England Journal of Medicine revealed only four percent of U.S. physicians providing direct patient care have a full EHR system, and only 13 percent have a basic system. Through the 2009 Economic Stimulus Package, the CMS will subsidize the cost of EHR systems by paying physicians $44,000 to $64,000 over five years, beginning in 2011, for deployment and ‘meaningful use’ of certified EHRs. According to a Congressional Budget Office review, the incentive is expected to increase physicians’ use of EHR to 90 percent in the next decade.  Marketing EHR solutions and related services under its Healthcare DPS brand, DSC is well positioned to take advantage of increased state and federal regulations and incentives designed to transform healthcare from today's largely paper‐based disparate system to one that is electronic and interconnected.

On our E-commerce unit, the company provides low cost online data backup brand DataStor Live.  DataStor Live is powered by cloud computing based platforms and provide service to home users, small-office and home-office workers. IDC projects the market for this type of service to grow to $715 million by 2011, up from $235 million in 2007.  DataStor Live offers a similar service to EMC’s Mozy which was acquired in September 2007 from Berkley Data Systems in a $76M deal.

We have created significant momentum since the acquisition share exchange with Data Storage Corporation.

Description of Data Storage’s Business by Division:

Data Storage Corporation delivers and supports through its various divisions a broad range of premium solutions focusing in electronic data storage and protection.  Clients look to DSC to ensure disaster recovery and business continuity, strengthen security, and to meet increasing industry, State and Federal regulations. The company markets to business, government, education, and the healthcare industry by leveraging leading technologies such as Virtualization, Cloud Computing, and Electronic Medical Records (EMR).  The company provides hardware, Software-as-a-Service, managed IT services, installation, and maintenance.  To protect and leverage customer investments, DSC provides a range of top-quality professional services and proactive customer support, directly, as well as through authorized partner organizations.

DSC Services

We offer the following services to our clients.

Overview:
Data Storage Corporation provides data protection and information management solutions using our secure, encrypted, disk-based backup, storage and archiving systems.  We specialize in protecting, managing, backing up and restoring valuable corporate information by automatically getting data stored, safely and securely, off-site.   Our solutions help clients reduce the risks and cost associated with data protection, information recovery, disaster planning and regulatory compliance.  Our company protects and ensures that information assets are secure and restorable on demand.

Our Strategy:
Specializing in Off-site Backup and Archiving, DSC can support your environment with protection for all your data across the network as well as keeping it secured safely off-site in two geographically diverse datacenters.  Our enterprise backup solution is integrated and built with all the latest feature sets an organization could ask for.  This provides your organization with the best tools and features for disaster recovery and business continuity.

What We Do:
We provide online backup services that transfer your information over the Internet or on a dedicated private circuit to our secure company owned off-site storage location. Our online backup service provides the most advanced data protection solution for small and medium businesses. Our service turns an ordinary server into a powerful and fully automated network backup device.

Features and Benefits:
•	Simple to grow – Simple to manage

•	Reduces operational overhead while freeing up staff to focus on higher priority tasks.

•	Agent-less – No agents to install on any machine (Some limitations apply to MS Exchange, GroupWise, Lotus Notes and MS SharePoint).

•	Backed up data can be archived for long term storage.

•	Always secure with 256-bit AES encryption.

•	Centralized management interface, email or SNMP alerts, extensive logging and reporting for audits and verification.

•	Tape-less – Disk to Disk – No more manual handling of tapes.

•	Continuous Data Protection for email and data files.

•	Customizable retention policies and software parameters.

Equipment Maintenance Services

Overview:
The service employs a HotSpares strategy which essentially means we have live running servers and arrays in facilities:

•	Guaranteed working spare when going on calls (No DOA)

•	Test all components from the field from our suppliers

•	Provides continuing education and troubleshooting in the field

Mean time to repair (Call Closure) is less than three (3) hours according to nationwide statistics.  We will provide you with engineering services nationwide for installation, De-Installation and Re-Location Services as well as a multitude of professional services, local to your site (available from 35 offices, covering most major cities in USA).

What We Do:
We support the following platforms:

•	IBM Systems and Storage
o	RS/6000’s including legacy products
o	pSeries
o	ISeries
o	zSeries (Direct)
o	zSeries, Blades and Netfinity Series
o	Tape Libraries, SSA & FastT Storage
o	AIX Operating System Software Telephone support is available. Extended AIX and OS/400 support is available through a partner.
•	SUN Microsystems Servers and Storage
o	ALL SPARC and legacy products
o	ALL SUN Ultra products and Enterprise Servers including the 10K
o	ALL StorEdge Products, including many StorageTek Products
o	Solaris Operating System Software Telephone support is available. Authorized software support and patch downloads are available direct through SUN. Ask us to assist in determining the need.
•	Hewlett-Packard Servers and Storage
o	All Digital Equipment Corporation (DEC) legacy products (VAX & Alpha)
o	All Compaq products (Proliants, Blades and StorageWorks)
o	All HP 9000 Servers and 3000 Servers
o	All Integrity Servers and Storage Products
o	OpenVMS and HP-UX Operating System Software Telephone support is available. MPE Software Support is available as well.
•	Dell PowerEdge Servers and PowerVault Storage
o	All Dell Poweredge Products both in and out of warranty
o	All Dell PowerVault Servers including many NetApp and EMC Products
o	All Dell PowerConnect Switches
•	EMC Clariion Storage Arrays
o	All Clariion Products
o	Brocade & McData Swtiches
o	Tier 2 Support Available

Infrastructure Services

Overview:
Whether you need to upgrade your existing infrastructure, or are adding a new location, our team of skilled expert’s works with you to evaluate the capabilities of your existing infrastructure and makes recommendations for supporting new applications and services to accommodate your future growth. We then design, install and implement a solution handmade for your business.

Our Strategy:
Specializing in Low Voltage systems, DSC supports your ongoing need for new technology, transforming your communications system from just cables and connectors to an integrated solution for voice, data, audio and visual communications. Our services include Structure Cabling and Voice-Data-Fiber-CATVCCTV-Access Control.

What We Do:
From premise cabling systems to data centers, overhead paging to concert sound systems, CATV systems to security, our extensive engineering and technical background enables us to provide and unsurpassed level of service.

Benefits of Using DSC:
Our commitment to our clients' best interest, and our vendor neutral approach, assure unbiased consultation and full access to world-class technologies. Our highly trained technicians are constantly updated on the latest technology, products and installation practices. Each installation is tested and certified; every detail is documented and labeled according to TIA/EIA 606 standards. Final test results and as-built CAD floor plans are submitted upon project completion.

Industry Certifications and Affiliations:
• BICSI • ANSI • EIA/TIA 606 Standards • National Electric Code • Panduit (PCI) • Belden • Leviton	• HubbelGeneral • Berk-Tek • Systimax • Corning • Commscope • B-Line • Amp/Tyco	Union and Non Union Labor • CWA (NY, NJ) • IBEW (NJ)

Data Center Services:

Overview:
Data Storage Corporation is pleased to bring the finest data center specialists to perform your latest upgrade or build your new installation. Our outstanding cabling services, plug & play, rack and stack, inter-rack cabling and network patching are just part of our thorough approach to assure your critical success.

Our Strategy:
The essential elements for a well executed data center include:

PDU, CRAC, UPS and Generator Hot/Cold Aisle, High/Low Density Structured Cabling Requirements, "Streets and Avenues" Raised Floor Requirements (Above or Below) Cabinet/Hardware Planning “Room-Ready" Criteria and Implementation.

What We Do:
Data Storage Corporation will carefully follow a systematic process for building/upgrading your data center to achieve your desires. For best results, let us do it all:

Data Center and Technology Room Design Structured Cabling Design and Analysis Site Selection Analysis and Base Building Design Strategic Planning Point Of Distribution (POD) Installations IT and Construction Project Management.

Benefits of Using DSC:
•	Consistent end-to-end project management.

•	Complete follow through in bid process, from drawings and specifications to negotiations and recommendations.

•	Continual review of master schedule to assure adherence.

•	Vendor-nuetral purchasing of only the best materials.

•	Strict problem/prevention/resolution procedures keep the project on target.

Security

Overview:
There are literally thousands of ways a factory, storefront or other building can have its security and safety compromised. For many business owners and operations executives, security isn't about the problems you see. It's about the problems you don't see. How do you find the right measure of protection? Whether you've had a security failure or are simply concerned about preventing one, DSC can provide the latest technology and attentive service to meet your need.

Our Strategy:
A great system is just the beginning of a comprehensive security solution. Careful pre-planning and proper installation are key to getting the best possible results. Data Storage Corporation's team of experienced professionals ensures that every aspect of security protection you need is never overlooked, and that your top-quality components perform to the highest industry standards. Our ever-present support is just a phone call away to assure your continuous peace of mind.

What We Do:
•	Burglar and Fire Alarm Systems

•	Video Surveillance

•	Electronic Access Control

•	Monitoring Services. (Including Web-Hosted)

Benefits of Using DSC:
•	Expert professional design and installation.

•	Custom evaluation to define your exact requirements.

•	Protection available for any size facility.

•	We are licensed and fully comply with state/local codes and insurance requirements.

•	Security review before installation to confirm your level of protection.

Wireless Services

Overview:
Wireless solutions play an important role in the achievements and advancements made by systems users every day. More and more, previously difficult or unworkable situations are accomplished elegantly by properly deployed wireless technology. Expansion and upgrade possibilities for your existing wireless applications are greater than ever. Is a wireless solution really right for you? How do you arrive at the best solution for your growing needs? You can turn to Data Storage Corporation for the most complete answers.

Our Strategy:
You need a versatile supplier to assure that the correct strategy, from the many available, is applied to your situation. Some of the most important tasks supported by wireless each require specialized expertise. These include indoor wireless LAN (Wi-Fi), outdoor licensed and unlicensed wireless links, wireless sports and entertainment, video surveillance, voice over wireless LAN, and cellular reinforcement for office buildings, campuses, indoor or outdoor arenas, etc.

What We Do:
•	Point to Point / Point to multipoint Microwave design and deployment

•	802.11X Site Surveys (Indoor/Outdoor)

•	Predictive analysis

•	Cellular reinforcement (Providing additional cellular coverage to weak areas)

Vendors:
• Cisco Networks • Trapeze Networks • Meru Networks • Firetide	• Bridgewave • Cerragon • Andrew DaS • Mobile Access

Benefits of Using DSC:
•	The same level of expertise is assured throughout our nationwide service area.

•	Our vendor-neutral approach frees us to meet your highest expectations.

•	Serving every location from small office to large hotel, office building, convention center or stadium.

•	Our application integration process assures that your system functions will work together smoothly.

•	Our broad understanding enables your system to perform efficiently and economically.

Professional Services

Overview:
You need to get the most out of every dollar you spend. That's why Data Storage Corporation's Technology Division offers you a proven, comprehensive selection of professional services designed to help you fully leverage the value of your investment in Information Systems Performance Management.

Our Strategy:
DSC Professional Services include the three most critical areas of service -deployment, performance and best practices. Specific services are available for end to end IT and infrastructure assessments to design build engagements. Our products, and all services, can be easily customized to fit your IT and business needs. Our consultants are experts in many technology disciplines and will provide you with a wealth of knowledge, tools, skills and expertise. This means that your staff can work with the confidence of knowing that their needs are paramount.

What We Do:
DSC Professional Services for planning, design, deployment, performance and best practices can help you speed time to value and increase ROJ for your DSC investment:

•	Staffing

•	Gap Analysis

•	Systems Integration and Design

•	Technology Assessments

•	Telecommunications Audits

•	Managed Services

•	Corporation Relocations

•	Technology Deployment

•	Network, Systems and broadband engineering consulting

•	Server farm virtualization analysis, design and implementation

Benefits of Using DSC:
•	Develop a robust road map via DSC’s audit services to increase efficiencies and develop pragmatic action plans to meet any business goal.

•	Accelerate deployment through proven procedures and deep technology expertise.

•	Maximize performance with proactive audit and analysis, backed by fast problem response.

•	Leverage best practices that include DSC’s proprietary processes and intellectual capital gathered from numerous successful engagements.

•	Speed time to value with DSC’s tools, procedures and assistance.

•	Minimize risk by adopting a proactive service management approach.

Managed Services

Overview:
Plagued by system downtime, viruses, spyware, losses of productivity, and every other excuse for why the computer system you rely upon to run your business is not working consistently and as expected? These distractions are unnecessary and very expensive.

Our Strategy:

Proactive, Flexible, Affordable, Managed…

Data Storage Corporation understands this. We also know that businesses are constantly challenged by the task of managing the demands of growing their business while coping with continuous technology challenges. Our focus is to keep your systems operational and available so that you can focus your efforts on the demands of growing your business, managing costs and increasing revenues. We want to help you realize the productivity gains and ROI you have been expecting from your computer systems. Managed Services from Data Storage Corporation consists of various service level offerings that provide affordable proactive IT management and support to growing businesses. Utilizing our unique framework referred by us as DSC-MS for providing managed IT services, Data Storage Corporation provides a range of proactive services to keep your computer systems up and running and your people and business productive. It's not just about monitoring, that just lets you know something is wrong. It's not just about remote access to your systems to troubleshoot issues.

What We Do:
By utilizing technology, daily, weekly and monthly IT tasks can be automated and scheduled to ensure all tasks are completed and reported consistently without fail. As the tasks run, valuable data is gathered to spot trends and patterns which can be used to plan system changes or enhancements. This reduces or eliminates any impact on the business. Proactive managed services eliminate the scenario of calling and waiting for the "computer guy". Potential issues and problems are prevented. Systems and people remain productive and working. In the case where problems do occur, response times can often be within minutes. Consistency is the cornerstone of DSC-MS consistency creates reliability and renders no surprise expenditures or billings. How many times have you received a bill that you couldn't understand or begin to determine if it was justified?

Each program is based upon the following:
•	Site Assessment and Inventory

•	Proactive Service

•	Management and Status Reporting

•	Best Practice Driven

•	Automated and Reliable

Benefits of Using DSC:
Our goal is to serve as your technology partner with a focus on providing solutions. By using a consultative approach to evaluate your business and technology needs, we can advise on the best solutions for your current and future needs.

•	Reliability

•	Security

•	Consistency

•	Productivity Gains

•	Cost Management and Control

•	Performance

•	Managed Expansion and Growth

Data Storage Corporation provides you with a single source of professional expertise and resources you need to streamline system management and support functions at an affordable price.  Data Storage Corporation uses advanced processes, tools and methodologies, to deliver superior services that match your needs.

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

Typical Client Target

Physician • < 30 Doctor Practice • Electronic Medical Records • Server • PC’s • Scanner • Managed IT Services • Paper Chart Scanning • Compliance Documentation • VOIP Phone Systems	Hospital • Roadmap to HER • Charge Capture • e-discovery • Off-site Data Vaulting • Storage • Telecommunications

Reasons to Select Our Services
Government Incentives

•	$19 billion in Stimulus Package Distributions

o	$44,000 to $64,000 per provider to implement or upgrade EH

o	Penalties for non-use by 2015 (2012 for e-RX)

Tax Deductions

•	Section 179 allows full depreciation of hardware and software until 12/31/2009

Subsidies

•	Relaxed Stark (Anti-Kickback) Law permits hospitals to subsidize systems for physicians

•	Regional Health Information Organizations offer financial assistance for implementing EHR

Market Size and Opportunity
The U.S. market for healthcare IT expected to be worth $4.0 billion in 2009

▪	Increasing to $9.0 billion in 2014

▪	CAGR of 17.5%

Software applications (EHR) segment dominates the market

▪	Generates an estimated $3.4 billion in 2009

▪	Expected to increase to $7.2 billion in 2014

▪	CAGR of 16.4%

▪	66% of physicians do not have EHR

Dedicated hardware is the second largest segment

▪	Worth $636.8 million in 2009

▪	Increasing to $1.8 billion in 2014

▪	CAGR of 22.9%

No clear market leader

Sources:

1.	2008 HIMSS/HIMSSA Analytics Healthcare IT Survey

2.	BCC Research (2009) – Healthcare Information Technology Wellesly – BCC Research

Healthcare DPS Product Offering

About the Healthcare Unit
Mission • To provide reliable care quality enhancing solutions • To empower providers to improve profitability • To protect & insure the privacy & security of electronic protected health information	Company Overview • Division of DSC • Health IT solution provider • Serving Group Practices, Nursing Homes, Assisted Living Facilities, and Hospitals the NY Metro area & beyond.
Marketplace Differentiators
▪	We are a local company
o	We service the New York Metro Area
o	We are headquartered in Garden City (Long Island)
o	Our support staff is located throughout New York
▪	Our staff is well trained and highly skilled
o	All employees are Certified HIPAA Professionals
o	All employees attend ongoing mandatory training sessions
o	All employees have healthcare experience
▪	We have done the research
o	Many products are well endorsed and/or certified
▪	CCHIT
Bronx County, Texas Medical Institution, Suffolk Academy of Medicine, Queens Medical Society, State & Federal Agencies and RHIO.

Competitive Matrix

	DSC Backup	Carbonite	Mozy
Compression	Compressed, compresses all data before sending to our data centers, and we only bill on compressed storage.	Uncompressed, Carbonite does not compress data, and bills on uncompressed storage.	Uncompressed, Mozy does not compress data, and bills on uncompressed storage.
Data Centers
Two Data Centers, Two (2) Tier-IV SAS70 type II data centers, replicating data over a dedicated connection.  The two data centers are on opposite coasts, ensuring that if a natural disaster disables one center, your data is still safe.

		One Data Center, One Data Center, Only one data center, which does not ensure data replication.	One Data Center, replicates internally which creates restoration issues. "Preparing" your data for recovery, can take hours to days.
Retention Level	Customizable, Unlimited, We allow unlimited revisions, data will not be deleted off of our servers unless you specifically delete it (to save from losing data you may need to get back later)	30 Day Retention Level, If a file is deleted from your local machine, it will be purged from Carbonite's servers after 30 days. No unlimited revision rules.	30 Day Retention Level, If a file is deleted from your local machine, it will be purged from Mozy's servers after 30 days. No unlimited revision rules.
Exchange Backups	Backs up Exchange, Uses Microsoft best practices to back up Exchange, both at the Information Store level, and at the Mailbox and Message level.	Does not back up Exchange, No functionality or plugin to back up Microsoft Exchange	Backs up Exchange, Does not do message level
HIPAA Compliance	YES, Revision rules and retention period allow for the backups to comply with HIPAA compliance specifications	NO, Retention level does not allow for HIPAA compliance	NO, Retention level does not allow for HIPAA compliance

Safe Data

Pending the acquisition of Safe data, we have filed this term sheet.

ITEM 1A.     RISK FACTORS

Not Applicable

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal office is located at 401 Franklin Avenue, Garden City, NY 11530.  Our telephone number is (212) 564-4922.

ITEM 3.       LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.       (REMOVED AND RESERVED)

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 No Public Market for Common Stock
 A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol DTST.  Minimal trading occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Quarter ended	Low Price	High Price

December 31, 2009	$0.25	$1.00

Holders of Our Common Stock
As April 15, 2010, we had we had 34 record holders of our Common Stock.

Stock Option Grants
As of April 15, 2010 we granted options to purchase 2,929,432 shares of common stock.

Registration Rights
We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Company Overview
Data Storage Corporation (“Data Storage” or “DSC”). Data Storage provides technology professional services focused on managing customized, powerful, premium solutions for data protection, data management including: Storage Infrastructure Design and Management, Business Continuity Planning and Disaster Recovery, Virtualization, Archiving, Disk and Transaction Mirroring, and Internet Services..

Delivering and supporting through its divisions and Joint Venture, professional services providing a broad range of premium solutions in electronic data storage and protection.  Clients look to DSC to ensure disaster recovery and business continuity, strengthen security, and to meet increasing industry, State and Federal regulations. The company markets to business, government, education, and the healthcare industry by leveraging leading technologies such as Virtualization, Cloud Computing, and Electronic Medical Records (EMR).  The company provides hardware, Software-as-a-Service, managed IT services, installation, and maintenance.  To protect and leverage customer investments, DSC provides a range of top-quality professional services and proactive customer support, directly, as well as through authorized partner organizations.

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

Results of Operation
Year ended December 31, 2009 as compared to December 31, 2008

 Net sales.  Net sales for the year ended December 31, 2009 were $585,285, a decrease of $44,390, or 7.1%, compared to $629,675 for the year ended December 31, 2008. The decrease in sales for is primarily attributable due to industry wide price compression.

 Cost of sales. For the year ended December 31, 2009, cost of sales increased $113,796 to $459,803.  The increase is due to the addition of managed services, the sale of hardware on a resale basis.  The Company's gross margin decreased to 21.4 % for the year ended December 31, 2009 as compared to 45.0% for the year ended December 31, 2008.  Price compression against fixed operating costs on the data backup business combined with the addition of managed services and hardware resale which both carry lower gross margins account for the decrease.

 Operating Expenses.  For the year ended December 31, 2009 operating expenses were $1,170,903, an increase of $347,428 as compared to $823,475 for the year ended December 31, 2008. The increase in operating expenses for year ended December 31, 2009 is a result of an increase in salaries expense.  Sales salaries increased $221,176 to $231,536 as compared to $10,360 for the year ended December 31, 2008.  Marketing and administrative salaries increased $108,651 to $113,562 for the year ended December 31, 2009 as Data Storage has entered into additional lines of business.  Professional fees decreased $114,967 to $185,526 for the year ended December 31, 2009.  Professional fees for the year ended December 31, 2008 were higher as a result of the merger of Euro Trend, Inc. and Data Storage Corporation.

 Interest Expense.  Interest expense for the year ended December 31, 2009 increased $1,123 to $4,986 from $3,863 for the year ended December 31, 2008. For the years ended December 31, 2009 and December 31, 2008, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

 Net Income (Loss).  Net loss for the year ended December 31, 2009 was ($1,045,421) an increase of $512,256 as compared to net loss of ($537,959) for the year ended December 31, 2008. The increase in is primarily from an increase in salary expenses for the year ended December 31, 2009

Liquidity and Capital Resources

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and majority shareholder combined with private placements of the company stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  In 2010 we intend to continue to work to increase our presence in the marketplace through both organic growth and acquisition of data storage service provider’s assets.

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

During the year ended December 31, 2009 the company’s cash decreased to $28,160.  The Company issued 842,185 shares of Common Stock for a price between $0.32 and $0.35 for an aggregate purchase price of $275,000.

The Company's working capital was ($169,721) at December 31, 2009, decreasing $208,530, from $38,809 at December 31, 2008.

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

Recently Issued and Newly Adopted Accounting Pronouncements

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$28,160	$289,061
Accounts receivable (less allowance for doubtful
accounts of $26,472 in 200 and $44,800 in 2008)	30,378	53,367
Deferred compensation	101,160	-
Prepaid expense	21,103	-
Total Current Assets	180,801	342,428

Property and Equipment:
Property and equipment	1,221,706	1,115,984
Less—Accumulated depreciation	(913,383)	(793,110)
Net Property and Equipment	308,323	322,874

Other Assets:
Deferred compensation	28,628	-
Other assets	11,760	13,469
Intangible Asset – Customer list	135,931	175,528
Employee loan	23,000	23,000
Total Other Assets	199,319	211,997

Total Assets	688,443	877,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	82,698	72,037
Accrued expenses	21,267	10,063
Credit line payable	99,970	99,970
Due to related party	34,718	18,000
Due to NovaStor, Inc.	-	58,509
Dividend payable	75,000	25,000
Due to officer		7,250
Deferred revenue	36,869	12,790
Total Current Liabilities	350,522	303,619

Deferred rental obligation	28,642	-
Due to officer	379,025	-
Total Long Term Liabilities	407,667	-
Total Liabilities	758,189	303,619
Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 1,401,786	1,402	1,402
issued and outstanding in 2009 and 2008
Common stock, par value $0.001; 250,000,000 shares authorized;	13,670	12,473
13,315,399 and 12,473,214 shares issued and outstanding in 2009 and 2008 respectively
Additional paid in capital	4,808,558	4,352,966
Accumulated deficit	(4,893,376)	(3,793,161)
Total Stockholders' Equity (Deficit)	(69,746)	573,680

Total Liabilities and Stockholders' Equity (Deficit)	$688,443	$877,299

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Sales	$585,285	$629,675

Cost of sales	459,803	346,007

Gross Profit	125,482	283,668

Selling, general and administrative	1,170,903	823,475

Loss from Operations	(1,045,421)	(539,807)

Other Income (Expense)
Interest income	192	5,711
Interest expense	(4,986)	(3,863)
Total Other (Expense)	(4,794)	1,848

Loss before provision for income taxes	(1,050,215)	(537,959)

Provision for income taxes	-	-

Net Loss	(1,050,215)	(537,959)

Preferred Stock Dividend	(50,000)	(25,000)

Net Loss Available to Common Stockholders	$(1,100,215)	$(562,959)

Loss per Share – Basic and Diluted	$(.08)	$(0.01)

Weighted Average Number of Shares - Basic and Diluted	12,944,647	4,569,356

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,050,215)	$(537,959)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	131,361	119,789
Allowance for doubtful accounts	(18,058)	43,800
Stock based compensation	51,902	51,823
Changes in Assets and Liabilities:
Accounts receivable	41,047	(62,282)
Employee loan	-	(5,000)
Other assets	1,708	(13,469)
Accounts payable	10,661	24,229
Accrued expenses	11,204	8,278
Prepaid expenses	(21,103)	-
Deferred revenue	24,079	12,790
Deferred rent	28,642	-
Due to related party	16,718	18,000
Net Cash Used in Operating Activities	(772,054)	(340,001)

Cash Flows from Investing Activities:
Cash paid for equipment	(105,722)	(63,868)
Cash paid for customer list	(30,000)	(117,019)
Net Cash Used in Investing Activities	(135,722)	(180,887)

Cash Flows from Financing Activities:
Advances from credit line	-	99,970
Advances from officer	371,775	7,250
Cash paid in connection with reverse merger	-	(635,074)
Options exercised	100	-
Proceeds from the issuance of common stock	275,000	1,300,000
Net Cash Provided by Financing Activities	646,875	772,146

Increase in Cash and Cash Equivalents	(260,901)	251,258

Cash and Cash Equivalents, Beginning of Year	289,061	37,803

Cash and Cash Equivalents, End of Year	$28,160	$289,061

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$4,986	$3,863

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$50,000	$25,000

Due to Novastor, Inc. for purchase of customer list	$-	$58,509

Conversion of officer debt for common stock	$-	$1,836,097

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2008	-	-	28,359	28	1,813,966	(3,230,202)	(1,416,208)

Preferred stock issued
in private placement	51,465	51	-	-	499,949	-	500,000

Common stock issued
in private placement	-	-	92,878	93	799,907	-	800,000

Officer Debt Conversion	-	-	317,690	318	1,835,779	-	1,836,097

Effect of reverse merger
and recapitalization	1,350,321	1,351	12,034,287	12,034	(648,458)	-	(635,073)

Stock based compensation	-	-	-	-	51,823	-	51,823

Net loss	-	-	-	-	-	(537,959)	(537,959)

Preferred Stock Dividend	-	-	-	-	-	(25,000)	(25,000)

Balance December 31, 2008	1,401,786	1,402	12,473,214	12,473	4,352,966	(3,793,161)	573,680

Common stock issued
in private placement	-	-	842,185	842	274,158	-	275,000

Stock based compensation	-	-	-	350	181,339	-	181,339

Stock options exercised				5	95		100

Net loss	-	-	-	-	-	(1,050,215)	(1,050,215)

Preferred Stock Dividend	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2009	1,401,786	1,402	13,315,399	13,670	4,808,558	(4,893,376)	(70,096)

 DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Data Storage Corporation derives its revenues from the sale of solutions that provide businesses protection of critical electronic data. Primarily, these services consist of email storage and compliance solutions; off site data back up; continuous data protection; data duplication; high availability replication, virtual tape libraries for disaster recovery and business continuity and equipment sales. The Company has Data Centers in Westbury, New York and maintains equipment under a strategic alliance with Broadsmart a Voip company in Fort Lauderdale, Florida to provide redundant data protection.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2009, the Company has generated revenues of $585,285 but has incurred a net loss of $1,050,215. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the most recent private placement price on the day the stock was awarded multiplied by the number of shares awarded.

 Recently Issued and Newly Adopted Accounting Pronouncements

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605,  Revenue Recognition  ) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985,  Software  ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

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

The Company provides credit in the normal course of business.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information.

For the years ended December 31, 2009 and 2008 the company had two customers that represented approximately 21% and 22% of sales, respectively.
 Accounts Receivable/Allowance for Doubtful Accounts

 The Company sells its services to customers on an open credit basis.  Accounts receivable are uncollateralized, non-interest-bearing customer obligations.  Accounts receivables are due within 30 days.  The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009, the Company had a full valuation allowance against its deferred tax assets.

 Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value these accounts at December 31, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

 Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $30,399 and $32,477 for advertising costs for the years ended December 31, 2009 and 2008, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2009 include 30,204 warrants and 2,929,432 options.

Note 3  Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2009	2008
	$838,912	$766,646
Website and software	166,933	150,208
Furniture and fixtures	22,837	22,837
Computer hardware and software	81794	75,498
Data Center	111,230	100,795
	1,221,706	1,115,984
Less: Accumulated depreciation	913,383	793,110
Net property and equipment	$308,323	$322,874

Depreciation expense for the years ended December 31, 2009 and 2008 was $131,361 and $119,789, respectively.

Note 4 Intangible Asset – Customer list

Costs incurred in connection with obtaining customer lists have been capitalized and are being amortized using the straight line method over a fifteen year life.  The Company’s intangible assets consisted of the following at December 31, 2009 and 2008:

	2009	2008
Customer lists	$257,098	$285,607
Accumulated amortization	(121,167)	(110,079)
Net Cost	$135,931	$175,528

On September 4, 2009 an agreement was entered into whereby both parties to the NovaStor asset acquisition agreed to reduce the purchase price based upon the results of subsequent customer revenue.  The final purchase price was reduced by $28,509.

Amortization expense for the year ended December 31, 2009 and 2008 were $14,186 and $443 respectively

 Amortization of the intangible assets for the next five years are as follows:

Years Ending December 31,	Amount
2009	$9,859
2010	$9,859
2011	$9,859
2012	$9,859
2013	$9,859

Note 5 Commitments and Contingencies

 Revolving Credit Facility

 On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2009, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2009, the Company owed $99,970 under this agreement.

 Operating Leases

On July 1, 2009 the Company entered into an operating lease for it headquarters operations.  Future minimum rental payments are as follows:

Year Ending December 31,
2010	$70,560
2011	72,677
2012	74,857
2013	77,103
2014	79,416
$374,613

Rent expense for the years ended December 31, 2009 and December 31, 2008 was $56,301 and $27,636 respectively.

Note 6 Stockholders’ Equity

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

Common Stock Options

During the year ended December 31, 2009 the Company issued 254,142 common stock options to two employees and 169,428 common stock options to an outside contractor.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Option	Range of Option Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2008	-0-	$-0-	$-0-
Granted	2,505,864	0.14	0.14
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	2,505,864	$0.14	$0.14
Granted	423,570	0.29	0.29
Exercised	5,000	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2009	2,924,434	$0.16	$0.16
Vested and exercisable at December 31, 2009	2,578,518	$0.16	$0.16

Share-based compensation expense for options totaling $21,277 and $44,000 was recognized in our results for the years ended December 31, 2009 and 2008, respectively is based on awards vested. The options were valued at the grant date at $116,058.

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with ASC 718-10-10, Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

2009
Weighted average fair value of options granted	$0.29
Risk-free interest rate	3.07%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

As of December 31, 2009, there was approximately $38,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.5 years.

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

 During the year ended December 31, 2009, 842,185 shares of Common Stock were issued in private placement for an aggregate of $275,000.

During the year ended December 31, 2009 350,000 shares of Common Stock were issued in connection with a consulting agreement. The shares were valued at $122,500.

Common Stock Warrants

On October 28, 2008 the Company issued warrants to purchase 30,204 shares of its common stock at $0.28 to consultants in exchange for services.

A summary of the Company's warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2008	-0-	-0-	-0-
Granted	30,204	0.28	0.28
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	30,204	$0.28	$0.28
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2009	30,204	$0.28	$0.28

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with FASB ASC 718-10-10, Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.

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

Share-based compensation expense for warrants totaling $7,823 were recognized in our results for the years ended December 31, 2008 is based on awards vested and the Company estimated no forfeitures.  FASB ASC 718-10-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2009 are set forth in the table below.

2008
Weighted average fair value of warrants granted	$0.28
Risk-free interest rate	2.82%
Volatility	100%
Expected life (years)	5
Dividend yield	0.00%

There we no warrants issued during 2009.

Note 7 Related Party Transactions

 Due to related party represents 2009 rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

 On July 7, 2008 the Chief Executive Officer of Data Storage Corporation converted debt of $1,836,097 in exchange for 317,690 shares of common stock.

 Note 8 Income Taxes

 The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2009	2008
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-
Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-
Total deferred tax benefit	-0-	-0-
Total tax provision (benefit)	$-0-	$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$(554,286)	$(146,450)
Less: valuation allowance	554,286	146,450
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forwards of approximately $1,385,715 and $366,125, respectively as of December 31, 2009.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2009, net deferred tax assets did not change due to the full allowance.  The Gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2009.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2009	2008

Expected income tax benefit (loss) at statutory rate of 34%	$346,661	$124,483
State and local tax benefit, net of federal	61,175	21,967
Change in valuation account	(407,836)	(146,450)

Income tax expense (benefit)	$-0-	$-0-

Note 9 Subsequent Events

On February 11, 2010, Data Storage Corporation (the “Company”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into a term sheet (the “Term Sheet”); setting forth the Company’s acquisition of certain assets of SafeData.

Pursuant to the Term Sheet, the Company has agreed, subject to a satisfactory due diligence review, to acquire certain assets of SafeData in an asset purchase transaction. The purchase price of the assets of SafeData is $3,000,000 payable in the following manner (i) $2,500,000 in cash and $500,000 in the Company’s common stock based on a per share price of $0.50. A portion of the cash payment equal to $1,800,000 would be payable upon the closing of the transaction; (ii) $700,000 shall be paid  by the Company on the one year anniversary of the closing based on certain renewal rates related to the acquired business. The closing of the transaction is expected to occur within 75 days of the signing of the Term Sheet.

On March 2, 2010, Data Storage Corporation (the “Company”) and United Telecomp, LLC, a New Jersey Limited Liability Company (“United Telecomp”) entered into a Joint Venture- Strategic Alliance Agreement (the “Agreement”).

Pursuant to the Agreement, the Company and United Telecomp will acquire and hold business interest in common as it relates to certain technical solution provided by United Telecomp including Sharepoint design and installation, cable plant design and fiber installation and virtualization design and installation. The Company will provide client for the venture, data storage backup and recovery for United Telecomp clients and other technology related services. The Company and United Telecomp will share any profits equally

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2009, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the December 31, 2009. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	56	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board and Treasurer
Jason Nocco	30	Secretary
Lawrence M. Maglione, Jr.	48	Director
Richard P. Rebetti, Jr.	43	Director
John Argen	55	Director
Joseph B. Hoffman	52	Director
Jan Burman	57	Director
Biagio Civale	74	Director
Howard Fensterman	56	Director

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

Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accounting; a Master’s of Science in Taxation and is a Certified Public Accountant.

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

Howard Fensterman

Howard Fensterman is the managing partner at Abrams, Fensterman, Fensterman, Eisman, Greenberg, Formato & Einiger, LLP.

Mr. Fensterman is involved in all facets of the law firm's practice, including representing corporations, partnerships, LLCs and LLPs, as well as other business entities and individuals in connection with litigation, settlement negotiations, purchase and sale of business entities, asset-based lending, matrimonial and family law, shareholder and partnership agreements, and real estate matters. Mr. Fensterman also represents health care professionals and facilities in a variety of matters including professional misconduct and enforcement actions by state and federal regulators.

Mr. Fensterman was nominated by Governor Paterson to serve on the New York State Public Health Council. The New York State Senate unanimously confirmed Mr. Fensterman's appointment. Mr. Fensterman also serves on the Public Health Council Establishment Committee. Mr. Fensterman is a member of the Board of Trustees of the Crohn's and Colitis Foundation of America - Long Island Chapter. Mr. Fensterman is also a member of the Board of Directors and Executive Committee of Herald National Bank.

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

▪ •
 the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪ •	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
▪ •
 subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his    involvement in any type of business, securities or banking activities; or

▪ •	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 31, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Charles M. Piluso President, Chief Executive Officer and Director	2009	$9,135	0	0	0	0	0	0	$9,135
	2008	0	0	0	0	0	0	0	0

Jason Nocco Secretary	2009	$113,720	0	0	0	0	0	0	$113,720
	2008	96,500	0	0	0	0	0	0	96,500
Peter O’Brien President, Chief Executive Officer, Treasurer, and Secretary	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0
	2008	0	0	0	0	0	0	0	0

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

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

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (3)
Charles M. Piluso	9,409,229	68%
Lawrence M. Maglione, Jr.	33,172	* %
Jan Burman	2,982,523	21%
Richard P. Rebetti, Jr.	8,172	* %
Scott Burman	316,350	2%
David Burman	316,350	2%
Steve Krieger	316,350	2%
All Executive Officers and Directors as a group	12,433,096	96.7%

* Less than 1%

(1) The address for each person is 401 Franklin Avenue, Garden City, N.Y. 11530.

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

(3) Based upon 13,665,399 shares issued and outstanding as of April 15, 2010. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $33,500 and $23,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

 Exhibits #                      Title

 14                                                    Code of Ethics (incorporated by reference to Form 10-K filed on March 31, 2009)

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

DATA STORAGE CORPORATION

By:	/s/Charles M. Piluso
President, Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Accounting Officer

Dated	April 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title	Date

/s/Charles M. Piluso	President, Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Accounting Officer	April 15, 2010
Charles M. Piluso