Form 10-K/A
period 2009-12-31
Data Storage Corp
filed 2010-04-22
CIK 1419951

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148167

DATA STORAGE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Franklin Avenue
Garden City, N.Y 11530
(Address of principal executive offices) (Zip Code)

(212) 564-4922
Registrant’s telephone number, including area code:

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

Revenues for year ended December 31, 2009: $585,285

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was $6,835,200

Number of shares of the registrant’s common stock outstanding as of April 15, 2010 was: 13,670,399

Transitional Small Business Disclosure Format: Yes ☐  No ☐

Table of Contents

SECURITIES AND EXCHANGE COMMISSION	1
Washington, D.C. 20549	1
FORM 10-K	1

PART I	4
ITEM 1. DESCRIPTION OF BUSINESS	4
Corporate History	4
Overview of Data Storage Corporation & our industry	6
Description of Data Storage’s Business by Division:	7
DSC Services	7
Overview:	7
Our Strategy:	7
What We Do:	7
Features and Benefits:	7
Equipment Maintenance Services	7
Overview:	7
What We Do:	7
Infrastructure Services	8
Overview:	8
Our Strategy:	8
What We Do:	8
Benefits of Using DSC:	8
Industry Certifications and Affiliations:	8
Data Center Services:	8
Overview:	8
Our Strategy:	8
What We Do:	9
Benefits of Using DSC:	9
Security	9
Overview:	9
Our Strategy:	9
What We Do:	9
Benefits of Using DSC:	9
Wireless Services	9
Overview:	9
Our Strategy:	9
What We Do:	9
Vendors:	10
Benefits of Using DSC:	10
Professional Services	10
Overview:	10
Our Strategy:	10
What We Do:	10

Benefits of Using DSC:	10
Managed Services	11
Overview:	11
Our Strategy:	11
What We Do:	11
Each program is based upon the following:	11
Benefits of Using DSC:	11
Competition	11
Principal competitors by service sector are:	11
Typical Client Target	13
Reasons to Select Our Services	13
Market Size and Opportunity	13
Healthcare DPS Product Offering	14
About the Healthcare Unit	14
Marketplace Differentiators	14
Competitive Matrix	15
Safe Data	16
Pending the acquisition of Safe data, we have filed this term sheet.	16
ITEM 1A. RISK FACTORS	16
ITEM 1B. UNRESOLVED STAFF COMMENTS	16
ITEM 2. DESCRIPTION OF PROPERTY	16
ITEM 3. LEGAL PROCEEDINGS	16
ITEM 4. (REMOVED AND RESERVED)	16

PART II	17
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17
No Public Market for Common Stock	17
Holders of Our Common Stock	17
Stock Option Grants	17
Registration Rights	17
ITEM 6. SELECTED FINANCIAL DATA	17
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	17
Company Overview	17
Results of Operation	18
Critical Accounting Policies	18
Off Balance Sheet Transactions	19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	19
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	20
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A. CONTROLS AND PROCEDURES	35

PART III	36
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	36
ITEM 11. EXECUTIVE COMPENSATION	39
SUMMARY COMPENSATION TABLE	39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	40
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	40
PART IV	42
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	42
SIGNATURES	43
DATA STORAGE CORPORATION

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

No clear market leader

Sources:

1.	2008 HIMSS/HIMSSA Analytics Healthcare IT Survey
2.	BCC Research (2009) – Healthcare Information Technology Wellesly – BCC Research

Healthcare DPS Product Offering

About the Healthcare Unit
Mission • To provide reliable care quality enhancing solutions • To empower providers to improve profitability • To protect & insure the privacy & security of electronic protected health information	Company Overview • Division of DSC • Health IT solution provider • Serving Group Practices, Nursing Homes, Assisted Living Facilities, and Hospitals the NY Metro area & beyond.

Marketplace Differentiators
▪	We are a local company
o	We service the New York Metro Area
o	We are headquartered in Garden City (Long Island)
o	Our support staff is located throughout New York
▪	Our staff is well trained and highly skilled
o	All employees are Certified HIPAA Professionals
o	All employees attend ongoing mandatory training sessions
o	All employees have healthcare experience
▪	We have done the research
o	Many products are well endorsed and/or certified
▪	CCHIT
▪	Bronx County, Texas Medical Institution, Suffolk Academy of Medicine, Queens Medical Society, State & Federal Agencies and RHIO.

Competitive Matrix
	DSC Backup	Carbonite	Mozy
Compression	Compressed, compresses all data before sending to our data centers, and we only bill on compressed storage.	Uncompressed, Carbonite does not compress data, and bills on uncompressed storage.	Uncompressed, Mozy does not compress data, and bills on uncompressed storage.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Data Storage Corporation

We have audited the accompanying balance sheets of Data Storage Corporation as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for each of the years in then ended. Data Storage Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years in then ended in conformity with accounting principles generally accepted in the United States of America.

Somerset, New Jersey
April 15, 2010

DATA STORAGE CORPORATION AND SUBSIDIARY
   BALANCE SHEETS

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
13,670,399 and 12,473,214 shares issued and outstanding in 2009 and 2008 respectively
Additional paid in capital	4,808,558	4,352,966
Accumulated deficit	(4,893,376)	(3,793,161)
Total Stockholders' Equity (Deficit)	(69,746)	573,680

Total Liabilities and Stockholders' Equity (Deficit)	$688,443	$877,299

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Sales	$585,285	$629,675

Cost of sales	459,803	346,007

Gross Profit	125,482	283,668

Selling, general and administrative	1,170,903	823,475

Loss from Operations	(1,045,421)	(539,807)

Other Income (Expense)
Interest income	192	5,711
Interest expense	(4,986)	(3,863)
Total Other (Expense)	(4,794)	1,848

Loss before provision for income taxes	(1,050,215)	(537,959)

Provision for income taxes	-	-

Net Loss	(1,050,215)	(537,959)

Preferred Stock Dividend	(50,000)	(25,000)

Net Loss Available to Common Stockholders	$(1,100,215)	$(562,959)

Loss per Share – Basic and Diluted	$(0.08)	$(0.01)

Weighted Average Number of Shares - Basic and Diluted	12,944,647	4,569,356

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,050,215)	$(537,959)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	131,361	119,789
Allowance for doubtful accounts	(18,058)	43,800
Allowance for doubtful accounts	(18,058)	43,800
Allowance for doubtful accounts	(18,058)	43,800
Stock based compensation	51,902	51,823
Changes in Assets and Liabilities:
Accounts receivable	41,047	(62,282)
Employee loan	-	(5,000)
Other assets	1,708	(13,469)
Accounts payable	10,661	24,229
Accrued expenses	11,204	8,278
Prepaid expenses	(21,103)	-
Deferred revenue	24,079	12,790
Deferred rent	28,642	-
Due to related party	16,718	18,000
Net Cash Used in Operating Activities	(772,054)	(340,001)

Cash Flows from Investing Activities:
Cash paid for equipment	(105,722)	(63,868)
Cash paid for customer list	(30,000)	(117,019)
Net Cash Used in Investing Activities	(135,722)	(180,887)

Cash Flows from Financing Activities:
Advances from credit line	-	99,970
Advances from officer	371,775	7,250
Cash paid in connection with reverse merger	-	(635,074)
Options exercised	100	-
Proceeds from the issuance of common stock	275,000	1,300,000
Net Cash Provided by Financing Activities	646,875	772,146

Increase in Cash and Cash Equivalents	(260,901)	251,258

Cash and Cash Equivalents, Beginning of Year	289,061	37,803

Cash and Cash Equivalents, End of Year	$28,160	$289,061

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$4,986	$3,863

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$50,000	$25,000

Due to Novastor, Inc. for purchase of customer list	$-	$58,509

Conversion of officer debt for common stock	$-	$1,836,097

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2008	-	-	28,359	28	1,813,966	(3,230,202)	(1,416,208)

Preferred stock issued in private placement	51,465	51	-	-	499,949	-	500,000

Common stock issued in private placement	-	-	92,878	93	799,907	-	800,000

Officer Debt Conversion	-	-	317,690	318	1,835,779	-	1,836,097

Effect of reverse merger and recapitalization	1,350,321	1,351	12,034,287	12,034	(648,458)	-	(635,073)

Stock based compensation	-	-	-	-	51,823	-	51,823

Net loss	-	-	-	-	-	(537,959)	(537,959)

Preferred Stock Dividend	-	-	-	-	-	(25,000)	(25,000)

Balance December 31, 2008	1,401,786	1,402	12,473,214	12,473	4,352,966	(3,793,161)	573,680

Common stock issued in private placement	-	-	842,185	842	274,158	-	275,000

Stock based compensation	-	-	350,000	350	181,339	-	181,689

Stock options exercised	-	-	5,000	5	95	-	100

Net loss	-	-	-	-	-	(1,050,215)	(1,050,215)

Preferred Stock Dividend	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2009	1,401,786	1,402	13,670,399	13,670	4,808,558	(4,893,376)	(69,746)

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2009 include  190,285 warrants and 2,924,434 options.

Note 3  Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2009	2008
Storage equipment	$838,912	$766,646
Website and software	166,933	150,208
Furniture and fixtures	22,837	22,837
Computer hardware and software	81,794	75,498
Data Center	111,230	100,795
	1,221,706	1,115,984
Less: Accumulated depreciation	913,383	793,110
Net property and equipment	$308,323	$322,874

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

A summary of the Company's option activity and related information follows:

	Number of Shares Under Option	Range of Option Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2008	-0-	$-0-	$-0-
Granted	2,505,864	0.14	0.14
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	2,505,864	$0.14	$0.14
Granted	423,570	0.29	0.29
Exercised	(5,000)	(0.02)	(0.02)
Cancelled	-0-	-0-	-0-
Balance at December 31, 2009	2,924,434	$0.16	$0.16
Vested and exercisable at December 31, 2009	2,578,518	$0.16	$0.16

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

Common Stock Warrants

On October 28, 2008 the Company issued warrants to purchase 190,285 shares of its common stock at $0.005 to consultants in exchange for services.

A summary of the Company's warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2008	-0-	$-0-	$-0-
Granted	190,285	0.005	0.005
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2008	190,285	$0.005	$0.005
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2009	190,285	$0.005	$0.005

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

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Charles M. Piluso President, Chief Executive Officer and	2009	$9,135	0	0	0	0	0	0	$9,135
Director	2008	0	0	0	0	0	0	0	0

Jason Nocco	2009	$113,720	0	0	0	0	0	0	$113,720
Secretary	2008	96,500	0	0	0	0	0	0	96,500

Peter O’Brien President, Chief Executive Officer, Treasurer, and	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0
Secretary	2008	0	0	0	0	0	0	0	0

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

DATA STORAGE CORPORATION

By:	/s/Charles M. Piluso
President, Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Accounting Officer

Dated	April 22 , 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title	Date

/s/Charles M. Piluso	President, Chief Executive Officer	April 22, 2010
Charles M. Piluso	Chief Financial Officer Principal Executive Officer Principal Accounting Officer