Form 10-Q
period 2010-03-31
Data Storage Corp
filed 2010-05-17
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:  13,670,399 shares of Common Stock.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2010

Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Removed and Reserved	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

PART I – Financial Information

Item 1.    Consolidated Financial Statements
DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$65,386	$28,160
Accounts receivable (less allowance for doubtful
accounts of $17,000 in 2010 and $26,472 in 2009)	87,631	30,378
Inventory	6,500	-
Deferred compensation	70,535	101,160
Prepaid expense	11,196	21,103
Total Current Assets	241,248	180,801
Property and Equipment:
Property and equipment	1,219,002	1,221,706
Less—Accumulated depreciation	(943,290)	(913,383)
Net Property and Equipment	275,712	308,323
Other Assets:
Deferred compensation	26,306	28,628
Security deposit	11,760	11,760
Intangible Asset - Acquired Customer Base	133,481	135,931
Employee loan	23,000	23,000
Total Other Assets	194,547	199,319

Total Assets	711,507	688,443

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	91,348	82,698
Accrued expenses	26,641	21,267
Credit line payable	99,970	99,970
Due to related party	39,218	34,718
Dividend Payable	87,500	75,000
Deferred revenue	11,571	36,869
Total Current Liabilities	356,248	350,522
Deferred rental obligation	27,796	28,642
Due to officer	603,219	379,025
Total Long Term Liabilities	631,015	407,667
Commitments and contingencies	-	-
Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 shares issued and outstanding in both periods
Common stock, par value $0.001; 250,000,000 shares authorized;	13,670	13,670
13,670,399 shares issued and outstanding in both periods
Additional paid in capital	4,812,040	4,808,558
Accumulated deficit	(5,102,868)	(4,893,376)
Total Stockholders' Equity (Deficit)	(275,756)	(69,746)

Total Liabilities and Stockholders' Equity (Deficit)	$711,507	688,443

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Sales	$243,692	$139,373

Cost of sales	164,320	86,629

Gross Profit	79,373	49,744

Selling, general and administrative	275,007	262,687

Loss from Operations	(195,635)	(212,943)

Other Income (Expense)
Interest income	-	177
Interest expense	(1,357)	(1,312)
Total Other (Expense)	(1,357)	(1135)

Loss before provision for income taxes	(196,992)	(214,078)

Provision for income taxes	-	-

Net Loss	(196,992)	(214,078)

Preferred Stock Dividend	(12,500)	(12,500)

Net Loss Available to Common Shareholders	$(209,492)	$(226,578)

Loss per Share – Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Number of Shares - Basic and Diluted	13,670,399	12,473,214

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	(196,992)	(214,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,356	34,798
Deferred Compensation	32,946	-
Stock Based Compensation	3,482	-
Allowance for doubtful accounts	(9,742)	(25,000)
Changes in Assets and Liabilities:
Accounts receivable	(47,511)	7,179
Inventory	6,500
Deferred Rent	(3,092)	-
Other Assets	3,408	7,854
Accounts payable	8,650	18,831
Accrued expenses	5,374	(3,445)
Deferred Revenue	(25,298)	(2,136)
Due to Related Party	4,500	3,218
Net Cash Used in Operating Activities	(189,672)	(172,779)

Cash Flows from Investing Activities:
Cash paid for equipment	-	(3,000)
Disposal of Equipment	2,705	-
Net Cash Provided by (Used in) Investing Activities	2,705	(3,000)

Cash Flows from Financing Activities:
Advances from credit line	-	-
Advances from shareholder	224,193	1,213
Net Cash Provided by Financing Activities	224,193	1,213

Increase (Decrease) in Cash and Cash Equivalents	37,226	(174,566)

Cash and Cash Equivalents, Beginning of Period	28,160	289,061
Cash and Cash Equivalents, End of Period	65,386	114,495

Cash paid for interest	1,357	1,312
Cash paid for income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividend accrued	12,500	12,500

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

 Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10K /A for the year ended December 31, 2009

Liquidity

 The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2010, the Company has generated revenues of $243,692 but has incurred a net loss of $196,992. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder since inception.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.  2, Related solely to past performance.  3.  Be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

Estimated Fair Value of Financial Instruments

 The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value these accounts at March 31, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

Inventory

Inventories are stated at the lower of cost or market determined by the first in, first out method and consist of equipment held for re-sale.

 Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2010 include 190,285 warrants and 2,924,434 options.

For the three months ended March 31, 2010 and 2009 the company had two customers that represented approximately 35% and 13% of sales, respectively.

Note 3 Related Party Transactions

 Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

During the three months ended March 31, 2010 the Chief Executive Officer advanced the Company $224,193. As of March 31, 2010 the Company owed the Chief Executive Officer $603,219. These advances bear no interest and have no stated terms of repayment.

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

Results of Operation

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Net sales.  Net sales for the three months ended March 31, 2010 were $243,692 an increase of $104,319, or 74.85%, compared to $139,373 for the three months ended March 31, 2009. The increase in sales for is primarily the addition of equipment sales by the quarter.

Cost of sales.  For the three months ended March 31, 2010, cost of sales increased to $164,320 an increase of $74,691 from $86,629 for the three months ended March 31, 2009. The increase is due to the addition of managed services which are provided on a resale basis. The Company's gross margin decreased to 32.6% for the three months ended March 31, 2010 as compared to 35.7% for the three months ended March 31, 2009.   The addition of managed services which carry a lower gross margin combined with the addition of equipment sales accounted for the decrease.

Operating Expenses.  For the three months ended March 31, 2010 operating expenses were $275,007 an increase of $12,320 4.7% as compared to $262,687 for the three months ended March 31, 2009

Interest Expense.  Interest expense for the three months ended March 31, 2010 increased to $1,357 from $1,312 for the three months ended March 31, 2009. For the three months ended March 31, 2010 and March 31, 2009, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Income (Loss).  Net loss for the three months ended March 31, 2010 was $196,992 a decrease of $17,086 as compared to net loss of $214,078 for the three months ended March 31, 2009.

Liquidity and Capital Resources

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

During the 3 months ended March 31, 2010 the company’s cash increased $37,226 to $65,386.

The Company's working capital was ($115,000) at March 31, 2010, increasing, $54,721 from ($169,721) December 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.    Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved)

None.

Item 5.    Other Information.

None

Item 6.    Exhibits.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 17, 2010	By:	/s/ Charles M. Piluso
Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer