Form 10-Q
period 2010-06-30
Data Storage Corp
filed 2010-08-23
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of stock, as of August 13 2010:

Number of Shares
Common Stock	17,127,541
Preferred Stock	1,401,786

DATA STORAGE CORPORATION
FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

PART I – Financial Information
ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
Current Assets:	(Unaudited)
Cash and cash equivalents	$152,872	$28,160
Accounts receivable (less allowance for doubtful
accounts of $17,000 in 2010 and $12,300 in 2009)	288,387	30,378
Deferred Compensation	39,910	101,160
Prepaid Expenses	73,182	21,103
Total Current Assets	554,351	180,801

Property and Equipment:
Property and equipment	2,029,324	1,221,706
Less—Accumulated depreciation	(986,759)	(913,383)
Net Property and Equipment	1,042,565	308,323

Other Assets:
Goodwill	2,145,577	-
Deferred compensation	23,985	28,628
Other assets	22,260	11,760
Intangible Assets, net	1,407,613	135,931
Employee loan	23,000	23,000
Total Other Assets	3,622,435	199,319

Total Assets	5,219,351	688,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	635,796	103,965
Credit line payable	99,970	99,970
Due to related party	43,718	34,718
Dividend Payable	100,000	75,000
Deferred revenue	376,894	36,869
Leases payable	445,674	-
Loans payable	62,089	-
Contingent consideration in SafeData acquisition	763,807	-
Total Current Liabilities	2,527,948	350,522

Deferred rental obligation	27,417	28,642
Due to officer	609,754	379,025
Loan payable long term	208,034	-
Leases payable long term	220,412	-
Contingent consideration in SafeData acquisition – long term	15,630	-
Convertible debt	92,723	-
Total Long Term Liabilities	1,173,970	407,667

Total Liabilities	3,701,918	758,189

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
17,127,541 and 13,670,399 shares issued and outstanding, respectively	17,127	13,670
Additional paid in capital	6,882,121	4,808,558
Accumulated deficit	(5,383,217)	(4,893,376)
Total Stockholders' Equity (Deficit)	1,517,433	(69,746)
Total Liabilities and Stockholders' Equity (Deficit)	$5,219,351	$688,443

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$513,533	$141,034	$757,224	$280,406

Cost of sales	344,760	122,532	509,079	212,160

Gross Profit	168,773	18,502	248,145	68,246

Selling, general and administrative	418,267	335,442	693,274	598,130

Loss from Operations	(249,494)	(316,940)	(445,129)	(529,884)

Other Income (Expense)
Interest income	-	10	-	187
Interest expense	(18,355)	(1,122)	(19,712)	(2,434)
Total Other (Expense)	(18,355)	(1,112)	(19,712)	(2,247)

Loss before provision for income taxes	(267,849)	(318,052)	(464,841)	(532,131)

Provision for income taxes	-	-	-	-

Net Loss	(267,849)	(318,052)	(464,841)	(532,131)

Preferred Stock Dividend	(12,500)	(12,500)	(25,000)	(25,000)

Net Loss Available to Common Shareholders	$(280,349)	$(330,552)	$(489,841)	$(557,131)

Loss per Share – Basic and Diluted	$(0.017)	$(0.026)	$(0.031)	$(0.044)
Weighted Average Number of Shares - Basic and Diluted	16,883,215	12,598,363	15,977,700	12,536,134

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net loss	$(464,841)	$(532,131)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	73,376	67,535
Deferred compensation	65,893	-
Allowance for doubtful accounts	(9,742)	(32,500)
Stock based compensation	6,964	9,672
Changes in Assets and Liabilities:
Accounts receivable	8,209	(50,025)
Other Assets	8,945	(31,561)
Prepaid Expenses	(16,196)	(13,524)
Accounts payable and accrued expenses	318,092	43,092
Deferred revenue	(140,739)	55,492
Deferred rent	(1,225)	-
Due to Related Party	9,000	7,718
Net Cash Used in Operating Activities	(142,264)	(376,182)

Cash Flows from Investing Activities:
Cash paid for equipment	(33,799)	(11,392)
Acquisition of SafeData, LLC net assets	(1,229,954)	-
Net Cash Used in Investing Activities	(1,263,753)	(11,392)

Cash Flows from Financing Activities:
Capital Stock Issuance	300,000	100,000
Issuance of convertible debt	1,000,000	100,000
Advances from shareholder	230,729	71,774
Net Cash Provided by Financing Activities	1,530,729	171,774

Increase (Decrease) in Cash and Cash Equivalents	124,712	(215,800)

Cash and Cash Equivalents, Beginning of Period	28,160	289,034

Cash and Cash Equivalents, End of Period	$152,872	$73,234

Cash paid for interest	$2,766	$2,434
Cash paid for income taxes	$-	$-

Non cash investing and financing activity
Issuance of capital stock in connection with acquisition of SafeData,LLC	$850,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation was incorporated in Delaware on August 29, 2001. The company provides professional technology services that encompass disaster recovery and business continuity of data with a focus on regulatory compliance of electronic information under the current environment.

Data Storage Corporation derives its revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one DSC’s four data centers; email storage and archival; email compliance solutions for e-discovery; off site data back up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both Florida and Massachusetts, totaling four data centers providing clients with data replication and redundant data protection in specific applications.

On June 17, 2010, our wholly owned subsidiary Data Storage Corporation, a Delaware corporation (“Data Storage DE”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of Safe Data’s assets.

Data Storage Corporation delivers and supports a broad range of premium technology solutions which store, protect, optimize and leverage information; minimize downtime and recovery of information.  Clients depend on DSC to manager data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operational expenses, and to meet increasing industry state and federal regulations

DSC provides solutions and services to business, government, education and healthcare industries by leveraging leading technologies such as Virtualization, Cloud Computing and Green IT.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2010, the Company has generated revenues of $757,224, but has incurred a net loss of $464,841. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder, Charles M. Piluso since inception. The Company has been successful in raising money as needed.  Further it is the intention of Mr. Piluso to continue to raise money through stock issuance and to fund the Company on an as needed basis.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.  2. Related solely to past performance.  3.  Be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

 Note 2 - Summary of Significant Accounting Policies

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

Estimated Fair Value of Financial Instruments

 The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value these accounts at June 30, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

 Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2010 include 2,924,434 options and 3,014,438 warrants.

Concentrations

For the six months ended June 30, 2010 the company had one customer that represented approximately 32% of sales and for the six months ended June 30, 2009, had two customers that represented approximately 38% of sales.

Note 3 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

During the six months ended June 30, 2010 the Chief Executive Officer advanced the Company $230,729. As of June 30, 2010 the Company owed the Chief Executive Officer $609,754. These advances bear no interest and have no stated terms of repayment.

Note 4 - Stockholders’ Equity

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

The Company entered into three stock purchase agreements on May 26, 2009 for a total of 316,350 shares for an aggregate price of $100,000

On May 21, 2010 the company entered into three security purchase agreements totaling $1,300,000. The agreements were with the chairman of the company for $700,000 and two unrelated individuals for $500,000 and $100,000. The security purchase agreements consisted of the issuance of common stock, convertible debentures and warrants as follows:

Common Stock	600,000	shares @ $0.50
Convertible Debentures	$1,000,000
Warrants	3,014,437	shares @ $0.01

See Note 5 regarding the Convertible debt and warrants

Common Stock Options/Warrants

During the six months ended June 30, 2010 the Company issued 3,014,437 common stock warrants with the convertible debt.

A summary of the Company's option/warrant activity and related information follows:

	Number of Shares Under Option/Warrants	Range of Option/Warrants PricePer Share	Weighted Average Exercise Price
Options and Warrants Outstanding at January 1, 2010	2,929,432	$0.16	$0.16
Options Granted	-0-	-0-	-0-
Options Exercised	-0-	-0-	-0-
Options Cancelled	-0-	-0-	-0-
Warrants Granted	3,014,438	0.01	0.01
Options and Warrants Outstanding at June 30, 2010	5,943,870	0.01 – 0.16	0.01 – 0.16

Options outstanding at June 30, 2010	2,929,432	0.16	0.16
Warrants outstanding at June 30, 2010	3,014,438	.01	.01

Share-based compensation expense for options totaling $11,605 was recognized in our results for the six months ended June 30, 2010 is based on awards vested. The options were valued at the grant date at $116,058.

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with FASB ASC 718-10-10 Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the six months ended June 30, 2010 and 2009 are set forth in the table below.

	2010	2009
Weighted average fair value of options granted	$0.35	$0.29
Risk-free interest rate	3.32%	3.07%
Volatilty	85%	85%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of June 30, 2010, there was approximately $57,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

Note 5 – Convertible debt

On May 21, the Company entered into three security purchase agreements including $1,000,000 of convertible notes payable along with 3,014,437 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $282,051 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants and common stock of $630,585 and $606,343, respectively, was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the six months ended June 30, 2010 was $12,779 and $0, respectively.

Note 6 - Acquisition

On June 17, 2010, our wholly owned subsidiary Data Storage Corporation, a Delaware corporation (“Data Storage DE”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of Safe Data’s assets. Data Storage DE and its parent Data Storage Corporation is hereinafter referred to as the “Company” or “Data Storage.”

As described above, on June 17, 2010, SafeData agreed to sell, transfer, assign, and deliver to the Company all right, title and interest in the end user customer base of SafeData (the “Business”) and all related current and fixed assets and contracts related to the Business. These assets include, but not limited to, all of SafeData’s accounts receivable and intellectual property. Additionally, SafeData transferred to the Company all of their current liabilities to the extent arising out of the business or the assets.

Pursuant to the Agreement, the Company paid an aggregate purchase price for the Business equal to $3,000,000 (the “Purchase Price”) with $2,000,000 paid in cash and $1,000,000 in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) valued at $0.35 per share or 2,857,142 shares of Common Stock. Upon Closing (as defined in the Agreement), a certain portion of the Purchase Price was deferred subject to certain holdback and contingency clauses contained in the Agreement.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller, less credit threshold adjustment of $70,047	$1,229,952
Stock issued to seller	850,000
Holdback price adjustments	779,437
Total purchase price	2,859,389

Assets acquired:
Accounts Receivable	259,476
Prepaid Expenses	35,883
Fixed Assets	773,819
Security Deposits	10,500
Total assets acquired	1,079,678

Liabilities assumed:
Accounts payable	499,641
Capital Lease Obligation	666,087
Deferred Revenue	480,765
Total liabilities assumed	1,646,493

Net assets acquired	(566,815)

Excess purchase price	$3,426,204

Based on an independent appraisal, the Company allocated $1,280,627 of the excess purchase price to intangible assets with the balance of $2,145,577 assigned to Goodwill. The unaudited consolidated financial statements presented in the Report include the results of operations for Safe Data for the period from June 17, 2010 to June 30, 2010.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	5 years
Non-compete agreements	4 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Safe Data, LLC as though the acquisition had occurred as of January 1, 2009. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operation results had the acquisition transaction occurred as of January 1, 2009.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$1,035,777	$1,024,854	$2,010,915	$1,594,651

Net loss	(420,329)	(482,925)	(690,202)	(854,867)

Loss per share of common stock	(0.020)	(0.027)	(0.033)	(0.047)

Basic and Diluted	20,664,860	18,191,038	20,664,860	18,128,809

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

Company Overview

Data Storage Corporation was incorporated in Delaware on August 29, 2001. The company provides professional technology services that encompass disaster recovery and business continuity of data with a focus on regulatory compliance of electronic information under the current environment.

Data Storage Corporation derives its revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one DSC’s four data centers; email storage and archival; email compliance solutions for e-discovery; off site data back up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both Florida and Massachusetts, totaling four data centers providing clients with data replication and redundant data protection in specific applications.

On June 17, 2010, our wholly owned subsidiary Data Storage Corporation, a Delaware corporation (“Data Storage DE”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of Safe Data’s assets.

Data Storage Corporation delivers and supports a broad range of premium technology solutions which store, protect, optimize and leverage information; minimize downtime and recovery of information.  Clients depend on DSC to manager data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operational expenses, and to meet increasing industry state and federal regulations

DSC provides solutions and services to business, government, education and healthcare industries by leveraging leading technologies such as Virtualization, Cloud Computing and Green IT.

Results of Operations

Three and Six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009

Net sales.  Net sales for the three months ended June 30, 2010 were $513,533, an increase of $372,499, or 264.12% compared to $141,034 for the three months ended June 30, 2009, and for the six months ended June 30, 2010 were $757,224 an increase of $476,818, or 170.05%, compared to $280,406 for the six months ended June 30, 2009. The increase in sales is primarily attributable to the addition of equipment sales and the addition of sales for SafeData,LLC.

Cost of sales.   For the three months ended June 30, 2010, cost of sales increased $222,228 to $344,760 from $122,532 for the three months ended June 30, 2009 and for the six months ended June 30, 2010, cost of sales increased $296,919 to $509,079 from $212,160 for the six months ended June 30, 2009. The increase in cost of sales is primarily attributable to the corresponding increase in sales for the three and six months ended June 30, 2010. The Company's gross margin increased to 32.9% for the three months ended June 30, 2010 as compared to 13.1% for the three months ended June 30, 2009 and the Company's gross margin increased to 32.8% for the six months ended June 30, 2010 as compared to 24.3% for the six months ended June 30, 2009. The increase is gross profit for the three and six month period ended June 30, 2010 is primarily attributable to the addition of sales of SafeData services at higher margins in addition to the increase of data backup services against fixed costs resulting in higher margins.

Operating Expenses.  For the three months ended June 30, 2010 operating expenses were $418,267, an increase of $82,825 as compared to $335,442 for the three months ended June 30, 2009 and for the six months ended June 30, 2010 operating expenses were $693,274 an increase of $95,144, as compared to $598,130 for the six months ended June 30, 2009. The net increase in operating expenses for the three and six months ended June 30, 2010 is a result of a reduction in salary expense offset by increases in professional fees.  Salary expenses for the three months ended June 30, 2010 were $96,775 a decrease of $78,968 from $175,743 for the three months ended June 30, 2009 and salary expenses for the six months ended June 30, 2010 were $217,373 a decrease of $67,549 from $284,922 for the six months ended June 30, 2009.   Professional fees for the three months ended June 30, 2010 were $178,412, an increase of $127,460 as compared to $50,952 for the three months ended June 30, 2009 and for the six months ended June 30, 2010 professional fees were $244,825 an increase of $141,828 as compared to $102,997 for the six months ended June 30, 2009. The reduction in salaries is due to the termination of an executive during the six months ended June 30, 2010.  Additional professional fees are related to the acquisition of SafeData during the six months ended June 30, 2010.

Interest Expense.  Interest expense for the three months ended June 30, 2010 increased to $18,355 from $1,122 for the three months ended June 30, 2009 and interest expense for the six months ended June 30, 2010 increased to $19,712 from $2,434 for the six months ended June 30, 2009. For the three and six months ended June 30, 2010 and June 30, 2009, interest expense was primarily the result of convertible debt that was issued in connection with the acquisition of SafeData. In addition to recording interest on the face of the debt, the Company is required to record additional interest related to the warrants issued in connection with the debt financing as well as an amount calculated to approximate the beneficial conversion option of the debt.

Net Income (Loss).  Net loss for the three months ended June 30, 2010 was $267,849 a decrease of $50,204 as compared to net loss of $318,053 for the three months ended June 30, 2009 and net loss for the six months ended June 30, 2010 was $464,841 an decrease of $67,290 as compared to net loss of $532,131 for the six months ended June 30, 2009.  The decrease in loss is primarily attributable to increased sales at higher margins offset by net increases in operating expenses.

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

During the six months ended June 30, 20010 the company’s cash increased $124,712 to $152,872 from $28,160 at December 31, 2009. Net cash of $142,264 was used in the Company’s operating activities and cash of $1,263,753 was used in investing activities, primarily for the acquisition of the net assets of SafeData, LLC. Cash of $1,530,729 was provided by the company’s financing activities, the majority of the financing was from the issuance of convertible debt and stock.

The Company's working capital was ($1,973,597) at June 30, 2010, decreasing $1,803,876 from ($169,721) at December 31, 2009. The decrease is primarily due to Leases payable, loan payable and deferred revenue recorded in connection with the acquisition of the net assets of SafeData.

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

On May 21, 2010 the company entered into three security purchase agreements totaling $1,300,000. The agreements were with the chairman of the company for $700,000 and two unrelated individuals for $500,000 and $100,000. The security purchase agreements consisted of the issuance of common stock, convertible debentures and warrants as follows:

Common Stock	600,000	shares @ $0.50
Convertible Debentures	$1,000,000
Warrants	3,014,437	shares @ $0.01

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2010.

Item 4. Removed and Reserved.

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

DATA STORAGE CORPORATION

Date: August 23, 2010	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer