Form 10-Q/A
period 2010-03-31
Data Storage Corp
filed 2010-10-25
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
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

State the number of shares outstanding of each of the issuer’s classes of stock, as of October 21, 2010:

Number of Shares
Common Stock	17,127,541
Preferred Stock	1,401,786

DATA STORAGE CORPORATION
FORM 10-Q /A
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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q /A .  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10K/A for the year ended December 31, 2009

Liquidity

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

DATA STORAGE CORPORATION

Date: October 21 , 2010	By:	/s/ Charles M. Piluso
Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer