Form 10-Q
period 2010-09-30
Data Storage Corp
filed 2010-11-15
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of stock, as of November 13 2010:

Number of Shares
Common Stock	17,127,541
Preferred Stock	1,401,786

DATA STORAGE CORPORATION
FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

PART I – Financial Information
ITEM 1.  FINANCIAL STATEMENTS
 DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2010	2009
Current Assets:	(Unaudited)
Cash and cash equivalents	$29,370	$28,160
Accounts receivable (less allowance for doubtful
accounts of $17,000 in 2010 and $12,300 in 2009)	341,777	30,378
Deferred Compensation	9,285	101,160
Prepaid Expenses	58,302	21,103
Total Current Assets	438,734	180,801

Property and Equipment:
Property and equipment	2,032,763	1,221,706
Less—Accumulated depreciation	(1,090,217)	(913,383)
Net Property and Equipment	942,546	308,323

Other Assets:
Goodwill	2,201,828	-
Deferred compensation	21,664	28,628
Other assets	16,380	11,760
Intangible Assets, net	1,351,574	135,931
Employee loan	23,000	23,000
Total Other Assets	3,614,446	199,319

Total Assets	4,995,726	688,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	648,263	103,965
Credit line payable	92,470	99,970
Due to related party	48,218	34,718
Dividend Payable	112,500	75,000
Deferred revenue	464,117	36,869
Leases payable	353,537	-
Loans payable	62,989	-
Contingent consideration in SafeData acquisition	763,807	-
Total Current Liabilities	2,545,901	350,522

Deferred rental obligation	26,974	28,642
Due to officer	614,628	379,025
Loan payable long term	208,034	-
Leases payable long term	181,306	-
Contingent consideration in SafeData acquisition – long term	15,630	-
Convertible debt	169,394	-
Total Long Term Liabilities	1,215,966	407,667

Total Liabilities	3,716,867	758,189

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
17,127,541 and 13,670,399 shares issued and outstanding, respectively	17,127	13,670
Additional paid in capital	6,885,604	4,808,558
Accumulated deficit	(5,670,274)	(4,893,376)
Total Stockholders' Equity (Deficit)	1,233,859	(69,746)
Total Liabilities and Stockholders' Equity (Deficit)	$4,995,726	$688,443

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$886,372	$149,882	$1,643,597	$430,289

Cost of sales	446,991	116,403	956,070	328,564

Gross Profit	439,381	33,479	687,527	101,725

Selling, general and administrative	616,305	288,474	1,309,579	886,605

Loss from Operations	(176,924)	(254,995)	(622,052)	(784,880)

Other Income (Expense)
Interest income	-	2	-	189
Interest expense	(97,634)	(958)	(117,345)	(3,392)
Total Other (Expense)	(97,634)	(956)	(117,345)	(3,203)

Loss before provision for income taxes	(274,558)	(255,951)	(739,397)	(788,083)

Provision for income taxes	-		-

Net Loss	(274,558)	(255,951)	(739,397)	(788,083)

Preferred Stock Dividend	(12,500)	(12,500)	(37,500)	(37,500)

Net Loss Available to Common Shareholders	$(287,058)	$(268,451)	$(776,897)	$(825,583)

Loss per Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Weighted Average Number of Shares - Basic and Diluted	17,127,539	13,138,702	15,085,524	12,739,198

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net loss	$(739,397)	$(788,083)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246,706	97,597
Deferred compensation	98,839	-
Allowance for doubtful accounts	(9,742)	(27,800)
Amortization of debt discount	89,450	-
Stock based compensation	10,446	15,474
Changes in Assets and Liabilities:
Accounts receivable	(45,181)	35,159
Other Assets	5,880	(504)
Prepaid Expenses	(1,317)	(27,943)
Accounts payable and accrued expenses	318,681	118,655
Deferred revenue	(114,655)	47,064
Deferred rent	(1,668)	11,380
Due to Related Party	13,500	12,218
Net Cash Used in Operating Activities	(128,458)	(506,783)

Cash Flows from Investing Activities:
Cash paid for equipment	(37,237)	(98,177)
Acquisition of SafeData, LLC net assets	(1,229,954)	-
Net Cash Used in Investing Activities	(1,267,191)	(98,177)

Cash Flows from Financing Activities:
Capital Stock Issuance	300,000	-
Issuance of convertible debt	1,000,000	-
Issuance of common stock	-	275,000
Advances from shareholder	235,603	71,774
Repayment of capital lease obligations	(131,243)	-
Repayment of line of credit	(7,500)	-
Net Cash Provided by Financing Activities	1,396,860	346,775

Increase (Decrease) in Cash and Cash Equivalents	1,210	(258,185)

Cash and Cash Equivalents, Beginning of Period	28,160	289,061

Cash and Cash Equivalents, End of Period	$29,370	$30,876

Cash paid for interest	$15,630	$3,392
Cash paid for income taxes	$-	$-

Non cash investing and financing activity
Issuance of capital stock in connection with acquisition of SafeData,LLC	$850,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation was incorporated in Delaware on August 29, 2001. The company provides professional technology services that encompass disaster recovery and business continuity of data with a focus on regulatory compliance of electronic information under the current environment.

Data Storage Corporation derives its revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one of DSC’s four data centers; email storage and archival; email compliance solutions for e-discovery; off site data back up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both Florida and Massachusetts, totaling four data centers providing clients with data replication and redundant data protection in specific applications.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2010, the Company has generated revenues of $1,643,597, but has incurred a net loss of $739,397. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and majority shareholder, Charles M. Piluso since inception. The Company has been successful in raising money as needed.  Further it is the intention of Mr. Piluso to continue to raise money through stock issuance and to fund the Company on an as needed basis.

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded.

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

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.  2. Related solely to past performance.  3.  Be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company does not expect adoption of ASU 2010-17 to have a material impact on the Company’s results of operations or financial condition.

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

Estimated Fair Value of Financial Instruments

 The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value these accounts at September 30, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in llight of the circumstances.

Goodwill and Other Intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Intangible assets were evaluated to determine if they are finite or indefinite-lived. The intangible assets that are finite lived are amortized over the useful life of the asset. Indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition

 The Company’s revenues consist principally of storage revenues. Storage revenues consist of monthly charges related to the storage of materials or data (generally on a per unit basis).  Sales are generally recorded in the month the service is provided.  For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Set up fees charged in connection with storage contracts are deferred and recognized on a straight line basis over the life of the contract.

 Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2010 include 2,924,434 options and 3,014,438 warrants.

Concentrations

For the nine months ended September 30, 2010 the company had one customer that represented approximately 16% of sales and for the nine months ended September 30, 2009, had two customers that represented approximately 29% of sales.

Note 3 – Property and Equipment

Machinery and equipment	$2,032,763

Less: Accumulated depreciation and amortization	(1,090,217)

Property and equipment, net	$942,546

Note 4 – Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:
		September 30, 2010
Goodwill		$2,201,828
Intangible assets not subject to amortization
Trademarks		279,268
Intangible assets subject to amortization	Life in years
Customer list	5 - 15	1,001,197
Non-compete agreements	4	262,147
Less accumulated amortization		(191,038)

Total Goodwill and Intangible Assets		$3,553,402

Scheduled amortization over the next five years as follows:

Twelve months ending September 31,
2011		$224,158
2012		224,158
2013		224,158
2014		205,043
2015		115,215
Thereafter		79,573
	Total	$1,072,306

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of Safe Data. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc and IBM with combined monthly installments of $55,200 through various dates in 2010, 2011 and 2012. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-8% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2010	$570,894
Less amount representing interest	(36,051)
Total obligations under capital leases	534,843
Less current portion of obligations under capital leases	(353,537)
Long-term obligations under capital leases	$181,306

Long-term obligations under capital leases at September 30, 2010 mature as follows:

For the year ending December 31,
2011	$353,537
2012	120,235
2013	61,071

$534,843

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$773,819
Less: accumulated depreciation	84,113

$689,706

Note 6 – Commitments and contingencies

Note Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by Safe Data related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of September 30, 2010 is $271,023.

Total maturities of the long term debt are as follows:

For the twelve months ended September 30,
2011	$85,493
2012	138,217
2013	47,313

$271,023

Operating leases

The Company currently leases office space in Garden City, NY and Warwick, RI.

The lease for office space in Warwick, RI calls for monthly payments of $4,800 plus a portion of the operating expenses through February 2012.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.
Minimum obligations under these lease agreements are as follows:

Twelve Months Ending September 30,:
2011	$130,822
2012	99,419
2013	77,681
2014	59,562

$367,484

 Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

During the nine months ended September 30, 2010 the Chief Executive Officer advanced the Company $235,603. As of September 30, 2010 the Company owed the Chief Executive Officer $614,628. These advances bear no interest and have no stated terms of repayment.

Note 8 - Stockholders’ Equity

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

See Note 9 regarding the Convertible debt and warrants

Common Stock Options/Warrants

During the nine months ended September 30, 2010 the Company issued 3,014,437 common stock warrants with the convertible debt.

A summary of the Company's option/warrant activity and related information follows:

	Number of Shares Under Option/Warrants	Range of Option/Warrants PricePer Share	Weighted Average Exercise Price
Options and Warrants Outstanding at January 1, 2010	2,929,432	$0.16	$0.16
Options Granted	-0-	-0-	-0-
Options Exercised	-0-	-0-	-0-
Options Cancelled	-0-	-0-	-0-
Warrants Granted	3,014,438	0.01	0.01
Options and Warrants Outstanding at September 30, 2010	5,943,870	0.01 – 0.16	0.01 – 0.16

Options outstanding at September 30, 2010	2,929,432	0.16	0.16
Warrants outstanding at September 30, 2010	3,014,438	.01	.01

Share-based compensation expense for options totaling $10,446 was recognized in our results for the nine months ended September 30, 2010 is based on awards vested. The options were valued at the grant date at $116,058.

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
 .
The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards.  The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

 The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2010 and 2009 are set forth in the table below.

	2010	2009
Weighted average fair value of options granted	$0.35	$0.29
Risk-free interest rate	3.32%	3.07%
Volatilty	85%	85%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of September 30, 2010, there was approximately $46,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

 Note 9 – Convertible debt

On May 21, the Company entered into three security purchase agreements including $1,000,000 of convertible notes payable along with 3,014,437 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the nine months ended September 30, 2010 was $89,450.

Note 10 - Acquisition

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

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller, less credit threshold adjustment of $70,047	$1,229,952
Stock issued to seller	850,000
Holdback price adjustments	779,437
Total purchase price	2,859,389

Assets acquired:
Accounts Receivable	259,476
Prepaid Expenses	35,883
Fixed Assets	773,819
Security Deposits	10,500
Total assets acquired	1,079,678

Liabilities assumed:
Accounts payable	499,641
Capital Lease Obligation	666,087
Deferred Revenue	537,016
Total liabilities assumed	1,702,744

Net assets acquired	(623,066)

Excess purchase price	$3,482,455

Based on an independent appraisal, the Company allocated $1,280,627 of the excess purchase price to intangible assets with the balance of $2,201,828 assigned to Goodwill. The unaudited consolidated financial statements presented in the Report include the results of operations for Safe Data for the period from June 17, 2010 to September 30, 2010.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$886,372	$804,793	$2,897,288	$2,382,737

Net loss	(274,557)	(377,344)	(949,679)	(1,115,173)

Loss per share of common stock	(0.02)	(0.02)	(0.06)	(0.07)

Basic and Diluted	17,127,539	16,595,842	17,127,539	16,196,338

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

Data Storage Corporation derives its revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one of DSC’s four data centers; email storage and archival; email compliance solutions for e-discovery; off site data back up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both Florida and Massachusetts, totaling four data centers providing clients with data replication and redundant data protection in specific applications.

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

Results of Operations

Three and Nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009

Net sales.  Net sales for the three months ended September 30, 2010 were $886,372, an increase of $736,490, or 491.4% compared to $149,882 for the three months ended September 30, 2009, and for the nine months ended September 30, 2010 were $1,643,597 an increase of $1,213,308, or 281.9%, compared to $430,289 for the nine months ended September 30, 2009. The increase in sales is primarily attributable to the addition of equipment sales and the addition of sales from the acquisition of SafeData,LLC.

Cost of sales.   For the three months ended September 30, 2010, cost of sales increased $330,588 to $446,991 from $116,403 for the three months ended September 30, 2009 and for the nine months ended September 30, 2010, cost of sales increased $627,506 to $956,070 from $328,564 for the nine months ended September 30, 2009. The increase in cost of sales is primarily attributable to the corresponding increase in sales for the three and nine months ended September 30, 2010. The Company's gross margin increased to 49.6% for the three months ended September 30, 2010 as compared to 22.3% for the three months ended September 30, 2009 and the Company's gross margin increased to 41.8% for the nine months ended September 30, 2010 as compared to 23.6% for the nine months ended September 30, 2009. The increase is gross profit for the three and nine month period ended September 30, 2010 is primarily attributable to the addition of sales of SafeData services at higher margins in addition to the increase of data backup services against fixed costs resulting in higher margins.

Operating Expenses.  For the three months ended September 30, 2010 operating expenses were $616,305, an increase of $327,831 as compared to $288,474 for the three months ended September 30, 2009 and for the nine months ended September 30, 2010 operating expenses were $1,309,579 an increase of $422,974, as compared to $886,605 for the nine months ended September 30, 2009. The majority of the net increase in operating expenses for the three months ended September 30, 2010 is a result of increases in professional fees, salaries and depreciation and amortization expense.  Salary expense for the three months ended September 30, 2010 was $168,907 an increase of $50,253 from $118,654 for the three months ended September 30, 2009, professional fees for the three months ended September 30, 2010 were $206,128 an increase of $153,134 from $52,994 for the three months ended September 30, 2009 and depreciation and amortization expense for the three months ended September 30, 2010 was $57,557 an increase of $54,431 from $3,126 for the three months ended September 30, 2009.  The majority of the net increase in operating expenses for the nine months ended September 30, 2010 is a result of increases in professional fees, rent and depreciation and amortization expense.  Rent expense for the nine months ended September 30, 2010 was $78,152 an increase of $44,872 from $33,281 for the three months ended September 30, 2009, professional fees for the nine months ended September 30, 2010 were $450,954 an increase of $294,963 from $155,991 for the nine months ended September 30, 2009 and depreciation and amortization expense for the nine months ended September 30, 2010 was $85,560 an increase of $73,675 from $11,885 for the three months ended September 30, 2009.  Additional expenses are primarily related to the acquisition of SafeData during the nine months ended September 30, 2010.

Interest Expense.  Interest expense for the three months ended September 30, 2010 increased to $97,634 from $958 for the three months ended September 30, 2009 and interest expense for the nine months ended September 30, 2010 increased to $117,345 from $3,392 for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010 and September 30, 2009, interest expense was primarily the result of convertible debt that was issued in connection with the acquisition of SafeData. In addition to recording interest on the face of the debt, the Company is required to record additional interest related to the warrants issued in connection with the debt financing as well as an amount calculated to approximate the beneficial conversion option of the debt.

Net Income (Loss).  Net loss for the three months ended September 30, 2010 was $274,558 an increase of $18,607 as compared to net loss of $255,951 for the three months ended September 30, 2009.  The net loss for the nine months ended September 30, 2010 was $739,397 a decrease of $48,686 as compared to net loss of $788,083 for the nine months ended September 30, 2009.

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

During the nine months ended September 30, 20010 the company’s cash increased $1,210 to $29,370 from $28,160 at December 31, 2009. Net cash of $128,458was used in the Company’s operating activities and cash of $1,267,191 was used in investing activities, primarily for the acquisition of the net assets of SafeData, LLC. Cash of $1,396,860 was provided by the company’s financing activities, the majority of the financing was from the issuance of convertible debt and stock.

The Company's working capital was ($2,107,167) at September 30, 2010, decreasing $1,937,446     from ($169,721) at December 31, 2009. The decrease is primarily due to Leases payable, loan payable and deferred revenue recorded in connection with the acquisition of the net assets of SafeData.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2010.

Item 4. Removed and Reserved.

Item 5. Other Information

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

DATA STORAGE CORPORATION

Date: November 15, 2010	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer, Chief Financial Officer Principal Financial Officer

-14