Form 10-K
period 2010-12-31
Data Storage Corp
filed 2011-04-15
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Registrant’s telephone number, including area code: (212) 564-4922

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐   No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405)  is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                   ☐                          Accelerated filer                                                      ☐
Non-accelerated filer                                                     ☐                          Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2010: $2,514,340

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010, was $3,083,421

Number of shares of the registrant’s common stock outstanding as of April 13, 2010 was:

Number of Shares
Common Stock	21,674,033
Preferred Stock	1,401,786

Transitional Small Business Disclosure Format: Yes ☐  No ☐

Data Storage Corporation
Table of Contents

PART I	2
ITEM 1. DESCRIPTION OF BUSINESS	2
Corporate History	2
Overview of Data Storage Corporation & Industry	2
Description of Data Storage Corporation’s Business	3
Data Storage Corporation’s Services and Solutions	4
Professional Services	7
Competition	8
Principal Competitors by Service Sector	8
ITEM 1A. RISK FACTORS	8
ITEM 1B. UNRESOLVED STAFF COMMENTS	8
ITEM 2. DESCRIPTION OF PROPERTY	9
ITEM 3. LEGAL PROCEEDINGS	9
ITEM 4. (REMOVED AND RESERVED)	9

PART II	9
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9
No Public Market for Common Stock	9
Holders of Our Common Stock	9
Stock Option Grants	9
Registration Rights	9
ITEM 6. SELECTED FINANCIAL DATA	9
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	9
Company Overview	9
Results of Operation	10
Critical Accounting Policies	11
Off Balance Sheet Transactions	11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	11
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	11-30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 9A. CONTROLS AND PROCEDURES	31

PART III	30
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	32
ITEM 11. EXECUTIVE COMPENSATION	38
Summary Compensation Table	38
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	39
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE	39
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	39

PART IV	38
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	41
SIGNATURES	42

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

CORPORATE HISTORY

Data Storage Corporation, a leader in Hybrid Cloud solutions and services is the result of several transactions: a share exchange with Euro Trend Inc. Incorporated on March 27, 2007 under the laws of the State of Nevada; Ownership of DSC incorporated in 2001; and an Asset Acquisition of SafeData in 2010. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders, a Cloud Storage and SaaS organization, providing services for Disaster Recovery. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, namely, AS400 and iSeries users under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, wepaid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.

The result of which positions Data Storage Corporation as a leader in Cloud Storage and Computing specializing in this underserved nichéwith over a 330% increase in revenue and a 38% increase in Gross Profit from 2009 to 2010.

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:  The Hybrid Cloud

Data Storage Corporation (DSC) is a provider of Hybrid Cloud solutions on a subscription basis in the USA and Canada focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their objectives.  Through our four data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients in saving time and money, gain more control of and better access to data and enable the highest level of security for that data.  The company’s solutions include: offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services.  Headquartered in Garden City, N.Y., we offer solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries by leveraging leading technologies, such as virtualization, cloud computing and cloud storage.

Our Continuing Strategy set forth in 2009:

Data Storage Corporation derives revenues from Professional Services and Subscription Services that provide businesses, education, government and healthcare protection of critical electronic data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010 we expanded our solutions based on the asset acquisition of SafeData. We have expanded our solutions based on the expertise of the SafeData acquisition which is a leader in supporting disaster recovery and business continuity solutions to the IBM mid-range user group. We provide excellent value to this underserved market assisting clients in meeting their expectations.  We have equipment for cloud storage and cloud computing in our centers in MA, RI, NY, and FL. We deliver our services over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and Disaster Recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Data Storage Corporation is in the position today to leverage our infrastructure, data center and equipment capacity and leadership team to grow revenue to significant levels by acquisitions of synergetic data protection and cloud storage businesses that provide data vaulting and cloud recovery services, disaster recovery and business continuity solutions, store data for future access for e-discoveryand infrastructure as a service (IaaS). DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio, expand our management and increase our cash flow.

Our objective is to reduce costs through economies of scale while increasing market share and consolidating efforts. We believe that through a strategy of increasing our direct sales force and partnership program a significant opportunity exists to acquire synergistic services providers.  In some form or another over 4,000 service providers exist today, providing DSC with ample acquisition targets. Initial acquisitions will be derived from companies that offer similar services to Data Storage as greater economies of scale can be realized using this strategy thereby improving net income

Our Acquisition Strategy:

We believe that the opportunity exists today to acquire and roll-up customer bases of cloud storage companies in this fractionized industry. This strategy will enable Data Storage Corporation to create a national presence as the premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

The marketplace exists today for companies that provide professional services that specializing in Disaster Recovery and Business Continuity.  These companies are segmented into systems integrators that have added data protection services as an additional product line adding to their bundle of services and products, focused on smaller clients, less than 1,500 employees which are 85% of all businesses in the USA. A few very large professional services providers such as IBM and SunGard focus on the enterprise level organizations greater than 1,500 employees, therefore leaving small and medium size organizations under-served for top level professional services for Disaster Recovery solutions under DSC’s professional services umbrella utilizing a Cloud strategy.

DESCRIPTION OF SERVICES AND SOLUTIONS:

Data Storage Corporation (DSC) delivers and supports a broad range of premium cloud-based solutions focusing on data protection and recovery services utilizing High Availability with Hosted Replication, Data Storage, Data Backup and Data Recovery.

OVERVIEW:

Data Storage Corporation (DSC) is a provider of Hybrid Cloud solutions on a subscription basis and professional services in the USA and Canada focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and, recover and restore data within their recovery objectives. Through our four data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients save time and money, gain more control of and better access to data and enable the highest level of security for that data.  The company’s solutions include: offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services. We offer solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education and government by leveraging leading technologies, such as systems virtualization, cloud computing and cloud storage, professional and managed services.

SERVICES AND SOLUTIONS:

Data Storage Corporation has become a leader in High Availability and Virtual Disaster Recovery of the IBM Mid RangePower Systems (AS400 / iSeries).  Our overall core competencies within the cloud are the following: Data Vaulting, Virtual Disaster Recovery and High Availability using Cloud Storage, Recovery and Computing Subscription Solutions.

Hosted Replication Delivers Access to Data Within Minutes

When businesses think about protecting mission-critical systems, they may think they cannot afford to implement a high availability solution.  However, when they consider the importance of keeping their data available, the question becomes, Can they afford not to?

With our cloud-based high availability services (SafeData HA), businesses finally have cost-effective access to best-in-class replication technologies for organizations of all sizes, operating in IBM iSeries/AS400, MS Windows, UNIX, Linux and AIX environments.

For a monthly subscription fee and long term contract, Data Storage creates and maintains a mirror of client’s mission-critical systems and data.  We assist to ensure that a business is “switch ready.” So whether they experience a power outage, face a natural disaster, or simply fall victim to human error, the business will not miss a beat.

SafeData High Availability (SafeData HA)

For those companies that have recovery time objectives of 15 minutes or less, DSC’s SafeData HA meets the high availability demands of their businesses.  Combining best-of-breed technologies from the industry’s leading developers, SafeData HA is the company’s subscription-based high availability offering.  For a monthly subscription fee, DSC creates and maintains a mirror of its clients’ mission-critical systems and data at a secure off-site data center ensuring their business is “switch ready”.  During either planned or unplanned downtime, SafeData HA provides a switchable “mirror” of a company’s data and applications guaranteeing availability in 15 minutes or less.

SafeData HA is available for the IBM System i, UNIX, AIX and Windows operating systems.  Products on each platform share the same architecture, but use a different middleware product designed and priced for the platform’s specific operating system.  SafeData HA provides real-time system replication using standard Internet protocol.  It is replicated to a server in DSC’s data centers.

In the event of an outage, the DSC system becomes the production system.  When the client’s production system is again operational, the DSC server updates the client’s system with any new data.  When downtime is planned, the customer can switch to the DSC server and run its production applications.

Benefits of DSC’s SafeData HA include:
• Data and application availability in 15 minutes or less
• Cost-effective
• Easy to implement and manage
• Reliable backup and recovery

SafeData Recovery (SafeData DR)

Organizations may not require real-time recovery.  For those with recovery time objectives of 10 hours or less running in an IBM System i environment, DSC’s SafeData DR subscription-based service is a viable option requiring no initial capital expenditure. Leveraging electronic vaulting technology, SafeData DR is an online backup and recovery service that gives organizations remote access to mirrored data and a full functioning recovery system within hours of a disruption.
SafeData DR instantly transfers data off-site to one of DSC’s secure data centers.  All data is encrypted prior to transmission and remains encrypted “in-flight” and “at rest” to ensure protection and to meet today’s compliance standards.

Benefits of DSC’s SafeData DR for IBM System I (iSeries, AS400):
• Fast recovery times (in hours, not days)
• No tapes to get lost or damaged
• Virtual recovery that fully protects your iSeries investment
• Eliminate data recovery burden on IT resources

SafeData Virtual Recovery for Windows (SafeData VDR)

Data Storage Corporation’s SafeData VDR solution provides the same recovery benefits as SafeData DR for the IBM System i platform, but for MS Windows environments.

In the event of a disruption or disaster, clients have remote connectivity to a fully functioning Windows system (virtual machine) complete with their backed up data and applications.

Benefits of DSC’s SafeData VDR for Windows Recovery:
• Fast recovery times (in hours, not days)
• No tapes to get lost or damaged
• Virtual recovery that fully protects your Windows investment
• Eliminate data recovery burden on IT resources

SafeData Vault for Backup, Recovery & Archiving (offsite, remote, and local-only)

Data Storage Corporation offers a fully automated service designed to reduce the overall costs associated with backup and recovery of application and file servers that enables organizations to centralize and streamline their data protection process. Business-critical data can be backed up any time, while servers are up and running.

The essence of data backup is simply the scheduled movement of “point-in-time” snapshots of data across a network to a remote location.  DSC’s disk-to-disk backup and recovery solution is reliable and easy-to-use.  As part of this service, DSC offers Continuous Data Protection (CDP), delta block processing, data de-duplication and large volume protection.

DSC’s SafeData Vault has significant advantages over traditional backup software:
• Immediate off-site backup
• Reduced backup windows
• Elimination of tape management issues
• Minimized costs associated with distributed backups
• Elimination of human intervention
• Encryption of all backed up data
• Optimized bandwidth

Features and Benefits:
• Simple to grow – Simple to manage
• Reduces operational overhead while freeing up staff to focus on higher priority tasks.
•  Agent-less – No agents to install on any machine (Some limitations apply to MS Exchange, GroupWise, Lotus Notes and MS SharePoint).
• De-duplication and compression technology provides cost reduction for stored data.
• Backed up data can be archived for long term storage.
• Local Restore option from an on premise server (restore at LAN speeds), while backing up online
• Always secure with 256-bit AES encryption.
• Centralized management interface, email or SNMP alerts, extensive logging and reporting for audits and verification.
• Tape-less – Disk to Disk – No more manual handling of tapes.
• Minimize backup windows leveraging “incremental forever” technology
• Continuous Data Protection for email and data files.
• Customizable retention policies and software parameters.

Benefits and Features of DSC solutions:

Data Archiving – Lifecycle Management
Backup data must be managed throughout its life cycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (RTO). The Archive offers policy-based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. It creates restorable point-in-time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction.  All of an enterprise's data can be placed into one of two categories. Critical information is that which is needed for day-to-day operations and resides in the system's primary storage for fast access. Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite

Continuous Data Protection (CDP)
What if a database is corrupted in the middle of the workday?  As data continually mounts in today’s fast paced business environment, organizations need to protect their systems on an ongoing basis, or risk losing mission-critical data, information, and transactions, as well as associated business revenue. CDP solutions employ sophisticated I/O, CPU, and network throttling to achieve efficiency and reliability. Moreover, to protect against connectivity failures and interruptions, CDP features an auto resume mechanism that sustains replication and adapts according to the environment to achieve optimal and predictable performance.

Our technology will identify and propagate only that sector of data to the DR site, effectively reducing bandwidth and storage consumption.  CDP also employs data compression and encryption to maximize network bandwidth utilization and ensure end-to-end security between the primary and DR site.

Microsoft Exchange
Ensure business-critical e-mail data is protected against application or hardware-based corruption or loss, user error, or a natural disaster with our solution.  Designed with ease of use in mind, our solution provides Exchange Server 2000/2003/2007 complete protection down to the individual mailbox or even an individual mail message

Off-Site Backup Services
We provide online backup services that transfer your information over the Internet or on a dedicated private circuit to our secure company owned off-site storage location. Our online backup service provides the most advanced data protection solution for small and medium businesses. Our service turns an ordinary server into a powerful and fully automated network backup device.

PROFESSIONAL SERVICES

OVERVIEW:
Data Storage Corporation's Professional Service offers a proven, comprehensive selection of professional services designed to assist in fully leveraging the value of the client investment in Information Systems Performance Management.

OUR STRATEGY:
Professional Services include the three most critical areas of service -deployment, performance and best practices. Specific services are available for end to end IT and infrastructure assessments to design build engagements. Our services, can be easily customized to fit IT and business requirements. Our consultants are experts in many technology disciplines and will provide a wealth of knowledge, tools, skills and expertise.

SERVICES:
Data Storage Corporation’s Professional Services for planning, design, deployment, performance and best practices can help speed time to value and increase ROJ for the DSC investment:

	Staffing

	Gap Analysis

	Systems Integration and Design

	Technology Assessments

	Managed Services

	Technology Deployment

	Network, Systems and broadband engineering consulting

	Server farm virtualization analysis, design and implementation

BENEFITS TO OUR CLIENTS:

	Develop a robust road map via DSC’s audit services to increase efficiencies and develop pragmatic action plans to meet any business goal.

	Accelerate deployment through proven procedures and deep technology expertise.

	Maximize performance with proactive audit and analysis, backed by fast problem response.

	Leverage best practices that include DSC’s proprietary processes and intellectual capital gathered from numerous successful engagements.

	Speed time to value with DSC’s tools, procedures and assistance.

	Minimize risk by adopting a proactive service management approach.

COMPETITION

High Availability and Virtual Disaster Recovery Services:

The following vendors are competition to DSC within this service offering: HP Services, IBM Business Continuity and Recovery Services, and SunGard.  Recently these companies have expanded into data vaulting to target the smaller client base opportunity.

Data Vaulting:

a)	Information Management and Protection Vendors: Vendors include EMC, i365, Symantec and CommVault.
b)	Specialized Vendors: Venyu, which focuses on SMBs in the US.
c)
Technology Providers / Service providers.  OEM-focused vendors may or may not be service providers, but they have access to a large business based on licensing their technology to other vendors.  This includes vendors such as CommVault and i365.  Symantec acquired online backup provider SwapDrive. i365, A Seagate Company, acquired EVault in January 2007, renaming it i365.  Connected Backup has an established enterprise customer base.  IBM Global Technology Services acquired Arsenal Digital Solutions in 2007, adding a range of Online backup services to its portfolio and rebranding it IBM Information Protection Services to Managed Data Vault.   Venyu offers two online backup and recovery services: AmeriVault-AV and AmeriVault-EV.  Its services protect PCs and servers, and while it focuses mostly on SMBs, it can also support Enterprises.

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

ITEM 4.       (REMOVED AND RESERVED)

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 LIMITED PUBLIC MARKET FOR COMMON STOCK
 A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol DTST.  Minimal trading occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. The company has conducted private stockholder sales to qualified investors for $2.2 million dollars over the last two years.

Year ended	Low Price	High Price

December 31, 2010	$0.01	$0.25

HOLDERS OF OUR COMMON STOCK
As March 17, 2011, we had 35 record holders of our Common Stock.

STOCK OPTION GRANTS
During the year ended December 31, 2010 the company issued 1,013,668 Common Stock Options and 3,014,438 in Common Stock Warrants with the Convertible Debt.

REGISTRATION RIGHTS
We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.       SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

COMPANY OVERVIEW
Data Storage Corpoation (DSC) is a provider of Hybrid Cloud solutions on a subscription basis in the USA and Canada and Professional Services focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their objectives.  Through our four data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients save time and money, gain more control of and better access to data and enable the highest level of security for that data.

Headquartered in Garden City, N.Y., we offer solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries by leveraging leading technologies, such as virtualization, cloud computing and cloud storage.

Data Storage Corporation derives its revenues from the sale and subscription of services and solutions that provide businesses protection of critical electronic data. The company’s solutions include: offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services. The Company has equipment in four Technical Centers: Westbury, New York; Fort Lauderdale, Florida; Boston, MA and Warwick, RI.

We service customers from our New York and Rhode Island premises which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. Our mission is to provide a high level of service to organizations that need to ensure their data is intact and available upon demand.

Data Storage varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATION
Year ended December 31, 2010 as compared to December 31, 2009

Net Sales.  Net sales for the year ended December 31, 2010 were $2,514,340, an increase of $1,929,055, or 329.6%, compared to $585,285 for the year ended December 31, 2009. The increase in sales is primarily attributable to our increased capacity in data backup and managed services with the acquisition of SafeData.

Cost of Sales. For the year ended December 31, 2010, cost of sales was $1,583,459, an increase of $1,123,656 from $459,803 for the year ended December 31, 2009.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin increased to 37.0 % for the year ended December 31, 2010 as compared to 21.4% for the year ended December 31, 2009.  In connection with the acquisition, the Company was able to offer a broader spectrum of data backup and managed services at higher margins which increased overall margins over last year.

Operating Expenses.  For the year ended December 31, 2010 operating expenses were $2,295,753, an increase of $1,124,850 as compared to $1,170,903 for the year ended December 31, 2009. The majority of the increase in operating expenses for the year ended December 31, 2010 is a result of increased professional fees, amortization and commission expense in connection with the acquisition of SafeData.Professional fees increased $311,144 to $527,294 as compared to $216,150 for the year ended December 31, 2009. Amortization expense increased $116,646 to $125,911 as compared to $11,088 for the year ended December 31, 2009. Commission expense increased $78,675 to $120,161 as compared to $41,486 for the year ended December 31, 2009.

Interest Expense.  Interest expense for the year ended December 31, 2010 increased $302,995 to $307,981 from $4,986 for the year ended December 31, 2009. For the year ended December 31, 2010, interest expense was primarily related to the issuance of convertible debt and the related interest and amortization of debt discount. For the year ended December 31, 2009, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Impairment of intangible asset.  For the year ended December 31, 2010, the company determined that the intangible asset related to the NovaStor customer list was permanently impaired and wrote off the unamortized balance of $126,130.

Net Loss.  Net loss for the year ended December 31, 2010 was ($1,798,981) an increase of $748,766 as compared to net loss of ($1,050,215) for the year ended December 31, 2009.

Liquidity and Capital Resources
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the company stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  In 2011 we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the year ended December 31, 2010 the company’s cash increased $22,235 to $50,395 from $28,160 at December 31, 2009. Net cash of $22,548 was used in the Company’s operating activities and cash of $1,266,200 was used in investing activities, primarily for the acquisition of the net assets of SafeData, LLC. Net cash of $1,310,983 was provided by the company’s financing activities, $1,300,000 of the financing was from the issuance of convertible debt and stock, offset by $224,260 in payment of capital lease obligations.

The Company's working capital was ($2,543,851) at December 31, 2010, decreasing $2,374,130 from ($169,721) at December 31, 2009. The decrease is primarily due to accounts payable, leases payable, loan payable and deferred revenue recorded in connection with the acquisition of the net assets of SafeData.

CRITICAL ACCOUNTING POLICIES
Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Data Storage Corporation

We have audited the accompanying balance sheets of Data Storage Corporation as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for each of the years then ended. Data Storage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2011

DATA STORAGE CORPORATION AND SUBSIDIARY
BALANCE SHEETS	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$50,395	$28,160
Accounts receivable (less allowance for doubtful
accounts of $17,000 in 2010 and $26,472 in 2009)	387,697	30,378
Deferred compensation	17,562	101,160
Prepaid expense	63,215	21,103
Total Current Assets	518,869	180,801

Property and Equipment:
Property and equipment	2,031,771	1,221,706
Less—Accumulated depreciation	(1,200,448)	(913,383)
Net Property and Equipment	831,323	308,323

Other Assets:
Goodwill	2,201,828	-
Deferred compensation	44,176	28,628
Other assets	18,652	11,760
Intangible Assets, net	1,169,404	135,931
Employee loan	23,000	23,000
Total Other Assets	3,457,060	199,319

Total Assets	4,807,252	688,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	1,070,036	82,698
Credit line payable	99,970	99,970
Due to related party	52,718	34,718
Dividend payable	125,000	75,000
Deferred revenue	461,724	36,869
Leases payable	325,934	-
Loans payable	122,251	-
Contingent consideration in SafeData acquisition	805,087	-
Total Current Liabilities	3,062,720	350,522

Deferred rental obligation	26,064	28,642
Due to officer	614,628	379,025
Loan payable long term	151,491	-
Leases payable long term	115,533	-
Convertible debt	18,928	-
Convertible debt – related parties	227,138	-
Total Long Term Liabilities	1,153,782	407,667
Total Liabilities	4,216,502	758,189

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 issued and outstanding in each period
Common stock, par value $0.001; 250,000,000 shares authorized;	17,861	13,670
17,127,541 and 13,670,399 shares issued and outstanding, respectively
Additional paid in capital	7,313,844	4,808,558
Accumulated deficit	(6,742,357)	(4,893,376)
Total Stockholders' Equity (Deficit)	590,750	(69,746)

Total Liabilities and Stockholders' Equity (Deficit)	$4,807,252	$688,443
The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Sales	$2,514,340	$585,285

Cost of sales	1,583,459	459,803

Gross Profit	930,881	125,482

Selling, general and administrative	2,295,753	1,170,903

Loss from Operations	(1,364,872)	(1,045,421)

Other Income (Expense)
Impairment of intangible asset	(126,130)	-
Interest income	2	192
Interest expense	(307,981)	(4,986)
Total Other (Expense)	(434,109)	(4,794)

Loss before provision for income taxes	(1,798,981)	(1,050,215)

Provision for income taxes	-	-

Net Loss	(1,798,981)	(1,050,215)

Preferred Stock Dividend	(50,000)	(50,000)

Net Loss Available to Common Stockholders	$(1,848,981)	$(1,100,215)

Loss per Share – Basic and Diluted	$(0.12)	$(0.08)

Weighted Average Number of Shares - Basic and Diluted	15,538,129	12,944,647

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,798,981)	$(1,050,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,976	131,361
Allowance for doubtful accounts	(9,742)	(18,058)
Stock based compensation	439,420	51,902
Amortization of debt discount	166,121	-
Deferred compensation	68,050	-
Impairment of intangible asset	126,130	-
Changes in Assets and Liabilities:
Accounts receivable	(91,101)	41,047
Prepaid expenses	(6,229)	(21,103)
Other assets	3,608	1,708
Accounts payable& accrued expenses	768,825	21,865
Deferred revenue	(117,048)	24,079
Deferred rent	(2,577)	28,642
Due to related party	18,000	16,718
Net Cash Used in Operating Activities	(22,548)	(772,054)

Cash Flows from Investing Activities:
Cash paid for equipment	(36,246)	(105,722)
Cash paid for customer list	-	(30,000)
Cash paid for acquisition of SafeData, LLC net assets	(1,229,954)	-
Net Cash Used in Investing Activities	(1,266,200)	(135,722)

Cash Flows from Financing Activities:
Issuance of convertible debt	1,000,000	-
Advances from officer	235,603	371,775
Repayments of capital lease obligations	(224,620)	-
Options exercised	-	100
Proceeds from the issuance of common stock	300,000	275,000
Net Cash Provided by Financing Activities	1,310,983	646,875

Increase in Cash and Cash Equivalents	22,235	(260,901)

Cash and Cash Equivalents, Beginning of Year	28,160	289,061

Cash and Cash Equivalents, End of Year	$50,395	$28,160

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$24,906	$4,986

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$50,000	$50,000

Issuance of capital stock in connection with acquisition of SafeData, LLC	$850,000	$-
Warrants issued with convertible debt	$920,056	$-

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 1, 2008	1,401,786	$1,402	12,473,214	$12,73	$4,352,966	$(3,796,161)	$573,680

Common Stock issued in private placement	-	-	82,185	842	274,158	-	275,000

Stock based compensation	-	-	350,000	350	181,339	-	181,689

Stock options exercised	-	-	5,000	5	95	-	100

Net loss	-	-	-	-	-	(1,050,215)	(1,050,215)

Preferred stock dividend	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2009	1,401,786	1,402	13,670,399	13,670	4,808,558	(4,893,376)	(69,746)

Common stock issued in private placement	-	-	600,000	600	299,400	-	300,000

Common stock issued in SafeData acquisition	-	-	2,428,572	2,429	847,571	-	850,000

Stock Compensation	-	-	1,062,857	1,063	370,937	-	372,000

Stock based compensation	-	-	-	-	67,421	-	67,421

Warrants issued with convertible debt	-	-	-	-	920,056	-	920,056

Stock Options exercised	-	-	98,505	99	(99)	-	-

Net loss						(1,798,981)	(1,798,981)

Preferred stock dividend	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2010	1,401,786	$1,402	17,860,331	$17,861	7,313,844	(6,742,357)	590,750

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 – Description of business, organization and other matters

Description of Business

Data Storage Corporation, (the “Company”) who provides Hybrid Cloud solutions and services is the result of several transactions: a share exchange with Euro Trend Inc. Incorporated on March 27, 2007 under the laws of the State of Nevada; Ownership of DSC incorporated in 2001; and an Asset Acquisition of SafeData in 2010. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders, a Cloud Storage and SaaS organization, providing services for Disaster Recovery. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, namely, AS400 and iSeries users under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, wepaid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.See also Note 11.

Data Storage Corporation was incorporated in Delaware on August 29, 2001. Data Storage Corporation is a provider of data backup services.  The Company specializes in secure disk-to-disk data backup and restoration solutions for disaster recovery, business continuity, and regulatory compliance.

Data Storage Corporation (DSC) is a provider of Hybrid Cloud solutions on a subscription basis in the USA and Canada and Professional Services focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their objectives.  Through our four data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients save time and money, gain more control of and better access to data and enable the highest level of security for that data.

Data Storage Corporation derives its revenues from the sale and subscription of services and solutions that provide businesses protection of critical electronic data. The company’s solutions include: offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services. The Company has equipment in four Technical Centers: Westbury, New York; Fort Lauderdale, Florida; Boston, MA and Warwick, RI.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2010, the Company has generated revenues of $2,514,340 but has incurred a net loss of $1,798,981. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and largest shareholder since inception as well as several Directors.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Data Storage Corporation, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

For the year ended December 31, 2010, the company had one customer that represented approximately 11% of sales; for the year end December 31, 2009 the company had two customers that represented 21% of sales.

Accounts Receivable/Allowance for Doubtful Accounts

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations. Accounts receivables are due within 30 days. The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience.  Clients are invoiced in advance for services as reflected in deferred revenue on the company’s balance sheet.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2010, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

Revenue Recognition

The Company’s revenues consist principally of cloud storage and cloud computing revenues, SaaS and IaaS. Storage revenues consist of monthly charges related to the storage of materials or data (generally on a per unit basis).  Sales are generally recorded in the month the service is provided.  For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Set up fees charged in connection with storage contracts are deferred and recognized on a straight line basis over the life of the contract.

 Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $70,211 and $30,399 for advertising costs for the years ended December 31, 2010 and 2009, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2010 include 3,225,865 warrants and 3,670,169 options.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2010	2009
Storage equipment	$1,613,259	$838,912
Website and software	169,833	166,933
Furniture and fixtures	22,837	22,837
Computer hardware and software	84,592	81,794
Data Center	141,250	111,230
	2,031,771	1,221,706
Less: Accumulated depreciation	1,200,448	913,383
Net property and equipment	$831,323	$308,323

Depreciation expense for the years ended December 31, 2010 and 2009 was $287,065 and $131,361, respectively.

Note 4- Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

	Estimated life in years	December 31, 2010
		Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5 - 15	854,178	190,690
Non-compete agreements	4	262,147	35,499

Total Intangible Assets		1,395,593	226,189

Total Goodwill and Intangible Assets		$3,897,421	$226,189

Scheduled amortization over the next five years as follows:

Twelve months ending December 31,
2011		$214,357
2012		214,356
2013		214,356
2014		178,858
2015		68,209
	Total	$890,136

Amortization expense for the year ended December 31, 2010 and 2009 were $125,911 and $14,186 respectively

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $41,590 through various dates in2011 and 2012. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-8% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2010	$512,564
Less amount representing interest	(71,097)
Total obligations under capital leases	441,467
Less current portion of obligations under capital leases	(325,934)
Long-term obligations under capital leases	$115,533

Long-term obligations under capital leases at December 31, 2010 mature as follows:

For the year ending December 31, 2011	$325,934
2012	84,804
2013	30,729

$441,467

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$773,819
Less: accumulated depreciation	163,734

$610,085

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2010, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2010, the Company owed $99,970 under this agreement.

Loan Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of December 31, 2010 is $273,743.

Total maturities of the long term debt are as follows:

For the twelve months ended December 31,
2011	$122,251
2012	139,604
2013	11,887

$273,742

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

Minimum obligations under these lease agreements are as follows:

Twelve Months Ending December 31,
2011	$131,367
2012	85,580
2013	78,259
2014	39,708

$334,914

Rent expense for the years ended December 31, 2010 and December 31, 2009 was $116,203 and $56,301 respectively.

 Note 7 – Convertible debt

Related parties

On May 21, 2010 the Company entered into a security purchase agreements with its Chief Executive Officer for $538,463 of convertible notes payable along with 1,623,159 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.

Unrelated parties

On May 21, 2010 the Company entered into two security purchase agreements with independent investors for $461,537 of convertible notes payable along with 1,391,278 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the year ended December 31, 2010 was $166,121.

Note 8 - Stockholders’ Equity

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

See Note 7 regarding the Convertible debt and warrants

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

Common Stock Options

During the year ended December 31, 2010 the Company issued 1,013,668 common stock options.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option PricePer Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2010	2,929,434	$.02 - .36	$0.093
Options Granted	1,013,668	0.31 – 0.36	0.35
Options Exercised	(103,505)	0.02	.02
Options Cancelled	(169,428)	0.32	0.32
Options Outstanding at December 31, 2010	3,670,169	.02 - .36	0.137

Options Exercisable at December 31, 2010	2,558,269	.02 - .36	0.137

Share-based compensation expense for options totaling $67,420 was recognized in our results for the year ended December 31, 2010 is based on awards vested. The options were valued at the grant date at $366,014.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with FASB ASC 718-10-10 Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009
Weighted average fair value of options granted	$0.35	$0.29
Risk-free interest rate	2.54 – 3.57%	3.07 - 3.85%
Volatility	77.45 – 117.62%	78.36 - 85%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of December 31, 2010, there was approximately $272,282 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

Common Stock Warrants

During the year ended December 31, 2010 the Company issued 3,014,438 common stock warrants with the convertible debt.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants PricePer Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2010	211,427	$.02	$.02
Warrants Granted	3,014,438	.01	.01
Warrants Exercised	-0-	-0-	-0-
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2010	3,225,865	0.01 – 0.02	.01

Warrants exercisable at December 31, 2010	3,225,865	0.01 – 0.02	.01

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2010 is set forth in the table below.

2010
Weighted average fair value of options granted	$.01
Risk-free interest rate	3.32%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

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

Conversion

The number of shares of Common Stock to which a share of Series A Preferred Stock may be converted shall be the product obtained by dividing the Original Issue Price of such share of Series A Preferred Stock by the then-effective Conversion Price (as defined below) for such share of Series A Preferred Stock. The conversion price for the Series A Preferred Stock shall initially be equal to $.39 and shall be adjusted from time to time.

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

Note 9 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

During the year ended December 31, 2010 the Chief Executive Officer advanced the Company $235,603. As of December 31, 2010 the Company owed the Chief Executive Officer $614,628. Since March 2010 no loans have been extended by the CEO. These advances bear no interest and have no stated terms of repayment.

Note 10 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2010	2009
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-
Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-
Total deferred tax benefit	-0-	-0-
Total tax provision (benefit)	$-0-	$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$(1,273,478)	$(554,286)
Less: valuation allowance	1,273,478	554,286
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forwards of approximately $3,183,696 and $2,165,106, respectively as of December 31, 2010.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2010, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2010.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2010	2009

Expected income tax benefit (loss) at statutory rate of 34%	$611,654	$346,661
State and local tax benefit, net of federal	107,538	61,175
Change in valuation account	(719,192)	(407,836)

Income tax expense (benefit)	$-0-	$-0-

Note 11 - Acquisition

On June 17, 2010, our wholly owned subsidiary Data Storage Corporation, a Delaware corporation (“Data Storage DE”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of SafeData’s assets. Data Storage DE and its parent Data Storage Corporation is hereinafter referred to as the “Company” or “Data Storage.”

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

Pursuant to the Agreement, the Company paid an aggregate purchase price for the Assets equal to $3,000,000 (the “Purchase Price”) with $2,000,000 paid in cash and $1,000,000 in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) valued at $0.35 per share or 2,857,142 shares of Common Stock. Upon Closing (as defined in the Agreement), a certain portion of the Purchase Price was deferred subject to certain holdback and contingency clauses contained in the Agreement.  Total price paid for SafeData Assets in the Acquisition was $3 million dollars.

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

Based on an independent appraisal, the Company allocated $1,280,627 of the excess purchase price to intangible assets with the balance of $2,201,828 assigned to Goodwill. The consolidated financial statements presented include the results of operations for SafeData for the period from June 17, 2010 to December 31, 2010.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	5 years
Non-compete agreements	4 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and SafeData, LLC as though the acquisition had occurred as of January 1, 2009. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operation results had the acquisition transaction occurred as of January 1, 2009.

	Year ended
	December 31,
	2010	2009

Revenues	$3,768,030	$1,594,651

Net loss	(1,861,031)	(1,076,069)

Loss per share of common stock	(0.11)	(0.06)

Basic and Diluted	17,127,541	18,128,809

Note 12 – Subsequent Events

On March 1, 2011, the company completed an equity raise of $1.5 million dollars with an independent investor.

Note 13 – Restatement of Previously Issued Financial Statements

On March 28, 2011, Management of Data Storage Corporation (the “Company”), after consulting with its independent registered public accounting firm, concluded that the Company’s previously issued financial statements included in its quarterly interim period report previously reported on Form 10-Q for the period ended September 30, 2010, should no longer be relied upon due to the discovery of the issuance of a stock grant that was omitted from the financial results for the third quarter in error.

The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms 10-Q for the period ended September 30, 2010.

	Restated 9-30-10	Adjustments	As Reported 9-30-10
BALANCE SHEET DATA
Equity
Common Stock	17,284	157	17,127
Additional Paid in Capital	6,940,447	54,843	6,885,604
Accumulated deficit	(5,725,274)	(55,000)	(5,670,274)
STATEMENT OF OPERATIONS
Operating expense
Selling, general and administrative	1,364,579	55,000	1,309,579
Net loss	(794,397)	55,000	(739,397)
CASH FLOW DATA
Net loss	(794,397)	(55,000)	(739,397)
Stock compensation	55,000	55,000	-
Net cash used in operating activities	(128,458)	-	(128,428)

Balance Sheet (unaudited)9-30-10

	Restated 9/30/09	Adjustments	Reported 9/30/09
Assets:
Current Assets:
Cash and cash equivalents	$29,370		$29,370
Accounts receivable, net	341,777		341,777
Deferred Compensation	9,285		9,285
Prepaid Expenses	58,302		58,302
Total Current Assets	438,734		438,734
Property and Equipment, net	942,546		942,546
Other Assets, net	3,614,446		3,614,446
Total Assets	4,995,726		4,995,726
Liabilities and stockholders’ equity (deficit)
Current Liabilities
Accounts payable and accrued expenses	648,263		648,263
Credit line payable	92,470		92,470
Due to related party	48,218		48,218
Dividend payable	112,500		112,500
Deferred revenue	464,117		464,117
Leases payable	353,537		353,537
Loans payable	62,989		62,989
Contingent consideration in SafeData acquisition	763,807		763,807
Total Current Liabilities	2,545,901		2,545,901
Deferred rental obligation	26,974		26,974
Due to officer	614,628		614,628
Loan payable long term	208,034		208,034
Leases payable long term	181,306		181,306
Contingent consideration in SafeData acquisition, long term	15,630		15,630
Convertible debt	169,394		169,394
Total liabilities	3,716,867		3,716,867
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding	1,402		1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 17,127,541 shares issued and outstanding	17,284	157	17,127
Additional paid in capital	6,940,447	54,843	6,885,604
Accumulated deficit	(5,670,274)	(55,000)	(5,670,274)
Total stockholders’ equity	1,223,859		1,223,859
Total liabilities and stockholders’ deficit	$4,995,726		$4,995,726

Statement of Operations – three and nine months ended 9-30-10 (unaudited)

	Three Months ended			Nine Months ended
	Restated 9/30/09	Adjustments	Reported 9/30/09	Restated 9/30/09	Adjustments	Reported 9/30/09

Sales	$886,372		$886,372	$1,643,597		$1,643,597
Cost of sales	446,991		446,991	956,070		956,070
Gross profit	439,381		439,381	687,527		687,527
Selling, general and administrative	671,305	55,000	616,305	1,364,579	55,000	1,309,579
Loss from operations	(231,924)		(176,924)	(677,052)		(622,052)
Interest expense	(97,634)		(97,634)	(117,345)		(117,345)
Loss before provision for income taxes	(329,558)		(274,558)	(794,397)		(739,397)
Provision for income taxes	-		-	-		-
Net Loss	(329,558)		(274,558)	(794,397)		(739,397)
Preferred stock dividend	(12,500)		(12,500)	(37,500)		(37,500)
Net loss available to Common Shareholders	$(342,058)		$(287,058)	$(831,897)		$(776,897)

Loss per share – basic and diluted	(0.02)		(0.02)	(0.05)		(0.05)
Weighted average number of shares – basic and diluted	17,149,297		17,127,539	15,092,803		15,085,524

Statement of cash flows nine months ended 9-30-10

	Restated 9/30/09	Adjustments	Reported 9/30/09

Net loss	$(794,937)	(55,000)	$(739,397)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246,706		246,706
Deferred compensation	98,839		98,839
Allowance for doubtful accounts	(9,742)		(9,742)
Amortization of debt discount	89,450		89,450
Stock based compensation	10,446		10,446
Stock compensation	55,000	55,000	-
Changes in assets and liabilities:
Accounts receivable	(45,181)		(45,181)
Other assets	5,880		5,880
Prepaid expenses	(1,317)		(1,317)
Accounts payable and accrued expenses	318,681		318,681
Deferred revenue	(114,655)		(114,655)
Deferred rent	(1,668)		(1,668)
Due to related party	13,500		13,500
Net cash used in operating activities	(128,458)		(128,458)

Cash flows from investing activities:
Cash paid for equipment	(37,237)		(37,237)
Acquisition of SafeData, LLC net assets	(1,229,954)		(1,229,954)
Net cash used in investing activities	(1,267,191)		(1,267,191)

Cash flows from financing activities
Capital stock issuance	300,000		300,000
Issuance of convertible debt	1,000,000		1,000,000
Advances from shareholder	235,603		235,603
Repayment of capital lease obligations	(131,243)		(131,243)
Repayment of line of credit	(7,500)		(7,500)
Net cash provided by financing activities	1,396,860		1,396,860

Increase in cash and cash equivalents	1,210		1,210

Cash and cash equivalents, beginning of period	28,160		28,160

Cash and cash equivalents, end of period	$29,370		$29,370

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2010, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2010, we did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

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

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the December 31, 2010. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	57	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board
Richard Rebetti Jr.	45	Director, Joined as COO in February 2011
Peter Briggs	52	Officer and VP
Matthew Grosso	47	Secretary, Treasurer and VP
John Argen	56	Director
Jan Burman	58	Director
Biagio Civale	75	Director
Joseph B. Hoffman	53	Director
Lawrence M. Maglione Jr.	49	Director
Lawrence Putterman	62	Director
Cliff Stein	53	Director

Charles M. Piluso, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board

Education

•	St. John's University Bachelor's Degree, 1976

•	Masters of Arts in Political Science and Public Administration, 1979

•	Masters of Business Administration, 1985

•	Instructor Professor, St. John's University, College of Business, 1986 through 1988

Profile

Prior to Data Storage Corporation, Mr. Piluso founded North American Telecommunication Corporation, a facilities based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company's Chairman and President from 1997 to 2000.

Between 1990 and 1997, Mr. Piluso served as Chairman& Founder of International Telecommunications Corporation, a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees with $170 million in revenues in 1997. The company had operations and agreements in many countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure, Mr. Piluso grew the company to the fifth largest facilities based international carrier in the USA within five years. Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation's Telephone Equipment Division.

Over the years, Mr. Piluso was promoted from sales to Sales Management, Marketing and Business Development in their Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service.

Currently, Mr. Piluso serves on the Board of Governors at Saint John’s University and the Board of Trustees of Molloy College.

Richard Rebetti, Director, Chief Operating Officer

Education

•	Bachelor of Science Degree in Finance

•	Masters of Business Administration in Management from City University of New York, Baruch College

•	Advanced Professional Certificate in Accounting from St. John's University, New York

Profile

Mr. Rebetti is the Chief Operating Officer of Data storage Corporation where he is responsible for managing the company’s day-to-day operations, as well as overseeing its marketing and information systems functions.

Mr. Rebetti has more than 20 years of operational management experience at technology and telecommunications organizations. Prior to joining DSC, Mr. Rebetti was the chief technology officer for STi Prepaid, LLC, an over $300 million division of Leucadia National Corp. and also held the position of COO for Telco Group Inc./STi Prepaid, Inc. During Mr. Rebetti’s nine years at STi he was part of a team that coordinated the integration of corporate acquisitions and was responsible for the launch of the company’s prepaid wireless division.

From 1997 to 2001, Mr. Rebetti was a co-founder of North American Telecommunications Corporation along with Mr. Piluso, a competitive local exchange carrier offering local, long distance and data services to small and medium size businesses. In this role, Mr. Rebetti was responsible for Systems and Technology, which included information systems, Internet services, service delivery, and operational support systems.

Before co-founding North American Telecommunications, Mr. Rebetti worked for RSL COM, U.S.A., Inc., formally International Telecommunications Corporation (ITC), which he co-founded with Mr. Piluso in 1990. During his first five years at ITC, he was responsible for setting up and managing the accounting, billing and M.I.S. departments. During his last 18 months at RSL COM, U.S.A., Inc., he coordinated the implementation of corporate acquisitions held the position of president of RSL Com PrimeCall, Inc., which was the enhanced services division of RSL COM, U.S.A., Inc. During his tenure as president of PrimeCall, annual revenue increased from $4,000,000 to $40,000,000.

Mr. Rebetti has a Bachelor of Science degree in finance and an Advanced Professional Certificate in accounting from St. John's University in New York, as well as a Master of Business Administration in management from City University of New York, Baruch College.

Peter Briggs, Executive Vice President

Education

•	B.S. in Business Administration from C.W. Post Campus of Long Island University

Profile

Mr. Briggs founded SafeData in 2005 realizing the growing HA need for replication and data recovery solutions for mid-sized businesses and experienced continual growth in both revenues and its customer base during its first five years. Prior to SafeData, Mr. Briggs was president and CEO of ADS, a company he founded and managed. With more than 20 years experience in the IBM mid-market, he led ADS to become one of the largest distributors of AS/400 servers in the New England market. Prior to ADS, Mr. Briggs held various sales and sales management roles for several IBM business partners where he had significant revenue responsibility.

Mr. Briggs earned a B.S. degree in business administration from the C.W. Post Campus of Long Island University. He has been awarded the Top Contributor Partner award from IBM and Partner of the Year from Lakeview Technology. He is also a member of the New England Disaster Recovery Exchange and Greater Providence Chamber of Commerce.

Matthew P. Grosso, Executive Vice President, Corporate Secretary and Treasure

Education

•	Bachelors of Science in Electrical Engineering from Manhattan College, Specializing in Digital Systems Design

Certifications

•	Cisco Certified Sales Expert, specializing in Unified Communications, Wireless and Security

•	EMC Proven Professional, Storage, Backup and Recovery

•	AT&T Sales, Marketing and Business Management (AT&T National Sales University)

Profile

Mr. Grosso has been a Managing Partner, VP, General Manager, Practice Manager and Sales Director for companies focused on technology consulting, systems integration and value-added product solutions. His 24 year professional career started with Blue-Chip AT&T and has been balanced between Technology, Business Development, Sales and Management. As an Executive VP at a Technology Consulting Startup, he successfully managed the Sales Channel and Vendor Partnership programs with Cisco and AT&T (among others) and, led the sales teams to consistent year-over-year growth. His company was the first international partner to obtain the contract rights with India Partner, Data Access, to offer VoIP phone service between India and the USA in 2002.

Some notable achievements have been the support and leadership on the service activation of many AT&T-lead Undersea Fiber Optic Cable systems in use today (TAT-9, TAT-10, TAT-11, Haw-5/PacRimEast, Taino-Caribe, etc.) as well as the Sales leadership and joint project management of the 1996 Centennial Olympic Games in Atlanta, where his AT&T team provided worldwide TV broadcast and News Media data transmission.

Mr. Grosso has built and managed sales and consultant teams focusing on Telecommunications, Data Communications and Network Hardware Integration, winning many awards for Sales Excellence and Channel Partner Leadership. He brings his diverse business, technical and leadership skills to Data Storage Corporation. As Executive VP, Corporate Secretary & Treasurer, he leads the Technical Operations Management team (including all Data Center Facilities), Product Management & Development, and, Corporate Technical Marketing.

John Argen, Director

Education

•	BPS in Finance from Pace University

•	2,000 hours of corporate sponsored education

Profile

Mr. Argen is a Business Consultant and Developer specializing in the information technology, telecommunications and construction industries. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms.

From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produce gross revenues exceeding 100 million dollars in 2000.

Mr. Argen has been a guest speaker at numerous corporate seminars and industry shows. He has been featured on NBC's "Business Now" which accredited his Technology Construction Management methodology as an innovative process for implementing high tech projects on time and within budget.

Prior to DCC Systems Mr. Argen held senior management positions at ITT/Metromedia (15 years) and was VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company (2 years). Throughout his corporate tenure he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. In a career that spans 30 years he has had full responsibility for technology related and construction projects worth over a billion dollars.

Mr. Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

Jan Burman, Director

Education

•	School of Management at Syracuse University, MBA

Profile

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

Biagio "Gino" Civale, Director

Education

•	University of Pisa

•	University of Florence

Profile

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

Joseph B. Hoffman, Director

Education

•	University of Maryland - B.S., cum laude, 1979

•	George Washington University Law School - J.D., with honors, 1982

Profile

Mr. Hoffman is a partner at Kelley Drye& Warren LLP in the firm’s Washington, D.C. office. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high-net-worth individuals.

Lawrence A. Maglione, Director

Education

•	Bachelor of Science Degree in Accountancy

•	Masters of Science Degree in Taxation

•	Certified Public Accountant (CPA)

Associations

•	New York State Society of CPAs

Profile

Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.

Mr. Maglione, a co-founder of Data Storage Corporation, LLC, is a financial management veteran with more than 24 years of experience. Prior to joining Data Storage Corporation, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.

At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenor (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation.

Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries.

Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy, a Masters of Science in Taxation and is a Certified Public Accountant.

Larry Putterman, Director

Education

•	Bachelor of Science Degree in Business Administration from the University of Denver

Profile

Mr. Putterman has more than 30 years of executive experience and specializes in taking businesses to the next level in sales and profitability. His expertise is in improving the efficiency of existing businesses, conceptualizing and implementing strategic plans for revenue growth and sustaining revenue in competitive markets.

In 2005 Mr. Putterman became the chairman and chief executive officer of SafeData, which was acquired by Data Storage Corporation in 2010. Prior to SafeData, he was the president and owner of American Sports Company and Pan American Sports Company in San Pedro de Macoris, Dominican Republic, for more than 20 years. With American Sports Company and Pan American Sports Company, Mr. Putterman started and became the largest independent contract manufacturer of men’s and women’s shoes and components in the Dominican Republic. He built a $25 million business with more than 1,000 manufacturing employees. Clients included Timberland, Sebago, Polo, LL Bean, Dexter and New Balance. Mr. Putterman honed his management skills as executive vice president and chief operating officer of Milton Shoe Company in Milton, Pa. and New York City, where he had P&L responsibility and was responsible for manufacturing and sales of this $35 million business.

Mr. Putterman is a member of the Central Susquehanna Valley Chamber of Commerce, a board member of the Susquehanna Investment Network and a former regional board member of Northern Central Bank.

Cliff Stein, Director

Education

•	Juris doctor Degree from University of Miami

•	Graduated with honors by American University with a Bachelor of Science in finance and accounting

Profile

Clifford Stein founded Savitar in 1988 as a real estate advisory company providing assistance to beleaguered lenders and financial institutions on their nonperforming real estate assets.

Mr. Stein has acted as an expert witness in countless litigation matters involving real estate transactions and has been appointed as a Receiver, Examiner, and Trustee in State and Federal Courts.

Mr. Stein is an attorney and a member of the Florida Bar Association since 1982. He received his Juris Doctor Degree from the University of Miami. He was graduated with honors by American University with Bachelor of Science Degrees in finance and accounting. From September 1982 through 1984, he served as a law clerk to the Honorable Joseph A. Gassen, U.S. Bankruptcy Judge for the Southern District of Florida. In 1988, Mr. Stein formed Savitar Realty Advisors, as a real estate advisory and management organization, whose clients were primarily financial institutions and government agencies. Savitar (or Cliff Stein) has been appointed Receiver, Examiner, or Trustee in numerous foreclosures or bankruptcies and has been retained as advisor to financial institutions in connection with their troubled assets or their intended acquisition of portfolios of troubled assets. Mr. Stein currently serves as Chairman and Chief Executive Officer of Savitar.

Mr. Stein served as a member of the Board of Directors of Cenvill Development, formerly a $500 million, publicly-traded real estate concern, having been appointed to the Board by the FDIC to represent its interest as the single-largest shareholder.

Mr. Stein was appointed in 1993 by the Governor of Florida to serve as a Commissioner on the Florida Real Estate Commission, which appointment was subsequently ratified by the Florida Senate. In January 1996, Mr. Stein was elected to be the Chairman of the Commission. Mr. Stein recently concluded his second and final term.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit and Compensation Committee

The Company does not have an independent audit committee but maintains an Audit and Compensation Committee composed of internal and independent directors.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 31, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Charles M. Piluso President, Chief Executive Officer and	2010	$11,310	0	200,000	5,000	0	0	0	$216,310
Director	2009	9,135	0	0	0	0	0	0	9,135

Jason Nocco	2010	$0	0	0	0	0	0	0	$0
Secretary	2009	113,720	0	0	0	0	0	0	113,720

Peter O’Brien President, Chief Executive Officer, Treasurer, and	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0
Secretary	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

 Employment Agreements

We have employment agreements with Peter Briggs an Officer of DSC.

Compensation of Directors

Directors receive stock options for serving on the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (3)
Charles M. Piluso	10,303,734	50%
Lawrence M. Maglione, Jr.	33,171	* %
Jan Burman	1,580,737	8%
Richard P. Rebetti, Jr.	8,171	* %
All Executive Officers and Directors as a group	11,925,813	58%

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

(3) Based upon 20,735,588 shares issued and outstanding as of April 15, 2011. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $74,000 and $33,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $3,000 and $3,000 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

DATA STORAGE CORPORATION

Dated April 15 , 2011	By:	/s/ Charles M. Piluso
President, Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title	Date

/s/Charles M. Piluso	President, Chief Executive Officer	April 15, 2011
Charles M. Piluso	Chief Financial Officer Principal Executive Officer Principal Accounting Officer