Form 10-Q
period 2011-03-31
Data Storage Corp
filed 2011-05-16
CIK 1419951

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DATA STORAGE CORPORATION
 (Exact name of registrant as specified in charter)

NEVADA	333-148167	98-0530147
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employee Identification No.)

401 Franklin Avenue
Garden City, N.Y.11530
 (Address of principal Executive offices)
 _______________

      (212) 564-4922
 (Registrant’s telephone number, including area code)

______________

Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reportingcompany” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

As of May16, 2011 21,501,111 shares of common stock, 0.001 par value were issued and outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

PART I – Financial Information
ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,081,493	$50,395
Accounts receivable (less allowance for doubtful
accounts of $24,500 in 2011 and $17,000 in 2010)	417,688	387,697
Deferred compensation	17,562	17,562
Prepaid expense	115,408	63,215
Total Current Assets	1,632,151	518,869

Property and Equipment:
Property and equipment	2,213,516	2,031,771
Less—Accumulated depreciation	(1,323,152)	(1,200,448)
Net Property and Equipment	890,364	831,323

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	32,246	44,176
Other assets	16,509	18,652
Intangible Assets, net	1,115,815	1,169,404
Employee loan	23,000	23,000
Total Other Assets	3,389,398	3,457,060

Total Assets	5,911,913	4,807,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	768,539	1,070,036
Credit line payable	99,970	99,970
Due to related party	57,218	52,718
Dividend payable	125,000	125,000
Deferred revenue	604,031	461,724
Leases payable	309,688	325,934
Loans payable	90,020	122,251
Contingent consideration in SafeData acquisition	801,511	805,087
Total Current Liabilities	2,855,977	3,062,720

Deferred rental obligation	25,157	26,065
Due to officer	614,628	614,628
Loan payable long term	151,491	151,491
Leases payable long term	249,170	115,533
Convertible debt	24,826	18,928
Convertible debt – related parties	297,911	227,138
Total Long Term Liabilities	1,363,183	1,153,782
Total Liabilities	4,219,160	4,216,502

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 issued and outstanding in each period
Common stock, par value $0.001; 250,000,000 shares authorized;	21,500	17,861
21,501,111 and 17,860,334 shares issued and outstanding, respectively
Additional paid in capital	8,826,183	7,313,844
Accumulated deficit	(7,156,332)	(6,742,357)
Total Stockholders' Equity (Deficit)	1,692,753	590,750

Total Liabilities and Stockholders' Equity (Deficit)	$5,911,913	$4,807,252
The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Sales	$872,155	243,692

Cost of sales	575,322	164,320

Gross Profit	296,833	79,373

Selling, general and administrative	577,475	275,007

Loss from Operations	(280,642)	(195,635)

Other Income (Expense)
Interest income	520	-
Interest expense	(121,353)	(1,357)
Total Other (Expense)	(120,833)	(1,357)

Loss before provision for income taxes	(401,475)	(196,992)

Provision for income taxes	-	-

Net Loss	(401,475)	(196,992)

Preferred Stock Dividend	(12,500)	(12,500)

Net Loss Available to Common Shareholders	$(413,975)	(209,492)

Loss per Share – Basic and Diluted	$(0.02)	(0.02)
Weighted Average Number of Shares - Basic and Diluted	18,467,130	13,670,399

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(401,475)	$(196,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,293	32,356
Allowance for doubtful accounts	-	(9,742)
Stock based compensation	15,980	3,482
Amortization of debt discount	76,671	-
Deferred compensation	11,930	32,946
Changes in Assets and Liabilities:
Accounts receivable	(29,991)	(47,511)
Inventory	-	6,500
Prepaid expenses	(6,443)	-
Other assets	2,145	(3,408)
Accounts payable & accrued expenses	(338,298)	14,024
Deferred revenue	142,307	(25,298)
Deferred rent	(908)	(3,092)
Due to related party	4,500	4,500
Net Cash Used in Operating Activities	(347,289)	(189,672)

Cash Flows from Investing Activities:
Disposal of equipment	-	2,705
Net Cash Provided by Investing Activities	-	2,705

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,500,000	-
Advances from officer	-	224,193
Repayments of capital lease obligations	(85,806)	-
Repayments of loan obligations	(35,807)	-
Net Cash Provided by Financing Activities	1,378,387	224,193

Increase in Cash and Cash Equivalents	1,031,098	37,226

Cash and Cash Equivalents, Beginning of Period	50,395	28,061

Cash and Cash Equivalents, End of Period	$1,081,493	$65,386

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$12,130	$1,357

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$12,500	$12,500

Investment in additional equipment under capital lease	$181,746	$-

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation, (the “Company”) provides Hybrid Cloud solutions and services as the result of several transactions: a share exchange with Euro Trend Inc. incorporated on March 27, 2007 under the laws of the State of Nevada; Ownership of DSC incorporated in 2001; and an Asset Acquisition from SafeData LLC in 2010. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders, a Cloud Storage and SaaS organization, providing services for Disaster Recovery. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, namely, AS400 and iSeries users under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, wepaid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three monthsended March 31, 2011, the Company has generated revenues of $872,155 but has incurred a net loss of $401,475. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the CEO and largest shareholder since inception as well as several Directors. It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Interim Financial Statements

The interim consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Data Storage Corporation in its Annual Report.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2011 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore are not included in the calculation. Potentially dilutive securities at March 31, 2011 include 3,670,169 options and 3,225,865 warrants.

Concentrations

For the three months ended March 31, 2011 the company had one customer that represented approximately 16.29% of sales and for the three months ended March 31, 2010, had two customers that represented approximately 35% of sales.

Note 3 – Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2011	2010
Storage equipment	$1,795,005	$1,613,259
Website and software	169,833	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	84,591	84,592
Data Center	141,250	141,250
	2,213,516	2,031,771
Less: Accumulated depreciation	1,323,152	1,200,448
Net property and equipment	$890,364	$831,323

Depreciation expense for the three months ended March 31, 2011 and 2010 was $122,704 and $29,906, respectively.

Note 4 – Goodwill and Intangible Assets
Goodwill and Intangible assets consisted of the following:

	Estimated life in years	March 31, 2011
		Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5 - 15	854,178	227,895
Non-compete agreements	4	262,147	51,883

Total Intangible Assets		1,395,593	279,778

Total Goodwill and Intangible Assets		$3,597,421	$279,778

Scheduled amortization over the next five years as follows:

Twelve months ending March 31,
2012		$214,356
2013		214,357
2014		214,357
2015		193,477
	Total	$836,547

Amortization expense for the three monthsended March 31, 2011 and 2010was $53,589 and $2,450, respectively.

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of Safe Data. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc and IBM with combined monthly installments of $31,357 through various dates in 2011, 2012 and 2013. The leases are secured with the computer equipment. Interest rates on capitalized leases vary from 6%-8% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2011	$592,518
Less amount representing interest	(33,660)
Total obligations under capital leases	558,858
Less current portion of obligations under capital leases	(309,688)
Long-term obligations under capital leases	$249,170

Long-term obligations under capital leases at March 31, 2011 mature as follows:

For the period ending March 31,
2012	$309,688
2013	211,600
2014	37,570

$558,858

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$548,278
Less: accumulated depreciation	(107,847)

$440,431

Note 6 – Commitments and contingencies

Note Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement ofpast due balances owed by Safe Data related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013.The note payable balance as of March 31, 2011 is $241,511.

Total maturities of the long term debt are as follows:

For the period ended March 31,
2012	$90,020
2013	151,491

$241,511

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

Minimum obligations under these lease agreements are as follows:

Period Ending March 31,:
2012	$127,112
2013	76,541
2014	78,838
2015	19,854

$302,345

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center. The rent expense for the data center is $1,500 per month.

As of March 31, 2011the Company owed the Chief Executive Officer $614,628. These advances bear no interest and have no stated terms of repayment. No advances were made during the three months ended March 31, 2011.

Note 8 - Stockholders’ Equity

During the three months ended March 31, 2011 the Company did not issue any common stock options.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option PricePer Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2011	3,670,169	$.02 - .36	$0.137
Options Granted	-	-	-
Options Exercised	-	-	-
Options Cancelled	-	-	-
Options Outstanding at March 31, 2011	3,670,169	.02 - .36	0.137

Options Exercisable at March 31, 2011	2,582,622	.02 - .36	0.137

Share-based compensation expense for options totaling $15,980and $3,482 was recognized in our results for the three months ended March 31, 2011and 2010, respectively is based on awards vested. The options were valued at the grant date at $366,014 and are being amortized over five (5) years.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2010 are set forth in the table below.

2010
Weighted average fair value of options granted	$0.35
Risk-free interest rate	2.54 – 3.57%
Volatility	77.45 – 117.62%
Expected life (years)	10
Dividend yield	0.00%

As of March 31, 2011, there was $256,302 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

Common Stock Warrants

There were no common stock warrants granted during the three months ended March 31, 2011.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants PricePer Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2011	3,225,865	$0.01 - 0.02	$.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2011	3,225,865	0.01 – 0.02	.01

Warrants exercisable at March 31, 2011	3,225,865	0.01 – 0.02	.01

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

Note 9 – Convertible debt

On May 21, 2010 the Company entered into three security purchase agreements including $1,000,000 of convertible notes payable along with 3,014,437 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the three months ended March 31, 2011and 2010 was $76,671 and $0, respectively.

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

Data Storage Corporation derives its revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one of DSC’s four data centers; email storage and archival; email compliance solutions for e-discovery; off-site data back-up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both Florida and Massachusetts, totaling four data centers providing clients with data replication and redundant data protection in specific applications.

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

Results of Operations

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Net Sales.  Net sales for the three months ended March 31, 2011 were $872,155, an increase of $628,463, or 257.9%, compared to $243,692 for the three months ended March 31, 2010. The increase in sales is primarily attributable to our increased capacity in data backup and managed services with the acquisition of SafeData.

Cost of Sales. For the three months ended March31, 2011, cost of sales was $575,322, an increase of $411,002 from $164,320 for the three months ended March 31, 2010.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin increased to 34.0 % for the three months ended March 31, 2011 as compared to 32.6% for the three months ended March 31, 2010.  In connection with the acquisition of Safe Data, the Company was able to offer a broader spectrum of data backup and managed services at higher margins which increased overall margins over last year.

Operating Expenses.  For the three months ended March 31, 2011 operating expenses were $577,475, an increase of $302,468 as compared to $275,007 for the three months ended March 31, 2010. The majority of the increase in operating expenses for the three months ended March 31, 2011 is a result of increased professional fees, amortization, salaries and marketing expenses in connection with the acquisition of SafeData. Professional fees increased $77,541 to $143,954 as compared to $66,413 for the three months ended March 31, 2010. Depreciation expense increased $51,654 to $55,241 as compared to $3,587 for the three months ended March 31, 2010. Salary expense increased $39,725 to $160,323 as compared to $120,598 for the three months ended March 31, 2010. Marketing expense increased $34,515 to $37,089 as compared to $2,574 for the three months ended March 31, 2010.

Interest Expense.  Interest expense for the three months ended March 31, 2011 increased $118,996 to $121,353 from $1,357 for the three months ended March 31, 2010. For the three months ended March 31, 2011, interest expense was primarily related to convertible debt and contingent consideration, and the related interest and amortization of debt discount. For the three months ended March 31, 2010, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Loss.  Net loss for the three months ended March 31, 2011 was ($401,475) an increase of $204,483 as compared to net loss of ($196,992) for the three months ended March 31, 2010.

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

During the three months ended March 31, 2011 the company’s cash increased $1,031,098 to $1,081,493 from $50,395 at December 31, 2010. Net cash of $347,289 was used in the Company’s operating activities and net cash of $1,378,387 was provided by the company’s financing activities. Cash from financing activities was the result of $1,500,000 from the issuance of stock, offset by $85,806 in payment of capital lease obligations and $35,807 in payment of loan obligations.

The Company's working capital deficiency was ($1,223,826) at March 31, 2011, increasing $1,320,025 from ($2,543,851) at December 31, 2010. The increase is primarily due to the issuance of stock for $1,500,000.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2011.

Item 4. Removed and Reserved.

Item 5.Other Information.

There is no information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)   Exhibits

Exhibits. No.	Description
10.1
Stock Purchase Agreement between Data Storage Corporation and John F. Coghlan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011]

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 16, 2011	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer