Form 10-Q
period 2011-06-30
Data Storage Corp
filed 2011-08-19
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DATA STORAGE CORPORATION
 (Exact name of registrant as specified in charter)

NEVADA	333-148167	98-0530147
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S Employer Identification No.)

401 Franklin Avenue
Garden City, N.Y. 11530
(Address of Principal Executive Offices)(zip code)
 _______________
      (212) 564-4922
 (Registrant’s telephone number, including area code)
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐(Do not check if smaller reporting company)     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of August 18, 2011 there were 22,010,506 shares of common stock issued and outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
June 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
		15
Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I – Financial Information
ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2011	2010
Current Assets:	(Unaudited)
Cash and cash equivalents	$505,283	$50,395
Accounts receivable (less allowance for doubtful
accounts of $24,500 in 2011 and $17,000 in 2010)	360,244	387,697
Deferred Compensation	17,562	17,562
Prepaid Expenses and other current assets	203,889	63,215
Total Current Assets	1,086,978	518,869

Property and Equipment:
Property and equipment	2,474,818	2,031,771
Less—Accumulated depreciation	(1,454,437)	(1,200,448)
Net Property and Equipment	1,020,381	831,323

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	20,316	44,176
Other assets	17,180	18,652
Intangible Assets, net	1,062,226	1,169,404
Employee loan	23,871	23,000
Total Other Assets	3,325,421	3,457,060

Total Assets	5,432,780	4,807,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,017,619	1,070,036
Credit line payable	100,292	99,970
Due to related party	61,718	52,718
Dividend Payable	137,500	125,000
Deferred revenue	692,057	461,724
Leases payable	356,523	325,934
Loans payable	137,300	122,251
Contingent consideration in SafeData acquisition	322,982	805,087
Total Current Liabilities	2,825,991	3,062,720

Deferred rental obligation	24,248	26,064
Due to officer	614,628	614,628
Loan payable long term	70,734	151,491
Leases payable long term	335,879	115,533
Convertible debt	30,723	18,928
Convertible debt – related parties	368,685	227,138
Total Long Term Liabilities	1,444,897	1,153,782

Total Liabilities	4,270,888	4,216,502

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
22,010,506 and 17,127,541 shares issued and outstanding, respectively	22,010	17,861
Additional paid in capital	8,841,653	7,313,844
Accumulated deficit	(7,703,173)	(6,742,357)
Total Stockholders' Equity	1,161,892	590,750
Total Liabilities and Stockholders' Equity	$5,432,780	$4,807,252

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$898,958	$513,533	$1,771,113	$757,224

Cost of sales	603,282	344,760	1,182,919	509,079

Gross Profit	295,676	168,773	588,194	248,145

Selling, general and administrative	673,917	418,267	1,247,077	693,274

Loss from Operations	(378,241)	(249,494)	(658,883)	(445,129)

Other Income (Expense)
Interest income	1,509	-	2,030	-
Amortization of Debt Discount	(76,671)	-	(153,341)	-
Interest expense	(80,937)	(18,355)	(125,620)	(19,712)
Total Other (Expense)	(156,099)	(18,355)	(276,931)	(19,712)

Loss before provision for income taxes	(534,340)	(267,849)	(935,814)	(464,841)

Provision for income taxes	-	-	-	-

Net Loss	(534,340)	(267,849)	(935,814)	(464,841)

Preferred Stock Dividend	(12,500)	(12,500)	(25,000)	(25,000)

Net Loss Available to Common Shareholders	$(546,840)	$(280,349)	$(960,814)	$(489,841)

Loss per Share – Basic and Diluted	$(0.025)	$(0.017)	$(0.048)	$(0.031)
Weighted Average Number of Shares - Basic and Diluted	21,655,647	16,883,215	20,052,482	15,977,700

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Net loss	$(935,814)	$(464,841)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	361,167	73,376
Amortization of debt discount	153,341	-
Deferred compensation	23,860	65,893
Allowance for doubtful accounts	7,500	(9,742)
Stock based compensation	31,960	6,964
Changes in Assets and Liabilities:
Accounts receivable	19,953	8,209
Other Assets	603	8,945
Prepaid Expenses and other current assets	(140,674)	(16,196)
Accounts payable and accrued expenses	(13,219)	318,092
Deferred revenue	230,334	(140,739)
Deferred rent	(1,817)	(1,225)
Due to Related Party	9,000	9,000
Net Cash Used in Operating Activities	(253,806)	(142,264)

Cash Flows from Investing Activities:
Cash paid for equipment	(26,470)	(33,799)
Acquisition of SafeData, LLC net assets	-	(1,229,954
Net Cash Used in Investing Activities	(26,470)	(1,263,753)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,500,000	300,000
Issuance of convertible debt	-	1,000,000
Repayments of capital lease obligations	(282,731)	-
Repayments of loan obligations	(482,105)	-
Advances from Credit Line	-
Advances from shareholder	-	230,729
Net Cash Provided by Financing Activities	735,164	1,530,729

Increase in Cash and Cash Equivalents	454,888	124,712

Cash and Cash Equivalents, Beginning of Period	50,395	28,160

Cash and Cash Equivalents, End of Period	$505,283	$152,872

Cash paid for interest	$2,526	$2,766
Cash paid for income taxes	$-	$-
Non cash investing and financing activity
Issuance of capital stock in connection with acquisition of SafeData, LLC	$-	$850,000

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation, (the “Company”) provides Hybrid Cloud solutions and services as the result of several transactions: a share exchange with Euro Trend Inc. incorporated on March 27, 2007 under the laws of the State of Nevada; Ownership of DSC incorporated in 2001; and an Asset Acquisition from SafeData LLC in 2010. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders, a Cloud Storage and SaaS organization, providing services for Disaster Recovery. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity. On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, namely, AS400 and iSeries users under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.

Data Storage Corporation was incorporated in Delaware on August 29, 2001. Data Storage Corporation is a provider of data backup services.  The Company specializes in secure disk-to-disk data backup and restoration solutions for disaster recovery, business continuity, and regulatory compliance.

Data Storage Corporation (DSC) is a provider of Hybrid Cloud solutions on a subscription basis in the USA and Canada and Professional Services focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their objectives.  Through our three data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients save time and money, gain more control of and better access to data and enable the highest level of security for that data.

Data Storage Corporation derives its revenues from the sale and subscription of services and solutions that provide businesses protection of critical electronic data. The company’s solutions include: offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services. The Company has equipment in three Technical Centers: Westbury, New York; Boston, MA and Warwick, RI.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2011, the Company has generated revenues of $1,771,113 but has incurred a net loss of $935,814. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the CEO and largest shareholder since inception as well as several Directors. It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820) Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style.  The amendments in ASU No 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements.  Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities.  These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820.  Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of ASU 2011-04 did not have a material impact on the Company's results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2011 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore are not included in the calculation. Potentially dilutive securities at June 30, 2011 include 3,670,169 options and 3,225,865 warrants.

Concentrations

For the six months ended June 30, 2011 the company had one customer that represented approximately 10.8% of sales and for the six months ended June 30, 2010, had two customers that represented approximately 41.4% of sales.

Note 3 – Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2011	2010
Storage equipment	$2,031,730	$1,613,259
Website and software	169,833	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	85,242	84,592
Data Center	165,176	141,250
	2,474,818	2,031,771
Less: Accumulated depreciation	1,454,437	1,200,448
Net property and equipment	$1,020,381	$831,323

Depreciation expense for the six months ended June 30, 2011 and 2010 was $253,989 and $73,376, respectively.

Note 4 – Goodwill and Intangible Assets
Goodwill and Intangible assets consisted of the following:

	Estimated life in years	June 30, 2011
		Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	$-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5	854,178	265,100
Non-compete agreements	4	262,147	68,267

Total Intangible Assets		1,395,593	333,367

Total Goodwill and Intangible Assets		$3,597,421	$333,367

Scheduled amortization over the next five years as follows:

Twelve months ending June 30,
2012		$214,356
2013		214,357
2014		214,357
2015		139,888
	Total	$782,958

Amortization expense for the six months ended June 30, 2011 and 2010 was $107,178 and $13,832, respectively.

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of Safe Data. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc and IBM with combined monthly installments of $40,100 through various dates in 2011, 2012 and 2013. The leases are secured with the computer equipment. Interest rates on capitalized leases vary from 6%-8% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2011	$751,009
Less amount representing interest	(58,607)
Total obligations under capital leases	692,402
Less current portion of obligations under capital leases	(356,523)
Long-term obligations under capital leases	$335,879

Long-term obligations under capital leases at June 30, 2011 mature as follows:

For the period ending June 30,
2012	$356,523
2013	268,167
2014	67,712

$692,402

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$783,110
Less: accumulated depreciation	(159,873)

$623,237

Note 6 – Commitments and contingencies

Note Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by Safe Data related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of June 30, 2011 is $208,034.

Total maturities of the long term debt are as follows:

For the period ended June 30,
2012	$137,300
2013	70,734

$208,034

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

Minimum obligations under these lease agreements are as follows:

Period Ending June 30,:
2012	$113,257
2013	77,103
2014	79,416

$269,776

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center. The rent expense for the data center is $1,500 per month.

As of June 30, 2011the Company owed the Chief Executive Officer $614,628. These advances bear no interest and have no stated terms of repayment.  No advances were made during the six months ended June 30, 2011.

Note 8 - Stockholders’ Equity

During the six months ended June 30, 2011 the company issue Three Million Six Hundred Forty Thousand Seven Hundred Seventy-Seven (3,640,777) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.412 for an aggregate purchase price of $1,500,000.

During the six months ended June 30, 2011 the Company did not issue any common stock options.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2011	3,670,169	$.02 - .36	$0.137
Options Granted	-	-	-
Options Exercised	-	-	-
Options Cancelled	-	-	-
Options Outstanding at June 30, 2011	3,670,169	.02 - .36	0.137

Options Exercisable at June 30, 2011	2,606,976	.02 - .36	0.137

Share-based compensation expense for options totaling $31,959 and $6,964 was recognized in our results for the six months ended June 30, 2011and 2010, respectively is based on awards vested. The options were valued at the grant date at $366,014 and are being amortized over five (5) years.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model.. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

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

As of June 30, 2011, there was $240,322 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

Common Stock Warrants

There were no common stock warrants granted during the six months ended June 30, 2011.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2011	3,225,865	$0.01 - 0.02	$.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at June 30, 2011	3,225,865	0.01 – 0.02	.01

Warrants exercisable at June 30, 2011	3,225,865	0.01 – 0.02	.01

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

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the six months ended June 30, 2011and 2010 was $153,341 and $0, respectively.

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

Company Overview

Data Storage Corporation was incorporated in Delaware on August 29, 2001. We  provide professional technology services that encompass disaster recovery and business continuity of data with a focus on regulatory compliance of electronic information under the current environment.

We derive our revenues from the sale and subscription of solutions that provide businesses protection of critical electronic information. Primarily, these services consist of professional services implementing high availability replication (mirroring of data) of client data between the client’s data center or one of DSC’s three data centers; email storage and archival; email compliance solutions for e-discovery; off-site data back-up and recovery; continuous data protection; data de-duplication; telecom recovery services; and, virtual tape libraries.  The Company maintains and operates Data Centers in Rhode Island and New York; and, maintains DSC equipment under a strategic alliance or vendor relations in both and Massachusetts, totaling three data centers providing clients with data replication and redundant data protection in specific applications.

We  deliver and support a broad range of premium technology solutions which store, protect, optimize and leverage information; minimize downtime and recovery of information.  Clients depend on DSC to manager data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operational expenses, and to meet increasing industry state and federal regulations

DSC provides solutions and services to business, government, education and healthcare industries by leveraging leading technologies such as Virtualization, Cloud Computing and Green IT.

Results of Operations

Three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010

Net Sales.   Net sales for the three months ended June 30, 2011 were $898,958  an increase of $385,425, or 75.1% compared to $513,533 for the three months ended June 30, 2010. Net sales for the six months ended June 30, 2011 were $1,771,113, an increase of $1,013,888, or 133.9%, compared to $757,224 for the six months ended June 30, 2010. The increase in sales is primarily attributable to managed services with the acquisition of SafeData and our increased capacity in data backup.

Cost of Sales.  For the three months ended June 30, 2011, cost of sales increased $258,522 to $603,282 from $344,760 for the three months ended June 30, 2010. For the six months ended June 30, 2011, cost of sales was $1,182,919, an increase of $673,840 from $509,079 for the six months ended June 30, 2010.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. For the three months ended June 20, 2011 and June 31, 2010 the company’s gross margin was 32.9%.  The Company's gross margin was 33.3 % for the six months ended June 30, 2011 as compared to 32.8% for the six months ended June 30, 2010.

Operating Expenses.  For the three months ended June 30, 2011 operating expenses were $673,917, an increase of $255,650 as compared to $418,267 for the three months ended June 30, 2010. For the six months ended June 30, 2011 operating expenses were $1,247,077, an increase of $553,803 as compared to $693,274 for the six months ended June 30, 2010. The majority of the increase in operating expenses for the six months ended June 30, 2011 is a result of the acquisition of SafeData. Salary expenses for the three months ended June 30, 2011 were $276,253 an increase of $173,676 from $102,577 for the three months ended June 30, 2010. Salary expense increased $205,176 to $434,155 as compared to $228,979 for the six months ended June 30, 2010. Marketing expense increased $74,981 to $85,028 as compared to $10,047 for the six months ended June 30, 2010.  Depreciation and amortization expense increased $287,791 to $361,167 as compared to $73,376 for the six months ended June 30, 2010.  Rent increased $31,974 to $76,650 as compared to $44,676 for the six months ended June 30, 2010.

Other Expense.  Interest expense for the three months ended June 30, 2011 increased $62,582 to $80,937 compared to $18,355 for the three months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 increased $105,908 to $125,620 from $19,712 for the six months ended June 30, 2010. For the six months ended June 30, 2011, interest expense was primarily related to convertible debt, and the related interest. Amortization of debt discount for the six months ended June 30, 2011was $76,671.  Amortization of debt discount for the six months ended June 30, 2011was $153,341. For the six months ended June 30, 2010, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Net Loss.  Net loss for the three months ended June 30, 2011 was $534,340 an increase of $266,490 as compared to net loss of $267,849 for the three months ended June 30, 2010 Net loss for the six months ended June 30, 2011 was $935,814 an increase of $470,973 as compared to net loss of $464,841 for the six months ended June 30, 2010.

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

During the six months ended June 30, 2011 the company’s cash increased $454,888 to $505,283 from $50,395 at December 31, 2010. Net cash of $253,806 was used in the Company’s operating activities and net cash of $735,164 was provided by the company’s financing activities. Cash from financing activities was the result of $1,500,000 from the issuance of stock, offset by $282,731 in payment of capital lease obligations and $482,105 in payment of loan obligations.

Our working capital deficiency was $1,739,013 at June 30, 2011, increasing $804,838 from $2,543,851 at December 31, 2010. The increase is primarily due to the issuance of stock for $1,500,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies

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

Item 1A. Risk Factors.

Not required for smaller reporting company
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2011.

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

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: August 19, 2011	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer