Form 10-Q
period 2011-09-30
Data Storage Corp
filed 2011-11-21
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-148167

DATA STORAGE CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

401 Franklin Avenue
Garden City, N.Y. 11530
 (Address of principal executive offices)(Zip Code)

(212) 564-4922
 (Registrant’s telephone number, including area code)

N/A
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

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐  (Do not check if a smaller reporting company)   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of stock, as of  November 18, 2011:

Number of Shares
Common Stock	22,572,410
Preferred Stock	1,401,786

DATA STORAGE CORPORATION
FORM 10-Q
September 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the Three and Nine months ended September 30, 2011 and 2010	2

	Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010	3

	Notes to Consolidated Financial Statements	4-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
Current Assets:	(Unaudited)
Cash and cash equivalents	$127,454	$50,395
Accounts receivable (less allowance for doubtful
accounts of $35,000 in 2011 and $17,000 in 2010)	335,026	387,697
Deferred Compensation	17,562	17,562
Prepaid Expenses and other current assets	207,642	63,215
Total Current Assets	687,684	518,869

Property and Equipment:
Property and equipment	2,583,332	2,031,771
Less—Accumulated depreciation	(1,556,140)	(1,200,448)
Net Property and Equipment	1,027,192	831,323

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	8,386	44,176
Other assets	12,059	18,652
Intangible Assets, net	1,008,637	1,169,404
Employee loan	23,451	23,000
Total Other Assets	3,254,361	3,457,060

Total Assets	4,969,237	4,807,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,180,356	1,070,036
Credit line payable	100,292	99,970
Due to related party	66,218	52,718
Dividend Payable	150,000	125,000
Deferred revenue	673,782	461,724
Leases payable	481,628	325,934
Loans payable	138,678	122,251
Contingent consideration in SafeData acquisition	-	805,087
Total Current Liabilities	2,790,954	3,062,720

Deferred rental obligation	22,795	26,064
Due to officer	614,628	614,628
Loan payable long term	35,543	151,491
Leases payable long term	308,665	115,533
Convertible debt	36,620	18,928
Convertible debt – related parties	439,459	227,138
Total Long Term Liabilities	1,457,710	1,153,782

Total Liabilities	4,248,664	4,216,502

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
22,572,410 and 17,127,541 shares issued and outstanding, respectively	22,572	17,861
Additional paid in capital	9,011,552	7,313,844
Accumulated deficit	(8,314,953)	(6,742,357)
Total Stockholders' Equity	720,573	590,750
Total Liabilities and Stockholders' Equity	$4,969,237	$4,807,252

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$1,088,944	$886,372	$2,860,058	$1,643,597

Cost of sales	694,786,	446,991	1,877,706	956,070

Gross Profit	394,158	439,381	982,352	687,527

Selling, general and administrative	1,015,861,	616,305	2,262,939	1,309,579

Loss from Operations	(621,703)	(176,924)	(1,280,587)	(622,052)

Other Income (Expense)
Gain on settlement of contingent consideration	176,497	-	176,497	-
Interest income	192	-	2,223	-
Amortization of debt discount	(76,671)	-	(230,013)	-
Interest expense	(77,595)	(97,634)	(203,215)	(117,345)
Total Other (Expense)	22,423	(97,634)	(254,508)	(117,345)

Loss before provision for income taxes	(599,280)	(274,558)	(1,535,095)	(739,397)

Provision for income taxes	-	-	-	-

Net Loss	(599,280)	(274,558)	(1,535,095)	(739,397)

Preferred Stock Dividend	(12,500)	(12,500)	(37,500)	(37,500)

Net Loss Available to Common Shareholders	$(611,780)	$(287,058)	$(1,572,595)	$(776,897)

Loss per Share – Basic and Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.05)
Weighted Average Number of Shares - Basic and Diluted	22,505,475	17,127,539	20,867,185	15,085,524

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Net loss	$(1,535,095)	$(739,397)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	516,459	246,706
Amortization of debt discount	230,014	89,450
Non cash interest expense	67,923	-
Deferred compensation	35,790	98,839
Allowance for doubtful accounts	18,000	(9,742)
Stock based compensation	52,420	10,446
Gain on settlement of contingent consideration	(176,495)	-
Changes in Assets and Liabilities:
Accounts receivable	34,671	(45,181)
Other assets	(31,524)	5,880
Prepaid expenses and other current assets	(106,761)	(1,317)
Accounts payable and accrued expenses	268,653	318,681
Deferred revenue	212,061	(114,655)
Deferred rent	(3,270)	(1,668)
Due to related party	13,500	13,500
Net Cash Used in Operating Activities	(403,654)	(128,458)

Cash Flows from Investing Activities:
Cash paid for equipment	(54,983)	(37,237)
Acquisition of SafeData, LLC net assets	-	(1,229,954)
Net Cash Used in Investing Activities	(54,983)	(1,267,191)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,500,000	300,000
Issuance of convertible debt	-	1,000,000
Repayments of capital lease obligations	(290,952)	(131,243)
Repayments of loan obligations	(673,674)	-
Advances from (payments on) credit line	322	(7,500)
Advances from shareholder	-	235,603
Net Cash Provided by Financing Activities	535,696	1,396,860

Increase in Cash and Cash Equivalents	77,059	1,210

Cash and Cash Equivalents, Beginning of Period	50,395	28,160

Cash and Cash Equivalents, End of Period	$127,454	$29,370

Cash paid for interest	$7,820	$15,630
Cash paid for income taxes	$-	$-

Non cash investing and financing activity
Issuance of capital stock in connection with acquisition of SafeData, LLC	$150,000	$850,000
Fixed assets acquired under capital leases	$496,578	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2011, the Company has generated revenues of $2,860,058 but has incurred a net loss of $1,535,095. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the CEO and largest shareholder since inception as well as several Directors. It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2011 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore are not included in the calculation. Potentially dilutive securities at September 30, 2011 include 3,670,169 options and 3,225,865 warrants.

Concentrations

For the nine months ended September 30, 2011 the company had one customer that represented approximately 9.3% of sales and for the nine months ended September 30, 2010, had two customers that represented approximately 26.4% of sales.

Note 3 – Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2011	2010
Storage equipment	$2,111,633	$1,613,259
Website and software	175,434	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	86,183	84,592
Data Center	187,245	141,250
	2,583,332	2,031,771
Less: Accumulated depreciation	1,556,140	1,200,448
Net property and equipment	$1,027,192	$831,323

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $355,692 and $73,376, respectively.

Note 4 – Goodwill and Intangible Assets
Goodwill and Intangible assets consisted of the following:

	Estimated life in years	September 30, 2011
		Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	$-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5	854,178	302,305
Non-compete agreements	4	262,147	84,651

Total Intangible Assets		1,395,593	386,956

Total Goodwill and Intangible Assets		$3,597,421	$386,956

Scheduled amortization over the next five years as follows:

Twelve month periods ending September 30,
2012		$214,356
2013		214,356
2014		214,356
2015		86,301
	Total	$729,369

Amortization expense for the nine months ended September 30, 2011 and 2010 was $160,767 and $62,521, respectively.

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of Safe Data. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc and IBM with combined monthly installments of $42,577 through various dates in 2011, 2012 and 2013. The leases are secured with the computer equipment. Interest rates on capitalized leases vary from 6%-8% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2011	$854,039
Less amount representing interest	(63,746)
Total obligations under capital leases	790,293
Less current portion of obligations under capital leases	(481,628)
Long-term obligations under capital leases	$308,665

Long-term obligations under capital leases at September 30, 2011 mature as follows:

For the twelve month period ending September 30,
2012	$360,472
2013	282,629
2014	25,036

$669,137

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$863,110
Less: accumulated depreciation	(214,175)

$648,935

Note 6 – Commitments and contingencies

Note Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by Safe Data related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of September 30, 2011 is $174,221.

Total maturities of the long term debt are as follows:

For the twelve month period ending September 30,
2012	$138,678
2013	35,543

$174,221

Operating leases

The Company currently leases office space in Garden City, NY, New York City and Warwick, RI.

The lease for office space in Warwick, RI calls for monthly payments of $4,800 plus a portion of the operating expenses through February 2012.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.

Minimum obligations under these lease agreements are as follows:

For the twelve month periods ending September 30,
2012	$74,856
2013	77,103
2014	79,416

$231,375

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center. The rent expense for the data center is $1,500 per month.

As of September 30, 2011 the Company owed the Chief Executive Officer $614,628. These advances bear no interest and have no stated terms of repayment.  No advances were made during the nine months ended September 30, 2011.

Note 8 - Stockholders’ Equity

During the nine months ended September 30, 2011 the company issued Four Hundred Twenty Eight Thousand Five Hundred Seventy One (428,571) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.35 for an aggregate purchase price of $150,000 in accordance with Safe Data asset purchase agreement. During the nine months ended September 30, 2011 the company issue three Million Six Hundred Forty Thousand Seven Hundred Seventy-Seven (3,640,777) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.412 for an aggregate purchase price of $1,500,000.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2011	3,670,169	$.02 - .36	$0.137
Options Granted	485,436	.41	.41
Options Exercised	(1,334,029)	(.02)	(.04)
Options Cancelled	-	-	-
Options Outstanding at September 30, 2011	2,281,576	.02 - .41	0.137

Options Exercisable at September 30, 2011	1,315,654	.02 - .41	0.24

Share-based compensation expense for options totaling $52,420 and $10,445 was recognized in our results for the nine months ended September 30, 2011and 2010, respectively is based on awards vested. The options were valued at the grant date at $523,295 and are being amortized over five (5) years.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended September 30, 2011 are set forth in the table below.

2011
Weighted average fair value of options granted	$0.41
Risk-free interest rate	2.20%
Volatility	74.98%
Expected life (years)	10
Dividend yield	0.00%

As of September 30, 2011, there was $353,235 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 4.0 years.

Common Stock Warrants

There were no common stock warrants granted during the nine months ended September 30, 2011.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2011	3,225,865	$0.01 - 0.02	$.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at September 30, 2011	3,225,865	0.01 – 0.02	.01

Warrants exercisable at September 30, 2011	3,225,865	0.01 – 0.02	.01

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

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the nine months ended September 30, 2011and 2010 was $230,013 and $0, respectively.

 Note 10 – Gain on Contingent Consideration

During the period ended September 30, 2011 the company recognized a gain on contingent consideration of $176,497.  This gain was a result of the adjustment to the purchase price which was calculated based upon customer retention criteria as described in the original purchase agreement with SafeData, LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Data Storage Corporation (the “Company” or “DSC”) was incorporated in Delaware on August 29, 2001. The company provides professional technology services that encompass disaster recovery and business continuity of data with a focus on regulatory compliance of electronic information under the current environment.

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

Results of Operations

Three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010

Net Sales.   Net sales for the three months ended September 30, 2011 were $1,088,944 an increase of $202,572, or 22.85% compared to $886,372 for the three months ended September 30, 2010. Net sales for the nine months ended September 30, 2011 were $2,860,058, an increase of $1,216,461, or 74%, compared to $1,643,597 for the nine months ended September 30, 2010. The increase in sales is primarily attributable to managed services with the acquisition of SafeData and our increased capacity in data backup.

Cost of Sales.  For the three months ended September 30, 2011, cost of sales increased $247,795 to $694,786 from $446,991 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, cost of sales was $1,877,706, an increase of $921,636 from $956,070 for the nine months ended September 30, 2010.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. For the three months ended September 30, 2011 and September 30, 2010 the company’s gross margin was 36.2% and 49.6%.  The Company's gross margin was 34.3% for the nine months ended September 30, 2011 as compared to 41.8% for the nine months ended September 30, 2010.

Operating Expenses.  For the three months ended September 30, 2011 operating expenses were $1,015,861, an increase of $399,556 as compared to $616,305 for the three months ended September 30, 2010. For the nine months ended September 30, 2011 operating expenses were $2,262,959, an increase of $953,360 as compared to $1,309,579 for the nine months ended September 30, 2010. The majority of the increase in operating expenses for the nine months ended September 30, 2011 is a result of the acquisition of SafeData. Salary expenses for the three months ended September 30, 2011 were $614,949 an increase of $440,239 from $174,710 for the three months ended September 30, 2010. Salary expense increased $654,359 to $1,058,047 as compared to $403,688 for the nine months ended September 30, 2010. Marketing expense increased $104,636 to $134,044 as compared to $29,408 for the nine months ended September 30, 2010.  Depreciation and amortization expense increased $269,753 to $515,459 as compared to $246,706 for the nine months ended September 30, 2010.  Rent increased $46,000 to $124,152 as compared to $78,152 for the nine months ended September 30, 2010.

Other Expense.  Interest expense and debt discount amortization for the three months ended September 30, 2011 increased $56,632 to $154,266 compared to $97,634 for the three months ended September 30, 2010. Interest expense and debt discount amortization for the nine months ended September 30, 2011 increased $315,883 to $433,228 from $117,345 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, interest expense was primarily related to convertible debt, and the related interest. Amortization of debt discount for the three months ended September 30, 2011was $76,671. Amortization of debt discount for the nine months ended September 30, 2011 was $230,013. For the nine months ended September 30, 2010, interest expense was related to a $100,000 line of credit which was opened January 31, 2008.

Other Income. For the three months ended September 30, 2011, the company recognized a gain on settlement of contingent consideration as result of an adjustment in the final the contingent purchase price in the acquisition of Safe Data LLC. The agreement included terms whereby the final payment of consideration would be adjusted for undisclosed liabilities and customer retention.

Net Loss.  Net loss for the three months ended September 30, 2011 was $599,280 an increase of $324,722 as compared to net loss of $274,558 for the three months ended September 30, 2010.  Net loss for the nine months ended September 30, 2011 was $1,535,095 an increase of $795,698 as compared to net loss of $739,397 for the six months ended September 30, 2010.

Liquidity and Capital Resources

The financial statements have been prepared using U.S. generally accepted accounting principlesapplicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the company stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  In 2011 we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the nine months ended September 30, 2011 the company’s cash increased $77,059 to $127,454 from $50,395 at December 31, 2010. Net cash of $403,654 was used in the Company’s operating activities and net cash of $535,696 was provided by the company’s financing activities. Cash from financing activities was the result of $1,500,000 from the issuance of stock, offset by $290,952 in payment of capital lease obligations and $673,674 in payment of loan obligations.

The Company's working capital deficiency was $2,103,270 at September 30, 2011, decreasing $440,581 from $2,543,851 at December 31, 2010. The decrease is primarily due to the issuance of stock for $1,500,000.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2011.

Item 4. (Removed and Reserved).

Item 5.Other Information.

There is no information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)   Exhibits

Exhibits. No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: November 18, 2011	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)