Form 10-K
period 2011-12-31
Data Storage Corp
filed 2012-04-16
CIK 1419951

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	OTC.BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405)  is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                   ☐                          Accelerated filer                                                      ☐
Non-accelerated filer                                                     ☐                          Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2011: $3,940,323

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2011, was $2,951,227

Number of shares of the registrant’s common stock outstanding as of April 12, 2012 was 28,912,712

Transitional Small Business Disclosure Format: Yes   No 

Data Storage Corporation
Table of Contents

PART I	2

ITEM 1. DESCRIPTION OF BUSINESS	2
Corporate History	2
Overview of Data Storage Corporation & Industry	2
Description of Data Storage Corporation’s Business	3
Data Storage Corporation’s Services and Solutions	5
Competition	8
Principal Competitors by Service Sector	8

ITEM 1A. RISK FACTORS	9

ITEM 1B. UNRESOLVED STAFF COMMENTS	9

ITEM 2. DESCRIPTION OF PROPERTY	9

ITEM 3. LEGAL PROCEEDINGS	9

ITEM 4. MINE SAFETY DISCLOSURES	9

PART II	9

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9
No Public Market for Common Stock	9
Holders of Our Common Stock	9
Stock Option Grants	9
Registration Rights	9

ITEM 6. SELECTED FINANCIAL DATA	9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	9
Company Overview	9
Results of Operation	10
Critical Accounting Policies	11
Off Balance Sheet Transactions	11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 9A. CONTROLS AND PROCEDURES	34

PART III	35

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35

ITEM 11. EXECUTIVE COMPENSATION	42
Summary Compensation Table	42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE	47

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

PART IV	48

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	48

SIGNATURES	49

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

CORPORATE HISTORY

Data Storage Corporation (DSC), a cloud storage and cloud computing organization focused on disaster recovery and business continuity is the result of several transactions: a share exchange with Euro Trend Inc. incorporated on March 27, 2007 under the laws of the State of Nevada; ownership of Data Storage Corporation incorporated in 2001; and an Asset Acquisition of SafeData in 2010.

On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.

On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of Safe Data’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.  In June of 2011 we made a final payment net of holdback of $482,308 and we issued the remaining balance of $150,000 in Common Stock.  The final settlement resulted in a gain of $176,497

The result of which positions Data Storage Corporation as a leader in Cloud Storage and Cloud Computing specializing in disaster recovery and business continuity with a market opportunity of over 39 Billion dollars over the next several years, this underserved niche of companies with 50 to 1500 employees will continue to remain a key target.

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:  The Hybrid Cloud

Data Storage Corporation provides Cloud solutions focused on disaster recovery and business continuity on a subscription basis in the USA and Canada.  The solutions assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their recovery objectives.  Through DSC’s three data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients in saving time and money, gain more control of and better access to data and enable the highest level of security for their data.  The company’s solutions include: Offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services.

Headquartered in Garden City, N.Y., DSC provides solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy set forth in 2011:

Data Storage Corporation derives revenues from long term Subscription Services and Professional Services related to implementation of subscription services that provide businesses, education, government and healthcare protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010 we expanded our solutions based on the asset acquisition of SafeData. We provide excellent value to this underserved market assisting clients in meeting their recovery expectations.  In 2011 we continued to assimilate organizations, expanded our technology as well as technical group and positioned the new organization for accelerated growth.  DSC has equipment for cloud storage and cloud computing in our centers in MA, RI, and NY. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and Disaster Recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Data Storage Corporation is in the position today to leverage our infrastructure, data center, equipment capacity and leadership team to grow revenue to significant levels. Positioned for organic growth, although a strategy will be to grow through acquisition of similar solutions such as data vaulting, cloud recovery services, disaster recovery and business continuity solutions, e-discovery and infrastructure-as-a-service (IaaS) companies. DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our objective is to reduce costs through economies of scale while increasing market share and consolidating efforts. We believe that through a strategy of increasing our direct sales force and partnership program as well as acquisition of synergistic services providers we can create significant value.

Our Acquisition Strategy:

We believe that the opportunity exists today to acquire and roll-up customer bases of cloud computing and storage companies in this fragmented industry. This strategy will enable Data Storage Corporation to create a national presence, and a recognizable premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

The marketplace exists today for technical companies that provide professional services specializing in Disaster Recovery and Business Continuity.  These companies are segmented into systems integrators that have added data protection services as an additional product line to their bundle of services and products. These companies focus on smaller clients, less than 1,500 employees.  This segment of business amounts to 85% of all businesses in the USA and Canada. A few very large professional services providers such as IBM and SunGard focus on the enterprise level organizations greater than 1,500 employees, therefore leaving small and medium size organizations under-served and positioned for DSC’s solutions.

DESCRIPTION OF SERVICES AND SOLUTIONS:

Data Storage Corporation (DSC) delivers and supports a broad range of premium cloud-based solutions focusing on data protection and recovery services utilizing High Availability with Hosted Replication, Data Storage, Data Backup and Data Recovery.

OVERVIEW:

Data Storage Corporation provides Cloud solutions focused on disaster recovery and business continuity on a subscription basis in the USA and Canada.  The solutions assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their recovery objectives.  Through our three data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients in saving time and money, gain more control of and better access to data and enable the highest level of security for their data.  The company’s solutions include: Offsite data protection and recovery services, High Availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services.

Headquartered in Garden City, N.Y., we provide solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

SERVICES AND SOLUTIONS:

Data Storage Corporation has become one of the leading companies in High Availability and Virtual Disaster Recovery of the IBM Mid Range Power Systems.   Our overall core competencies within the cloud are the following: Data Vaulting, Virtual Disaster Recovery and High Availability using Cloud Storage, Recovery and Computing Subscription Solutions.

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

For a monthly subscription fee and long-term contract, Data Storage creates and maintains a mirror of client’s mission-critical systems and data.  We assist to ensure that a business is “switch ready.” So whether they experience a power outage, face a natural disaster, or simply fall victim to human error, the business will continue to operate, whereby providing infrastructure-as-a-service to the client.

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

SafeData HA is available for the IBM System iSeries, UNIX, AIX and Windows operating systems.  Products on each platform share the same architecture, but use a different middleware product designed and priced for the platform’s specific operating system.  SafeData HA provides real-time system replication using standard Internet protocol.  It is replicated to a server in DSC’s data centers.

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
• Easy to implement and manage
• Reliable backup and recovery

SafeData Recovery (SafeData DR)

Organizations may not require real-time recovery.  For those with recovery time objectives of 10 hours or less, DSC’s SafeData DR subscription-based service is a viable option requiring little or no initial capital expenditure.

SafeData DR is available for the IBM System iSeries, UNIX, AIX and Windows operating systems. SafeData DR instantly transfers data off-site to one of DSC’s secure data centers.  All data is encrypted prior to transmission and remains encrypted “in-flight” and “at rest” to ensure protection and to meet today’s compliance standards.

Benefits of DSC’s SafeData DR include:

· Fast recovery times (in hours, not days)
· No tapes to get lost or damaged
· Virtual recovery that fully protects your server investment
· Eliminate data recovery burden on IT resources

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

Microsoft Exchange

Ensure business-critical e-mail data is protected against application or hardware-based corruption or loss, user error, or a natural disaster with our solution.  Designed with ease of use in mind, our solution provides Exchange Server 2000/2003/2007 complete protection down to the individual mailbox or even an individual mail message.

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

Data Vaulting:

●	Information Management and Protection Vendors: Vendors include EMC, i365, Symantec and CommVault.

●	Specialized Vendors: Venyu, which focuses on SMBs in the US.

●	Technology Providers / Service providers. OEM-focused vendors may or may not be service providers, but they have access to a large business based on licensing their technology to other vendors. This includes vendors such as CommVault and i365. Symantec acquired online backup provider SwapDrive. i365, A Seagate Company, acquired EVault in January 2007, renaming it i365. Connected Backup has an established enterprise customer base. IBM Global Technology Services acquired Arsenal Digital Solutions in 2007, adding a range of Online backup services to its portfolio and rebranding it IBM Information Protection Services to Managed Data Vault. Venyu offers two online backup and recovery services: AmeriVault-AV and AmeriVault-EV. Its services protect PCs and servers, and while it focuses mostly on SMBs, it can also support Enterprises

ITEM 1A.     RISK FACTORS

Not applicable.

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

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol "DTST". Minimal trading occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. The company has conducted private stockholder sales to qualified investors for $3.2 million dollars over the last three years.

Quarterly ended	Low Price	High Price
March 31, 2010	$0.25	$0.50
June 30, 2010	$0.03	$0.59
September 30, 2010	$0.01	$0.15
December 31, 2010	$0.01	$0.05
March 31, 2011	$0.04	$0.06
June 30, 2011	$0.06	$0.15
September 30, 2011	$0.05	$0.74
December 31, 2011	$0.40	$1.50

HOLDERS OF OUR COMMON STOCK

As March 17, 2012, we had 41 shareholders of our Common Stock.

STOCK OPTION GRANTS

During the year ended December 31, 2011 the company issued 522,215 Common Stock Options, no Common Stock Warrants and 11,052,379 shares of Common Stock.

REGISTRATION RIGHTS

We have agreed to issue and sell to Southridge Partners II, LP shares (Put Shares) of our common stock, par value $0.001 per share (the Common Stock) from time to time for an aggregate investment price of up to Twenty Million Dollars ($20,000,000) (the Registrable Securities) and to provide certain registration rights under the Securities Act of 1933.

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

We service customers from our New York and Rhode Island premises, which consist of modern offices, and a technology suite adapted to meet the needs of a technology based business. Our mission is to provide a high level of service to organizations that need to ensure their data is intact and available upon demand.

Data Storage varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATION

Year ended December 31, 2011 as compared to December 31, 2010

Net Sales.  Net sales for the year ended December 31, 2011 were $3,940,323, an increase of $1,425,983, or 56.7%, compared to $2,514,340 for the year ended December 31, 2010. The increase in sales is primarily attributable to increased sales personnel and a full year of revenue from the Safedata acquisition.

Cost of Sales. For the year ended December 31, 2011, cost of sales was $2,509,921, an increase of $926,461 from $1,583,459 for the year ended December 31, 2010.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin is 36.3 % for the year ended December 31, 2011 as compared to 37.0 % for the year ended December 31, 2010.

Operating Expenses.  For the year ended December 31, 2011, operating expenses were $3,257,091, an increase of $961,338, as compared to $2,295,753 for the year ended December 31, 2010. The majority of the increase in operating expenses for the year ended December 31, 2011 is a result of increased officer’s salaries, sales salaries and sales commissions in connection with the acquisition of SafeData and the hiring of a sales team and a Chief Operating Officer. Sales salaries increased $211,143 to $487,238, as compared to $276,095 for the year ended December 31, 2010. Executive salaries expense increased $447,427 to $461,006, as compared to $13,579 for the year ended December 31, 2010. Sales commission expense increased $192,253 to $308,899, as compared to $116,646 for the year ended December 31, 2010.

Other Expenses.  Gain on settlement of contingent consideration expense for the year ended December 31, 2011 increased $176,497 to $176,497 from $0 for the year ended December 31, 2010. Impairment of intangible assets for the year ended December 31, 2011 increased $126,130 to $0 from ($126,130) for the year ended December 31, 2010. Interest income for the year ended December 31, 2011 increased $2,222 to $2,244 from 2 for the year ended December 31, 2010. Amortization of debt discount for the year ended December 31, 2011 increased $587,814 to $753,935 from $166,121 for the year ended December 31, 2010. Amortization of deferred financing fees for the year ended December 31, 2011 increased $4,368 to $4,368 from $0 for the year ended December 31, 2010.  Loss on extinguishment of debt for the year ended December 31, 2011 increased $142,925 to $142,925 from $0 for the year ended December 31, 2010.  Loss on settlement of liabilities for the year ended December 31, 2011 increased $8,975 to $8,975 from $0 for the year ended December 31, 2010.  Interest Expense for the year ended December 31, 2011 increased $103,636 to $245,496 from $141,860 for the year ended December 31, 2010.

Net Loss.  Net loss for the year ended December 31, 2011 was ($2,803,647) an increase of $1,004,665 as compared to net loss of ($1,798,982) for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the company stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  In 2012 we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the year ended December 31, 2011 the company’s cash increased $118,095 to $168,490 from $50,395 at December 31, 2010. Net cash of $519,493 was used in the Company’s operating activities and cash of $96,575 was used in investing activities, primarily funding capital expenditures. Net cash of $734,163 was provided by the Company’s financing activities, $1,755,000 of the financing was from the issuance of common stock, offset by $462,143in payment of capital lease and loan obligations and the final payment of contingent consideration in the acquisition of SafeData of $546,516.

The Company's working capital was ($2,281,776) at December 31, 2011, decreasing $262,075 from ($2,543,851) at December 31, 2010. The decrease is primarily due accounts payable to leases payable, loan payable and deferred revenue recorded in connection with the acquisition of the net assets of SafeData.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in ASU 2010-29 affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition — Milestone Method” (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: the consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments in ASU 2009-13 eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

OFF BALANCE SHEET TRANSACTIONS

We have no off-balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Data Storage Corporation

We have audited the accompanying balance sheets of Data Storage Corporation as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the years then ended. Data Storage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 13, 2012

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$168,490	$50,395
Accounts receivable (less allowance for doubtful
accounts of $48,000 in 2011 and $17,000 in 2010)	294,306	387,697
Deferred Compensation	37,041	17,562
Prepaid Expenses and other current assets	218,675	63,215
Total Current Assets	718,512	518,869

Property and Equipment:
Property and equipment	3,024,302	2,031,771
Less—Accumulated depreciation	(1,680,484)	(1,200,448)
Net Property and Equipment	1,343,818	831,323

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	26,614	44,176
Other assets	61,923	18,652
Intangible Assets, net	955,048	1,169,404
Employee loan	-	23,000
Total Other Assets	3,245,413	3,457,060

Total Assets	5,307,743	4,807,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,343,855	1,070,036
Credit line payable	100,292	99,970
Due to related party	124,753	52,718
Dividend Payable	162,500	125,000
Deferred revenue	641,381	461,724
Leases payable	499,325	325,934
Loans payable	128,182	122,251
Contingent consideration in SafeData acquisition	-	805,087
Total Current Liabilities	3,000,288	3,062,720

Deferred rental obligation	21,341	26,064
Due to officer	624,818	614,628
Loan payable long term	11,887	151,491
Leases payable long term	509,628	115,533
Convertible debt	-	18,928
Convertible debt – related parties	-	227,138
Total Long Term Liabilities	1,167,674	1,153,782

Total Liabilities	4,167,962	4,216,502

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
28,912,712 and 17,127,541 shares issued and outstanding, respectively	28,913	17,861
Additional paid in capital	10,705,470	7,313,844
Accumulated deficit	(9,596,004)	(6,742,357)
Total Stockholders' Equity	1,139,781	590,750
Total Liabilities and Stockholders' Equity	$5,307,743	$4,807,252

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Sales	$3,940,323	$2,514,340

Cost of sales	2,509,921	1,583,459

Gross Profit	1,430,402	930,881

Selling, general and administrative	3,257,091	2,295,753

Loss from Operations	(1,826,689)	(1,364,872)

Other Income (Expense)
Gain on settlement of contingent consideration	176,497	-
Impairment of intangible assets	-	(126,130)
Interest income	2,244	2
Amortization of debt discount	(753,935)	(166,121)
Amortization of deferred financing fees	(4,368)	-
Loss on extinguishment of debt	(142,925)	-
Loss on settlement of liabilities	(8,975)	-
Interest expense	(245,496)	(141,860)
Total Other (Expense)	(976,958)	(434,109)

Loss before provision for income taxes	(2,803,647)	(1,798,981)

Provision for income taxes	-	-

Net Loss	(2,803,647)	(1,798,981)

Preferred Stock Dividend	(50,000)	(50,000)

Net Loss Available to Common Shareholders	$(2,853,647)	$(1,848,981)

Loss per Share – Basic and Diluted	$(0.13)	$(0.12)
Weighted Average Number of Shares - Basic and Diluted	21,690,051	15,538,129

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

Net loss	$(2,803,647)	$(1,798,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694,393	412,976
Amortization of debt discount	753,934	166,121
Non cash interest expense	167,925	-
Loss on extinguishment of debt	142,926
Loss on settlement of liabilities	8,975
Deferred compensation	19,333	68,050
Impairment of intangible asset	-	126,130
Deferred financing fees	4,368
Allowance for doubtful accounts	31,000	(9,742)
Stock based compensation	78,836	439,420
Gain on settlement of contingent consideration	(176,496)	-
Changes in Assets and Liabilities:
Accounts receivable	62,391	(91,101)
Other assets	(5,138)	3,608
Prepaid expenses and other current assets	(155,460)	(6,229)
Employee Loan	23,000
Accounts payable and accrued expenses	459,233	768,825
Deferred revenue	179,657	(117,048,)
Deferred rent	(4,723)	(2,577)
Due to related party	-	18,000
Net Cash Used in Operating Activities	(519,493)	(22,548)

Cash Flows from Investing Activities:
Capital expenditures	(96,575)	(36,246)
Acquisition of SafeData, LLC net assets	-	(1,229,954)
Net Cash Used in Investing Activities	(96,575)	(1,266,200)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,755,000	300,000
Issuance of convertible debt	-	1,000,000
Repayments of capital lease obligations	(328,470)	(224,620)
Repayments of loan obligations	(133,673)	-
Advances from credit line	322	-
Payment of preferred dividend	(12,500)
Repayment of contingent consideration	(546,516)
Advances from shareholder	-	235,603
Net Cash Provided by Financing Activities	734,163	1,310,983

Increase in Cash and Cash Equivalents	118,095	22,235

Cash and Cash Equivalents, Beginning of Year	50,395	28,160

Cash and Cash Equivalents, End of Year	$168,490	$50,395

Cash paid for interest	$76,571	$24,906
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:

Accrual of preferred stock dividend	$50,000	$50,000
Warrants issued with convertible debt	$-	$920,056
Stock issued in connection with acquisition of SafeData, LLC	$150,000	$850,000
Fixed assets acquired under capital leases	$895,957	$-
Stock issued for settlement of payables	$255,000	$-
Stock issued for financing fees	$42,500	$-
Stock issued for deferred compensation	$21,250	$-
Stock issued in settlement of convertible debt	$1,000,000	$-
Stock issued for accrued interest	$129,166	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance January 1, 2010	1,401,786	1,402		13,670,399	13,670	4,808,558	(4,893,376)	(69,746)

Common Stock issued in private placement	-	-		600,000	600	299,400	-	300,000

Common stock issued in SafeData acquisition	-	-		2,428,572	2,429	847,571	-	850,000

Stock based compensation	-	-		1,062,857	1,063	370,937	-	372,000

Stock based compensation	-	-		-	-	67,421	-	67,421

Warrants issued with convertible debt	-	-		-	-	920,056	-	920,056

Stock options exercised	-	-		98,505	99	(99)	-	-

Net loss							(1,798,981)	(1,798,981)

Preferred stock dividend	-	-		-	-	-	(50,000)	(50,000)

Balance December 31, 2010	1,401,786	1,402		17,860,331	17,861	7,313,844	(6,742,357)	590,750

Common stock issued in private placement	-	-		3,940,777	3,941	1,751,059	-	1,755,000

Common stock issued in debt conversion	-	-		2,564,098	2,564	997,436	-	1,000,000

Common stock issued in lieu of interest	-		-	400,002	398	271,695		272,093

Warrants exercised	-	-		2,997,632	2,998	(2,998)	-	-

Stock issued in settlement of contingent liability				428,571	429	149,571		150,000

Common stock issued in equity financing	-	-		50,000	50	42,450	-	42,500

Stock based compensation	-	-		-	-	78,837	-	78,837

Stock issued for services provided	-	-		25,000	25	21,225	-	21,250

Stock Options exercised	-	-		837,730	838	(838)	-	-

Stock issued in settlement of accounts payable				300,000	300	254,700		255,000

Stock issuance cancellations				(491,429)	(491)	(171,509)		(172,000)

Net loss							(2,803,647)	(2,803,647)

Preferred stock dividend	-	-		-	-	-	(50,000)	(50,000)

Balance December 31, 2011	1,401,786	$1,402		28,912,712	$28,913	10,705,470	(9,596,004)	1,139,781

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 – Description of business, organization and other matters

Description of Business

Data Storage Corporation (DSC), a cloud storage and cloud computing organization focused on disaster recovery and business continuity is the result of several transactions: a share exchange with Euro Trend Inc. incorporated on March 27, 2007 under the laws of the State of Nevada; ownership of Data Storage Corporation incorporated in 2001; and an Asset Acquisition of SafeData in 2010.

On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s Shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity.

On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of Safe Data’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.  In June of 2011 we made a final payment net of holdback of $482,308. and we issued the remaining balance of $150,000 in Common Stock.  See also Note 11.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2011, the Company has generated revenues of $3,940,323 but has incurred a net loss of $2,803,647. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the CEO and largest shareholder since inception as well as several Directors.  It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the most recent private placement price on the day the stock was awarded multiplied by the number of shares awarded.  The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in ASU 2010-29 affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition — Milestone Method” (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: the consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments in ASU 2009-13 eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

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

For the year ended December 31, 2010 the company had one customer that represented 11% of sales.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2011 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.  The carrying values of the company’s long-term debt approximates their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the company.

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

 Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $187,463 and $70,211 for advertising costs for the years ended December 31, 2011 and 2010, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2011 include 2,563,115 options and 173,427 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2011	2010
Storage equipment	$2,149,294	$1,613,359
Website and software	169,833	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	84,592
Data Center	590,651	141,250
	3,024,302	2,031,771
Less: Accumulated depreciation	1,680,484	1,200,448
Net property and equipment	$1,343,818	$831,323

Depreciation expense for the years ended December 31, 2011 and 2010 was $480,036 and $287,065, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:
	Estimated life in years	December 31, 2011
		Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5 - 15	854,178	339,514
Non-compete agreements	4	262,147	101,031

Total Intangible Assets		1,395,593	440,545

Total Goodwill and Intangible Assets		$3,597,421	$440,545

Scheduled amortization over the next five years as follows:

Twelve months ending December 31,
2012		$214,356
2013		214,356
2014		178,858
2015		68,210
	Total	$675,780

Amortization expense for the year ended December 31, 2011 and 2010 were $214,357 and $125,911 respectively

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $56,136 through various dates in 2011 and 2012. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2011	$1,068,815
Less amount representing interest	(59,862)
Total obligations under capital leases	1,008,953
Less current portion of obligations under capital leases	(499,325)
Long-term obligations under capital leases	$509,628

Long-term obligations under capital leases at December 31, 2011 mature as follows:

For the year ending December 31, 2012	$500,020
2013	301,656
2014	175,642
2015	31,635

$1,.008,953

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,262,488
Less: accumulated depreciation	295,365

$967,123

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2011, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2011, the Company owed $100,292 under this agreement.

Loan Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of December 31, 2011 is $140,069.

Total maturities of the long term debt are as follows:

For the year ending December 31
2012	$139,604
2013	11,887

$140,069

Operating Leases

The Company currently leases office space in New York, NY; Garden City, NY and Warwick, RI.

The lease for office space in Warwick, RI calls for monthly payments of $5,400 plus a portion of the operating expenses beginning in April 2012 and ending in December 2012.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.

The lease for office space in New York, NY was prepaid in August 2011 for the 9 ½ months period ending May 29, 2012.  The prepaid rent was $35,915 and the deposit was $1,500.

Minimum obligations under these lease agreements are as follows:

For the year Ending December 31,:
2012	$85,580
2013	78,259
2014	39,709

$334,915

Rent expense for the years ended December 31, 2011 and December 31, 2010 was $178,581 and $116,203 respectively.

 Note 7 – Convertible debt

Related parties

On May 21, 2010 the Company entered into a security purchase agreements with its Chief Executive Officer for $538,463 of convertible notes payable along with 1,623,159 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.  In December 2011 the convertible notes were converted to 1,380,671 shares of common stock and the warrants were exercised as a cashless transaction that resulted in 1,593,647 of common stock.  The Company also issued 65,666 shares of its Common Stock to settle accrued interest As an inducement to convert the debt, the company issued 142,534 shares of its Common Stock.  The issuance and settlement resulted in a loss on extinguishment of $77,212.

Unrelated parties

On May 21, 2010 the Company entered into two security purchase agreements with independent investors for $461,537 of convertible notes payable along with 1,391,278 warrants to purchase common stock of the company at $.01. Each note is convertible into common stock at an exercise price of $.39.  In December 2011 the convertible notes were converted to 1,183,427 shares of common stock and the warrants were exercised as a cashless transaction that resulted in 1,365,983 of common stock.  The Company also issued 79,738 shares to settle accrued interest.  As an inducement to convert the debt, the Company issued 110,859 shares of its Common Stock.  The issuance and settlement resulted in a loss on extinguishment of $65,713.

At their commitment date, each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized a beneficial conversion feature of $410,256 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants of $509,800 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the year ended December 31, 2011 was $753,935.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

Common Stock Options

During the year ended December 31, 2011 the Company issued 522,215 common stock options under the 2008 Stock Equity Plan which was discontinued on February 3rd, 2012.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2010	2,929,434	$0.02 - 0.36	$0.09
Options Granted	1,013,668	0.31 - 0.36	0.35
Options Exercised	(103,505)	0.02	0.02
Options Cancelled	(169,428)	0.32	0.32
Options Outstanding at December 31, 2010	3,670,169	$0.02 - 0.36	$0.14
Options Granted	522,215	0.41 - 0.85	0.44
Options Exercised	(1,583,592)	0.02	.02
Options Expired	(45,677)	0.32	0.32
Options Outstanding at December 31, 2011	2,563,115	$0.02 - 0.85	$0.28

Options Exercisable at December 31, 2011	1,180,988	$0.02 - 0.85	$0.37

Share-based compensation expense for options totaling $181,960 was recognized in our results for the year ended December 31, 2011 is based on awards vested. The options were valued at the grant date at $366,014.

During the year ended December 31, 2011, 1,583,592 Options were exercised in a cashless transaction resulting in the issuance of 837,730 shares of Common Stock.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with FASB ASC 718-10-10 Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards.  The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Weighted average fair value of options granted	$0.37	$0.35
Risk-free interest rate	2.20%	2.54 - 3.57%
Volatility	74.98%	77.45 – 117.62%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of December 31, 2011, there was approximately $248,882 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.5 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2010	211,427	$0.02	$0.02
Warrants Granted	3,014,438	0.01	0.01
Warrants Exercised	-0-	-0-	-0-
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2010	3,225,865	$0.02	$0.02
Warrants Granted	0	0.01	0.01
Warrants Exercised	3,052,438	-0-	-0-
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2011	173,427	$0.02	$0.02

Warrants exercisable at December 31, 2011	173,427	$0.02	$0.02

During the year ended December 31, 2011, 3,052,438 warrants were exercised in a cashless transaction resulting in the issuance of 2,997,632 shares of Common Stock.

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

Stock Issuances

During the year ended December 31, 2011 the company issued 3,940,777 shares of common stock for an aggregate $1.755 Million to unrelated independent investors

Convertible debt holders exercised their rights which included the conversion of stock and warrant exercise for a total of 5,523,728 shares of common stock.  In addition the holders received an inducement of 253,393 shares to convert and accept shares in lieu of past due interest payments.  Shares issued for past due interest payments totaled 145,404.  The transaction resulted in the recognition of a loss on extinguishment of debt of $142,925.

During the year the company issued 300,000 shares of common stock in settlement of accounts payable and 50,000 shares in connection with a financing.

Note 9 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.

As of December 31, 2011 the Company owed the Chief Executive Officer $624,818. These advances bear no interest and has no stated terms of repayment.

Note 10 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2011	2010
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-
Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-
Total deferred tax provision	-0-	-0-
Total tax provision (benefit)	$-0-	$-0-

The Components of deferred taxes consists of the following

Deferred Tax Assets:

Net operating loss carry-forward	$(1,300,983)	$(762,488)
Less: valuation allowance	(1,300,983)	(762,488)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forwards of approximately $3,166,039 and $3,162,384, respectively as of December 31, 2011.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2010, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2011 and 2010.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2011	2010

Expected income tax benefit (loss) at statutory rate of 34%	$473,295	$163,917
State and local tax benefit, net of federal	98,835	34,230
Change in valuation account	(572,130)	(198,147)

Income tax expense (benefit)	$-0-	$-0-

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

The holdback consists of $150,000 issuable in Commons Stock, $700,000 note payable and $50,649 for pre-closing adjustments.  The Company discounted the contingent consideration based on an estimated rate of 16% and recognized the interest over the term of the agreement.  During 2011 the Company made cash payments totaling $546,516 plus Common Stock valued at $150,000 in full settlement under the holdback and contingency clauses.  After certain adjustments allowed for in the Contract the Company recognized a gain on settlement of contingent consideration of $176,497.  The final payment for the Holdback price adjustment was made based on an adjustment to the holdback amount because of a greater than 10% decrease in monthly recurring due to lost accounts and bad payers and a direct deduction for payables not disclosed in the closing documents. The formula is (Closing monthly revenue less monthly revenue for lost accounts and bad payers) divided by closing monthly recurring revenue less 50% divided by 40% times the holdback of $700,000.

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

Note 12 – Subsequent Events

On January 31, 2012, the company completed a convertible debt offering of $500,000, with a member of the company’s board of Directors, convertible into common stock at $0.85 per share

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's report on internal control over financial reporting

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2011, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2011, we did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

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

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the December 31, 2011. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	58	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman of the Board
Richard Rebetti Jr.	46	Director, Joined as COO in February 2011 and Treasurer April 2012
Peter Briggs	53	Officer and VP
Matthew Grosso	48	Secretary and VP
John Argen	57	Director
Jan Burman	59	Director
Biagio Civale	76	Director
Joseph B. Hoffman	54	Director
Lawrence M. Maglione Jr.	50	Director
Cliff Stein	54	Director
John Coghlan	56	Director

Charles M. Piluso, President, Chief Executive Officer, Chairman of the Board

Profile

Prior to Data Storage Corporation, Mr. Piluso founded North American Telecommunication Corporation; facilities based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company's Chairman and President from 1997 to 2000.

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation, a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees with $170 million in revenues in 1997. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. The company had operations and agreements in many countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure, Mr. Piluso grew the company to the fifth largest facilities based international carrier in the USA within five years. Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation.  A Fortune 10 company.

Over the years, Mr. Piluso was promoted from sales to Sales Management, Marketing and Business Development in their Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service.

Mr. Piluso holds a Bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Masters of Business Administration, all from St. John’s University. He was also an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. Currently, Mr. Piluso serves on the Board of Governors at Saint John’s University and the Board of Trustees of Molloy College and, the Board of Advisors for the Nassau County Police Department Foundation.

Richard Rebetti, Director, Chief Operating Officer, Treasurer

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

Mr. Grosso holds a Bachelors of Science in Electrical Engineering from Manhattan College, specializing in Digital Systems Design. Mr. Grosso also holds the following certifications: Cisco Certified Sales Expert, specializing in Unified Communications, Wireless and Security; EMC Proven Professional, Storage, Backup and Recovery; and AT&T Sales, Marketing and Business Management (AT&T National Sales University).

John Argen, Director

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

Joseph B. Hoffman, Director

Profile

Mr. Hoffman is a partner at Kelley Drye & Warren LLP in the firm’s Washington, D.C. office. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high-net-worth individuals.  Mr. Hoffman received his Bachelor’s of Science, cum laude, from the University of Maryland and his Juris Doctor degree, with honors, from the George Washington University Law School.

Lawrence A. Maglione, Director

Profile

Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.

Mr. Maglione, a co-founder of Data Storage Corporation, LLC, is a financial management veteran with more than 28 years of experience. Prior to joining Data Storage Corporation, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.

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

Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy, a Master’s of Science in Taxation and is a Certified Public Accountant.

Cliff Stein, Director

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

John Coghlan, Director

Profile

Mr. Coghlan has been a Director since 2011. Mr. Coghlan was a managing director with Lehman Brothers Bank, a global investment bank based in New York City, for 27 years. He served in numerous management capacities in the firm’s fixed income and prime brokerage divisions. Mr. Coghlan was a member of both the firm’s fixed income and equity division’s management committees. In September of 2008 he joined Barclays Capital and worked in the prime broker division until the summer of 2010. Mr. Coghlan is a past chairperson of the Bond Market Association’s funding division. Mr. Coghlan is a former board member of Lehman Brothers bank and is currently a board member of Molloy College. He has also served on the boards of the Dorothy Rodbell Cohen foundation for Sarcoma Research, the Friends of Mercy Hospital, and the Rockville Centre 911 Fund. Mr. Coghlan received an undergraduate degree from Massachusetts College of Liberal Arts in 1978 as well as an Honorary Doctor of Laws in 2002. He also has an EdM from Harvard University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit and Compensation Committee

The Company does not have an independent audit committee but maintains an Audit and Compensation Committee composed of non-executive directors.  The Audit Committee members include: John Coghlan, Cliff Stein and Chairman Jan Burman

Family Relationships

No family relationships exist among our directors or executive officers.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 31, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2011, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and the two most highly compensated executive officers other than the CEO who were serving as executive officers at the end of 2011 who received aggregate compensation exceeding $100,000 during 2011.

Summary Compensation Table

Name & Principal Position	Year	Salary(7)	Bonus	Stock Awards(1)		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation (5)	Total
Charles M. Piluso,	2011	$249,050	-			-	-	-	$249,050
President, Chief Executive Officer, and Chairman of the Board	2010	$11,310	-	$200,000	(2)	-	-	-	211,310

Peter Briggs,	2011	$180,097	$98,454	-		-	-	$12,097	$290,648
Executive Vice President, Business Development, and Treasurer(3)	2010	$86,113	-	-		$40,429	-	$5,964	$132,506
							-

Matthew P. Grosso,	2011	$140,385	$19,000	-		-	-	$13,661	$173,046
Executive Vice President and Chief Technology Officer(4)	2010	$111,538	$20,500	-		$84,900	-	$12,646	$229,584

Richard Rebetti,	2011	$170,895	$0	-		$157,281	-	$11,926	$340,102
Chief Operating Officer(6)	2010	$-	$-	-		-	-	$-	$-

(1)
The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 29 for a discussion of the assumptions made in the valuation of stock and option awards.

(2)
The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010.  All of the shares were fully vested on the date of grant.  These shares were issued pursuant to the 2008 Plan (described below).

(3)
In 2010, Mr. Briggs was awarded options to purchase 142,857 shares of common stock valued at $50,000 at an exercise price of $0.35 per share for services performed in 2010. In November 2010, Mr. Briggs was also granted options to purchase 142,857 shares of common stock valued at $50,000 at an exercise price of $0.35 per share. These stock option awards were granted pursuant to the 2008 Plan (described below).

(4)
In 2010, Mr. Grosso was awarded options to purchase 142,857 shares of common stock valued at $50,000 at an exercise price of $0.35 per share for services performed in 2010. In November 2010, Mr. Grosso was also granted options to purchase an aggregate number of 300,000 shares of common stock valued at $105,000 at an exercise price of $0.35 per share in respect of services performed in 2009. These stock option awards were granted pursuant to the 2008 Plan (described below). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 29 for a discussion of the assumptions made in the valuation of option awards.

(5)
Messrs. Briggs and Grosso each received a monthly automobile allowance of $1,000 during 2011. Mr. Grosso received a monthly cellular phone allowance of $150.00 for the first nine months of 2011. Mr. Grosso received a monthly automobile allowance of $903.82 and a monthly cellular phone allowance of $150.00 in 2010.

(6)
Mr. Rebetti was a consultant from January 1, 2011 through March 7, 2011 and received $11,926 in consulting fees. Mr. Rebetti was awarded options to purchase 485,436 shares of common stock valued at $157,281 at an exercise price of $041 per share.  These stock options have not yet been issued.

(7)	Messrs. Piluso and Rebetti have accrued compensation of $225,000 and $46,664 respectively.

Employment Agreements

We entered into an employment agreement with Mr. Briggs on June 11, 2010, that provides for his employment as our Executive Vice President (the “Briggs Employment Agreement”).

 The Briggs Employment Agreement has a term of three years and is renewable for subsequent one-year periods unless either party provides at least 90 days prior notice of nonrenewal.

Mr. Briggs annual base salary is $180,000. Mr. Briggs’ base compensation may increase if he achieves certain objectives described in the Company’s business plan. Mr. Briggs’ base compensation will increase to no less than two hundred fifty thousand dollars ($250,000) if he achieves at least one hundred percent (100%) of the objectives set forth in the Company’s business plan in any calendar year. Moreover, Mr. Briggs’ maximum annual monetary compensation can reach up to three hundred and fifty thousand dollars ($350,000) if he exceeds one hundred percent (100%) of the objectives set forth in the Business Plan in any calendar year. In addition to his annual base salary, Mr. Briggs is eligible for additional compensation, a discretionary bonus, the amount of which shall be determined by the Board based on the quality and nature of Mr. Briggs’ services and the performance of the Company. Mr. Briggs is also entitled to an allowance of up to $1,000 per month for purposes of covering all of his expenses relative to his employment, including but not limited to, automobile and cell phone expenses. Notwithstanding the foregoing sentence, the Company will also reimburse Mr. Briggs for all sufficiently documented or previously-approved business expenses incurred by him for travel in performing services for the Company during his employment term, which expenses shall be reimbursed in accordance with the policies and procedures established by the Board from time to time for the Company’s senior executives.

Either party may terminate Mr. Briggs’ employment and the agreement, with or without cause. Termination without cause requires at least 30 days prior notice from the terminating party. If the Company terminates Mr. Briggs employment for any reason whatsoever (including because of Mr. Briggs’ death or disability), Mr. Briggs and/or his estate or beneficiaries, as the case may be, shall have no further rights or claims against the Company or its affiliates, except that: we will be required to pay Mr. Briggs’ his base salary and benefits through the date of employment termination and, in the case of any termination by the Company not involving for cause, for the lesser of (A) a period of six (6) months thereafter, or (B) the remaining term of Mr. Briggs’ employment.

The Briggs Employment Agreement also includes customary covenants on non-competition, non-solicitation of customers, non-solicitation of employees and non-disclosure of confidential information that apply during Mr. Briggs’ employment and for the one-year period following the termination of his employment.

2008 Equity Incentive Plan

In October 2008, the Board adopted, the Euro Trend, Inc. 2008 Equity Incentive Plan (the “2008 Plan).  Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board. Awards may be granted pursuant to the 2008 Plan for 10 years from the date the Board approved the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board. From time to time, we may issue awards pursuant to the 2008 Plan.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011" table below, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,563,115 options outstanding under this plan as of December 31, 2011.

2010 Incentive Award Plan

The Company has reserved 2,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”). The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights  and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement.  There are no options outstanding under this plan as of December 31, 2011.

 If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the 2010 Plan.  The number of shares subject to the 2010 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Outstanding Equity Awards at Fiscal Year-End December 31, 2011

	Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	11,937	11,121	0.32	5/25/2019
	12/31/2009	5,566	8,322	0.36	12/30/2019
	12/16/2010	3,101	11,185	0.35	12/15/2020
Peter Briggs	12/16/2010	31,014	111,843	0.35	12/15/2020
Matthew P. Grosso	2/09/2009	49,515	35,199	0.29	2/8/2019
	8/12/2010	34,166	123,027	0.35	11/21/2020
	12/16/2010	31,014	111,843	0.35	12/15/2020

(1)
All of the options to purchase shares of our common stock awarded to Messrs. Piluso, Briggs and Grosso (each a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination  of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

Compensation of Directors

Director Compensation(1)
Name	Option Awards(2)	Total
Charles M. Piluso	$5,000	$5,000
Richard Rebetti Jr.	$5,000	$5,000
John Argen	$5,000	$5,000
Jan Burman	$5,000	$5,000
Biagio Civale	$5,000	$5,000
Joseph B. Hoffman	$5,000	$5,000
Lawrence M. Maglione Jr	$5,000	$5,000
Cliff Stein	$2,500	$2,500
______________________________________

(1)
The only compensation awarded to directors for their service on the Board in respect of fiscal year 2010 were non-qualified stock options, which were granted in 2011. Director compensation for fiscal year 2011 has not yet been determined. The 2010 stock options were awarded pursuant to the 2008 Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. Mr. Stein received only $2,500 because he did not serve a full year on the Board in 2010. The stock options were granted on December 16, 2010, with an exercise price of $0.35 per share.

(2)
The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 29 for a discussion of the assumptions made in the valuation of option awards. The $2,500 option award to Mr. Stein represents 7,143 underlying options to purchase our common stock with a strike price of $0.35 per share of common stock. The $5,000 option award to the remaining directors in the table above represent 14,286 options to purchase our common stock with a strike price of $0.35 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: twenty percent (20%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 16, 2010) through and including the one (1) year anniversary of the grant date, and an additional one and two-thirds percent (1.67%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two share-based equity compensation plans, the 2008 Plan and the 2010 Plan. Neither of these plans have been approved by the security holders of the Company. Descriptions of these plans are presented in “Executive Compensation—2008 Equity Incentive Plan” and “Executive Compensation—2010 Incentive Award Plan” beginning on page 44.

As of the end of fiscal year 2011, we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	2,736,562 (1)	$0.27	2,000,000

Total	2,736,562	$0.27	2,000,000

(1)
In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2011, we had 2,563,115 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2011, there were warrants outstanding to purchase 173,427 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan.  As of the end of fiscal year 2011, no awards have been issued, whether options or otherwise, under the 2010 Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4)	Common Stock	13,511,519	47%
John Coghlan	Common Stock	3,640,777	13%
Jan Burman (5)	Common Stock	1,591,757	6%
Peter Briggs (6)	Common Stock	1,431,154	5%
Biagio Civale (7)	Common Stock	961,757	3%
Matthew P. Grosso (8)	Common Stock	194,722	1%
Cliff Stein (9)	Common Stock	2,519,649	9%
Richard Rebetti, Jr. (10)	Common Stock	33,440	*
Lawrence Maglione, Jr. (11)	Common Stock	33,440	*
John Argen (12)	Common Stock	25,268	*
Joseph Hoffman (13)	Common Stock	25,268	*
All Executive Officers and Directors as a group	Common Stock	23,968,751	83%

* Less than 1%

(1)	The address for each person is 401 Franklin Avenue, Garden City, New York 11530.

(2)
Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 12, 2012. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)
Based upon 28,912,712 shares of common stock issued and outstanding as of April 12, 2012. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)
Includes 2,603,196 shares of common stock owned indirectly by Piluso Family Associates, LLC. Also includes 25,268 shares of common stock Mr. Piluso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC

(5)	Includes 11,020 shares of common stock Mr. Burman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(6)	Includes 88,271 shares of common stock Mr. Briggs has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(7)	Includes 534,919 shares of common stock Mr. Civale has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(8)	Includes 194,722 shares of common stock Mr. Grosso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(9)	Includes 3,492 shares of common stock Mr. Stein has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(10)	Includes 25,268 shares of common stock Mr. Rebetti has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012

(11)	Includes 25,268 shares of common stock Mr. Maglione has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012

(12)	Includes 25,268 shares of common stock Mr. Argen has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

(13)	Includes 25,268 shares of common stock Mr. Hoffman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 12, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We pay $1,500 per month in rent for the Company’s New York Data Center to 875 Merrick LLC, a limited liability company controlled by Mr. Piluso, our President,  Chief Executive Officer and Chairman of the Board. 875 Merrick LLC is owned by Mr. Piluso and his spouse. The term of the lease is month to month.

As of September 30, 2011 the Company owed $614,628 to Charles M. Piluso. The amount owed to Mr. Piluso is comprised of $13,062.38 of expenses due Mr. Piluso, $141,416.06 in equipment purchases made directly by Mr. Piluso for the Company, and cash advances for day to day operations of $460,149.52 made between October 2009 and September 2010. The amounts owed to Mr. Piluso bear no interest and have no stated terms of repayment.

The following Directors are independent: John Argen, Joseph Hoffman, Biagio Civale and Lawrence Maglione

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $ 46,500 and $74,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $6,890 and $3,000 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

●	approved by our audit committee; or

●
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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

The exhibits listed in the following table have been filed with, or incoproated by reference into, this Report.  The exhibits listed in the following table have been filed with this report.

Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1
Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).

4.2
Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).

4.3
Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on  December 2, 2011).

4.4
Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on  December 2, 2011).

10.1
Asset Purchase Agreement, dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).

10.2
Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.3
Term Sheet for Acquisition by Data Storage Corporation of Certain Assets of SafeData LLC, dated February 11, 2010, by and between Data Storage Corporation and SafeData LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.4	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.5	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.6	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).
10.7	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation.
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer
Principal Executive Officer
Principal Accounting Officer

Dated	April 16 , 2012

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Charles M. Piluso, our Chief Executive Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer, Chief Accounting	April 16, 2012
Charles M. Piluso	Officer and Chairman of the Board

/s/ Richard Rebetti Jr.	Chief Operating Officer, Chief Financial Officer, and Director	April 16, 2012
Richard Rebetti Jr.

/s/ Matthew P. Grosso	Executive Vice President and Chief Technology Officer	April 16, 2012
Matthew P. Grosso

/s/ Peter Briggs	Executive Vice President, Business Development, and Treasurer	April 16, 2012
Peter Briggs

/s/ John Argen	Director	April 16, 2012
John Argen

/s/ Jan Burman	Director	April 16, 2012
Jan Burman

/s/ Biagio Civale	Director	April 16, 2012
Biagio Civale

/s/ Joseph B. Hoffman	Director	April 16, 2012
Joseph B. Hoffman

/s/ Lawrence M. Maglione Jr.	Director	April 16, 2012
Lawrence M. Maglione Jr.

/s/ John Coghlan	Director	April 16, 2012
John Coghlan

/s/ Cliff Stein	Director	April 16, 2012
Cliff Stein