Form 10-Q
period 2012-03-31
Data Storage Corp
filed 2012-05-21
CIK 1419951

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

As of May 15, 2012, 29,056,622 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2012
INDEX
		Page
PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

	Consolidated Statements of Operations for the Three months ended March 31, 2012 and 2011(unaudited)	3

	Consolidated Statements of Cash Flows for the Three months ended March 31, 2012 and 2011(unaudited)	4

	Notes to Consolidated Financial Statements	5 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

 PART I
 ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$178,014	$168,490
Accounts receivable (less allowance for doubtful accounts of $48,000 in 2012 and $48,000 in 2011)	304,370	294,305
Deferred compensation	31,729	37,041
Prepaid expense	194,931	218,675
Total Current Assets	709,044	718,511
Property and Equipment:
Property and equipment	3,036,448	3,024,302
Less—Accumulated depreciation	(1,797,143)	(1,680,484)
Net Property and Equipment	1,239,305	1,343,818
Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	22,223	26,614
Other assets	36,536	23,792
Deferred Financing Fees	32,766	38,132
Intangible Assets, net	901,459	955,048
Employee loan	1,000	-
Total Other Assets	3,195,812	3,245,414
Total Assets	5,144,161	5,307,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,033,526	1,171,856
Credit line payable	100,292	100,292
Due to related party	129,252	124,752
Dividend payable	175,000	162,500
Deferred revenue	673,407	641,381
Leases payable	563,555	499,326
Loans payable	129,428	128,182
Liability to be settled in stock	172,000	172,000
Total Current Liabilities	2,976,460	3,000,289
Deferred rental obligation	19,887	21,341
Due to officer	624,818	624,818
Loan payable long term	-	11,887
Leases payable long term	426,659	509,628
Total Long Term Liabilities	1,571,364	1,167,674
Total Liabilities	4,547,824	4,167,963
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 issued and outstanding in each period
Common stock, par value $0.001; 250,000,000 shares authorized;	29,056	28,913
29,056,622 and 28,912,712 shares issued and outstanding, respectively
Additional paid in capital	10,725,245	10,705,470
Accumulated deficit	(10,159,366)	(9,596,005)
Total Stockholders' Equity	596,337	1,139,780
Total Liabilities and Stockholders' Equity	$5,144,161	$5,307,743

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Sales	$970,399	$872,155

Cost of sales	584,992	579,638

Gross Profit	385,407	292,517

Selling, general and administrative	899,573	573,159

Loss from Operations	(514,166)	(280,642)

Other Income (Expense)
Interest income	82	520
Interest expense	(36,777)	(121,353)
Total Other (Expense)	(36,695)	(120,833)

Loss before provision for income taxes	(550,861)	(401,475)

Provision for income taxes	-	-

Net Loss	(550,861)	(401,475)

Preferred Stock Dividend	(12,500)	(12,500)

Net Loss Available to Common Shareholders	$(563,361)	$(413,975)

Loss per Share – Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Number of Shares - Basic and Diluted	29,034,236	18,467,310

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(550,861)	$(401,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,248	176,293
Noncash interest expense	8,219	-
Stock based compensation	25,284	15,980
Amortization of debt discount	-	76,671
Deferred compensation	9,705	11,930
Changes in Assets and Liabilities:
Accounts receivable	(10,064)	(29,991)
Prepaid expenses	23,744	(6,443)
Other assets	(13,746)	2,145
Accounts payable & accrued expenses	(142,050)	(338,298)
Deferred revenue	32,026	142,307
Deferred rent	(1,454)	(908)
Due to related party	-	4,500
Net Cash Used in Operating Activities	(448,949)	(347,289)

Cash Flows from Investing Activities:
Capital expenditures	(12,146)	-
Net Cash Used in Investing Activities	(12,146)	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	1,500,000
Proceeds from issuance of convertible debt	500,000	-
Repayments of capital lease obligations	(18,740)	(85,806)
Repayments of loan obligations	(10,641)	(35,807)
Net Cash Provided by Financing Activities	470,619	1,378,387

Increase in Cash and Cash Equivalents	9,524	1,031,098

Cash and Cash Equivalents, Beginning of Period	168,490	50,395

Cash and Cash Equivalents, End of Period	$178,014	$1,081,493

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$28,559	$12,130

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$12,500	$12,500

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation, (the “Company” or “DSC”) provides Hybrid Cloud solutions and services as the result of several transactions: a share exchange with Euro Trend Inc. incorporated on March 27, 2007 under the laws of the State of Nevada; Ownership of DSC incorporated in 2001; and an Asset Acquisition from SafeData LLC in 2010. On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of Data Storage Corporation. In exchange we issued 13,357,143 shares of our common stock to the Data Storage Corporation’s shareholders, a cloud storage and SaaS organization, providing services for disaster recovery. This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, Data Storage Corporation, the accounting acquirer, is regarded as the predecessor entity. On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, namely, AS400 and iSeries users under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.

The Company was incorporated in Delaware on August 29, 2001. The Company is a provider of data backup services.  The Company specializes in secure disk-to-disk data backup and restoration solutions for disaster recovery, business continuity, and regulatory compliance.

The Company is a provider of Hybrid Cloud solutions on a subscription basis in the USA and Canada and Professional Services focusing on data protection and business continuity that assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their objectives.  Through our three data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients save time and money, gain more control of and better access to data and enable the highest level of security for that data.

The Company derives its revenues from the sale and subscription of services and solutions that provide businesses protection of critical electronic data. The Company’s solutions include: offsite data protection and recovery services, high availability (HA) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services. The Company has equipment in three Technical Centers: Westbury, New York; Boston, MA and Warwick, RI.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2012, the Company has generated revenues of $970,399 but has incurred a net loss of $550,861. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2012 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2012 include 2,563,115 options and 28,642 warrants.

Concentrations

For the three months ended March 31, 2012 the Company had two customers that represented approximately 11.0% of sales and for the three months ended March 31,2011, had one customer that represented approximately 16.2% of sales.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2012	2011
Storage equipment	$2,149,294	$2,149,294
Website and software	175,592	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,867
Data Center	597,038	590,651
	3,036,448	3,024,302
Less: Accumulated depreciation	1,797,143	1,680,484
Net property and equipment	$1,239,305	$1,343,818,

Depreciation expense for the three months ended March 31, 2012 and 2011 was $116,659 and $122,704, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		March 31, 2012
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-
Intangible assets subject to amortization
Customer list	5 - 15	854,178	376,718
Non-compete agreements	4	262,147	117,416

Total Intangible Assets		1,395,593	494,134

Total Goodwill and Intangible Assets		$3,597,421	$494,134

Scheduled amortization over the next five years as follows:

For the twelve months ending March 31,
2012	$214,356
2013	214,356
2014	162,535
2015	30,945
Total	$622,192

Amortization expense for the three months ended March 31, 2012 and 2011 was $53,589 and $53,589 respectively.

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $47,819 through various dates in 2011 and 2012. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2012	$1,060,828
Less amount representing interest	(70,614)
Total obligations under capital leases	990,214
Less current portion of obligations under capital leases	(563,555)
Long-term obligations under capital leases	$426,659

 Long-term obligations under capital leases at March 31, 2012 mature as follows:

For the twelve months ending March 31,
2012	$526,042
2013	281,576
2014	163,950
2015	18,646

$990,214

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,262,488
Less: accumulated depreciation	363,841
$898,647

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at March 31, 2012, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of March 31, 2012, the Company owed $100,292 under this agreement.

Loan Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of March 31, 2012 is $129,428.

Total maturities of the long term debt are as follows:

For the twelve months ending March 31
2013	$129,428

Operating Leases

The Company currently leases office space in New York, NY; Garden City, NY and Warwick, RI.

The lease for office space in Warwick, RI calls for monthly payments of $5,400 plus a portion of the operating expenses beginning in April 2012 and ending in December 2012. The lease is currently on a month to month basis.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.

The lease for office space in New York, NY was prepaid in August 2011 for the 9 1/2 months period ending May 29, 2012.  The prepaid rent was $8,314 per month and the deposit was $1,500.

Minimum obligations under these lease agreements are as follows:

For the period Ending March 31,:
2013	$77,122
2014	68,808
2015	17,202
$163,132

Rent expense for the three months ended March 31, 2012 and March 31, 2011 was $48,633 and $38,454 respectively.

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center. The rent expense for the data center is $1,500 per month.

As of March 31,2012 the Company owed the CEO $624,818. These advances bear no interest and have no stated terms of repayment.  No advances or repayments were made during the three months ended March 31, 2012

Note 8 – Convertible debt

Related parties

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company.  The note is convertible into the Company’s common stock at $0.85 per share

Note 9 - Stockholders’ Equity

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011.", including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,563,115 options outstanding under this plan as of March 31, 2012.

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

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan . The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan.”

There are no options outstanding under this plan as of March 31, 2012 and no options were issued during the three months ended March 31, 2012.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2012	2,563,115	$0.02 - 0.85	$0.28
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at March 31, 2012	2,563,115	$0.02 - 0.85	$0.28

Options Exercisable at March 31, 2012	1,233,093	$0.02 - 0.85	$0.37

Share-based compensation expense for options totaling $25,284 and $15,980 was recognized in our results for the three months ended March 31, 2012 and 2011, respectively is based on awards vested.

As of March 31, 2012, there was $355,112 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.6 years.

Common Stock Warrants

There were no common stock warrants granted during the three months ended March 31, 2012.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2012	173,427	$0.01 - 0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	(144,785)	0.01	0.01
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2012	28,642	0.01 – 0.02	0.01

Warrants exercisable at March 31, 2012	28,642	0.01 – 0.02	0.01

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

On June 17, 2010, DSC’s wholly owned subsidiary Data Storage Corporation, a Delaware corporation (“Data Storage DE”) and SafeData, LLC, a Delaware Limited Liability Company (“SafeData”) entered into an Asset Purchase Agreement (the “Agreement”), setting forth the acquisition of Safe Data’s assets.

DSC delivers and supports a broad range of premium technology solutions which store, protect, optimize and leverage information; minimize downtime and recovery of information.  Clients depend on DSC to manage data growth, ensure disaster recovery and business continuity, strengthen security, reduce capital and operational expenses, and to meet increasing industry state and federal regulations.

DSC provides solutions and services to business, government, education and healthcare industries by leveraging leading technologies such as Virtualization, Cloud Computing and Green IT.

RESULTS OF OPERATIONS

For the three months ended March 31, 2012 as compared to March 31, 2011

Net Sales.  Net sales for the three months ended March 31, 2012 were $970,399, an increase of $98,244, or 11.3%, compared to $872,155 for the three months ended March 31, 2011. The increase is attributable to an increase in sales personnel for the three months ended March 31, 2012.

Cost of Sales. For the three months ended March 31, 2012, cost of sales was $584,992, an increase of $5,354, or 0.9%, compared to $579,638 for the three months ended March 31, 2011.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin is 39.7 % for the three months ended March 31, 2012 as compared to 33.5 % for the three months ended March 31, 2011.  The increase is gross margin is due to an increase in revenue over a fixed cost base combined with certain reductions in operating costs.

Operating Expenses.  For the three months ended March 31, 2012, operating expenses were $899,573, an increase of $326,414, or 57%, as compared to $573,159 for the three months ended March 31, 2011. The majority of the increase in operating expenses for the three months ended March 31, 2012 is a result of increased officer’s salaries, sales salaries and sales commissions. Sales salaries increased $73,085 to $150,574, as compared to $77,489 for the three months ended March 31, 2011. Executive salaries expense increased $123,376 to $131,846, as compared to $8,470 for the three months ended March 31, 2011. Sales commission expense increased $70,483 to $88,095, as compared to $17,612 for the three months ended March 31, 2011.

Other Expenses.   Interest income for the three months ended March 31, 2012 decreased $438 to $82 from $520 for the three months ended March 31, 2011. Interest Expense for the three months ended March 31, 2012 decreased $84,576 to $36,777 from $121,353 for the quarter ended March 31, 2011. This is principally due to a reduction of accrued interest and the amortization of the convertible note that was converted in December 2011.

Net Loss.  Net loss for the three months ended March 31, 2012 was $550,861 an increase of $149,386, or 37%, as compared to net loss of $401,475 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  In 2012 we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the three months ended March 31, 2012 the Company’s cash increased $9,524 to $178,014 from $168,490 at December 31, 2011. Net cash of $448,949 was used in the Company’s operating activities and cash of $12,146 was used in investing activities, primarily funding capital expenditures. Net cash of $470,619 was provided by the Company’s financing activities, $19,918 of the financing was from the issuance of common stock, offset by $29,381 in payment of capital lease and loan obligations and the issuance of convertible debt for $500,000.

The Company's working capital deficiency was $2,267,416 at March 31, 2012, decreasing $14,362 from $2,281,778 at December 31, 2011. The decrease is primarily due to the payment on leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures .  Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company lacks the size and complexity to segregate duties sufficiently for proper controls. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting . There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries any of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2012

Item 4.Mine Safety Disclosures

None.

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

DATA STORAGE CORPORATION

Date: May 21, 2012	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)