Form 10-Q
period 2012-06-30
Data Storage Corp
filed 2012-08-17
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

As of June 30, 2012, 29,056,622 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
June 30, 2012

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$42,716	$168,490
Accounts receivable (less allowance for doubtful accounts of $58,000 2012 and $48,000 in 2011)	294,154	294,306
Deferred compensation	23,218	37,041
Prepaid expense	231,511	218,675
Total Current Assets	591,599	718,512
Property and Equipment:
Property and equipment	3,352,830	3,024,302
Less—Accumulated depreciation	(1,929,748)	(1,680,484)
Net Property and Equipment	1,423,082	1,343,818
Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	21,031	26,614
Other assets	18,546	23,791
Deferred Financing Fees	27,401	38,132
Intangible Assets, net	847,869	955,048
Employee loan	4,426	-
Total Other Assets	3,121,101	3,245,413
Total Assets	5,135,782	5,307,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,161,544	1,171,855
Credit line payable	100,292	100,292
Due to related party	133,753	124,752
Dividend payable	187,500	162,500
Deferred revenue	623,891	641,381
Leases payable	674,523	499,325
Loans payable	106,514	128,182
Liabilities to be settled in stock	155,000	172,000
Total Current Liabilities	3,143,017	3,000,288
Deferred rental obligation	18,433	21,341
Due to officer	740,091	624,818
Loan payable long term	-	11,887
Convertible debt	500,000
Leases payable long term	512,962	509,628
Total Long Term Liabilities	1,771,486	1,167,674
Total Liabilities	4,914,503	4,167,962
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;	1,402	1,402
1,401,786 issued and outstanding in each period
Common stock, par value $0.001; 250,000,000 shares authorized;	29,056	28,913
29,056,622 and 28,912,712 shares issued and outstanding, respectively
Additional paid in capital	11,152,275	10,705,470
Accumulated deficit	(10,961,454)	(9,596,004)
Total Stockholders' Equity	221,279	1,139,781
Total Liabilities and Stockholders' Equity	$5,135,782	$5,307,743

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$1,013,665	$898,958	$1,984,064	$1,771,113

Cost of sales	782,002	603,282	1,366,995	1,182,919

Gross Profit	231,663	295,676	617,069	588,194

Selling, general and administrative	985,497	673,917	1,885,070	1,247,077

Loss from Operations	(753,834)	(378,241)	(1,268,001)	(658,883)

Other Income (Expense)
Interest income	24	1,509	106	2,030
Amortization of debt discount	-	(76,671)	-	(153,341)
Interest expense	(35,777)	(80,937)	(72,554)	(125,620)
Total Other (Expense)	(35,753)	(156,099)	(72,448)	(276,931)

Loss before provision for income taxes	(789,587)	(534,340)	(1,340,449)	(935,814)

Provision for income taxes	-	-	-	-

Net Loss	(789,587)	(534,340)	(1,340,449)	(935,814)

Preferred Stock Dividend	(12,500)	(12,500)	(25,000)	(25,000)

Net Loss Available to Common Shareholders	$(802,087)	$(546,840)	$(1,365,449)	$(960,814)

Loss per Share – Basic and Diluted	$(0.028)	$(0.025)	$(0.047)	$(0.048)
Weighted Average Number of Shares - Basic and Diluted	29,056,622	21,655,647	29,045,522	20,052,482

DATA STORAGE CORPORATION AND SUBSIDIARY

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,340,449)	$(935,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,443	361,167
Noncash interest expense	20,685	-
Stock based compensation	169,016	31,960
Amortization of debt discount	-	153,341
Deferred compensation	19,408	23,860
Allowance for doubtful accounts	10,000	7,500
Changes in Assets and Liabilities:
Accounts receivable	(9,848)	19,953
Prepaid expenses	(12,836)	(140,674)
Other assets	817	603
Accounts payable & accrued expenses	249,665	(13,219)
Deferred revenue	(17,490)	230,334
Deferred rent	(2,907)	(1,817)
Due to related party	-	9,000
Net Cash Used in Operating Activities	(557,496)	(253,806)

Cash Flows from Investing Activities:
Capital expenditures	(68,769)	(26,740)
Net Cash Used in Investing Activities	(68,769)	(26,740)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	1,500,000
Proceeds from issuance of convertible debt	500,000	-
Advances from officer	115,274	-
Repayments of capital lease obligations	(81,228)	(282,731)
Repayments of loan obligations	(33,555)	(482,105)
Net Cash Provided by Financing Activities	500,491	735,164

Increase in Cash and Cash Equivalents	(125,774)	454,888

Cash and Cash Equivalents, Beginning of Period	168,490	50,395

Cash and Cash Equivalents, End of Period	$42,716	$505,283

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,007	$2,526

Cash paid for income taxes	$-	$-

Noncash Investing and Financing Activities:

Accrual of Preferred Stock Dividend	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2012, the Company has generated revenues of $1,984,064 but has incurred a net loss of $1,340,449. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Charles Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2012 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2012 include 3,703,476 options and 28,642 warrants.

Concentrations

For the six months ended June 30, 2011, The Company had one customer that represented approximately 10.8% of sales.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2012	2011
Storage equipment	$2,149,294	$2,149,294
Website and software	214,898	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,867
Data Center	874,115	590,651
	3,352,830	3,024,302
Less: Accumulated depreciation	1,929,748	1,680,484
Net property and equipment	$1,423,082	$1,343,818

Depreciation expense for the six months ended June 30, 2012 and 2011 was $249,264 and $253,987, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		June 30, 2012		December 31, 2011
	Estimated life in Years	Gross amount	Accumulated Amortization	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-	$2,201,828	-
Intangible assets not subject to amortization
Trademarks	Indefinite	279,268	-	279,268	-
Intangible assets subject to amortization
Customer list	5 - 15	854,178	413,919	854,178	339,514
Non-compete agreements	4	262,147	133,805	262,147	101,031

Total Intangible Assets		1,395,593	547,724	1,395,593	440,545

Total Goodwill and Intangible Assets		$3,597,421	547,724	$3,597,421	$440,545

Scheduled amortization over the next five years as follows:

For the twelve months ending June 30,
2013	214,356
2014	211,626
2015	142,619
2016	-
2017	-
Total	$568,601

Amortization expense for the six months ended June 30, 2012 and 2011 was $107,180 and $107,180 respectively.

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $47,819 through various dates in 2011 and 2015. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2012	$1,274,048
Less amount representing interest	(86,563)
Total obligations under capital leases	1,187,485
Less current portion of obligations under capital leases	(674,523)
Long-term obligations under capital leases	$512,962

Long-term obligations under capital leases at June 30, 2012 mature as follows:

For the twelve months ending June 30,
2013	$674,523
2014	330,222
2015	182,740
$1,187,485

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,522,247
Less: accumulated depreciation	373,987
$1,148,260

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at June 30, 2012, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of June 30, 2012, the Company owed $100,292 under this agreement.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable balance as of June 30, 2012 is $106,514.

Total maturities of the long term debt are as follows:

For the twelve months ending June 30,
2013	$106,514

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

The lease for office space in New York, NY is for a 3 month period beginning June 2012 ending August 2012 and includes one month free.  The security deposit was $6,900.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending June 30,
2013	$115,323
2014	79,415
$194,738

Rent expense for the six months ended June 30, 2012 and June 30, 2011 was $106,757 and $76,650 respectively.

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center. The rent expense for the data center is $1,500 per month.

As of June 30, 2012 the Company owed the CEO $740,091. These advances bear no interest and have no stated terms of repayment.  No advances or repayments were made during the six months ended June 30, 2012

Note 8 – Convertible debt

Related parties

On January 31, 2012 the Company entered into a $500,000, three year convertible promissory note with interest at 10% with a director of the company.  The note is convertible into the Company’s common stock at $0.85 per share.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,563,115 options outstanding under this plan as of June 30, 2012.

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

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options

There are 1,140,361 options outstanding under this plan as of June 30, 2012.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2012	2,563,115	$0.02 - 0.85	$0.31
Options Granted	1,140,361	.39	.39
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at June 30, 2012	3,703,476	$0.02 - 0.85	$0.31

Options Exercisable at June 30, 2012	1,287,015	$0.02 - 0.85	$0.15

Share-based compensation expense for options totaling $169,016 and $31,960 was recognized in our results for the six months ended June 30, 2012 and 2011, respectively is based on awards vested.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the six months ended June 30, 2011 are set forth in the table below.

	2012	2011
Weighted average fair value of options granted	$0.39	$0.35
Risk-free interest rate	1.59%	2.54 - 3.57%
Volatility	98.00%	77.45 - 117.62%
Expected life (years)	10	10

As of June 30, 2012, there was $361,598 of  total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.7 years.

Common Stock Warrants

There were no common stock warrants granted during the six months ended June 30, 2012.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2012	173,427	$0.01 - 0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	(144,785)	0.01	0.01
Warrants Cancelled	-	-	-
Warrants Outstanding at June 30,2012	28,642	0.02	0.02

Warrants exercisable at June 30, 2012	28,642	0.02	0.02

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2012 as compared to the three months ended  June 30, 2011 –
Net Sales.  Net sales for the three months ended June 30, 2012 were $1,013,665, an increase of $114,707, or 12.8%, compared to $898,958 for the three months ended June 30, 2011. The increase is attributable to an increase in sales personnel for the three months ended June 30, 2012.

Cost of Sales. For the three months ended June 30, 2012, cost of sales was $782,002, an increase of $178,720, or 29.6%, compared to $603,282 for the three months ended June 30, 2011.  The increase in cost of sales is directly related to the addition of operations personnel during the three months ended June 30, 2012.  The Company's gross margin is 22.9 % for the three months ended June 30, 2012 as compared to 32.9 % for the three months ended June 30, 2011.  The decrease in gross margin is due to the addition of operations personnel, prior period installation charges and additional hardware costs from previously completed jobs.

Operating Expenses.  For the three months ended June 30, 2012, operating expenses were $985,497, an increase of $311,580, or 46.2%, as compared to $673,917 for the three months ended June 30, 2011. The majority of the increase in operating expenses for the three months ended June 30, 2012 is a result of increased officer’s salaries and increased sales salaries, net of a decrease in sales commissions. Sales salaries increased $135,044 to $219,232, as compared to $84,188 for the three months ended June 30, 2011. Executive salaries expense increased $87,438 to $126,572, as compared to $39,134 for the three months ended June 30, 2011. Stock based compensation increased $120,213 to $148,123 for the three months ended June 30, 2012 as compared to $27,910 for the three months ended June 30, 2011.

Other Expenses.   Interest income for the three months ended June 30, 2012 decreased $1,485 to $24 from $1,509 for the three months ended June 30, 2011. Interest expense and related debt discounts for the three months ended June 30, 2012 decreased $121,831 to $35,777 from $157,608 for the three months ended June 30, 2011. This is principally due to a reduction of accrued interest and the amortization of the convertible note that was converted in December 2011.

Net Loss.  Net loss for the three months ended June 30, 2012 was $789,587 an increase of $255,247, or 47.8%, as compared to net loss of $534,340 for the three months ended June 30, 2011.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Net Sales.  Net sales for the six months ended June 30, 2012 were $1,984,064, an increase of $212,951, or 12%, compared to $1,771,113 for the six months ended June 30, 2011. The increase is attributable to an increase in sales personnel for the six months ended June 30, 2012.

Cost of Sales. For the six months ended June 30, 2012, cost of sales was $1,366,995, an increase of $184,076, or 15. 6%, compared to $1,182,919 for the six months ended June 30, 2011.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin is 31.1 % for the six months ended June 30, 2012 as compared to 33.2 % for the six months ended June 30, 2011.  The decrease in gross margin is due to the additional of operations personnel.

Operating Expenses.  For the six months ended June 30, 2012, operating expenses were $1,885,070, an increase of $637,993, or 51.2%, as compared to $1,247,077 for the six months ended June 30, 2011. The majority of the increase in operating expenses for the six months ended June 30, 2012 is a result of increased officer’s salaries, sales salaries and sales commissions. Sales salaries increased $274,729 to $436,406, as compared to $161,677 for the six months ended June 30, 2011. Executive salaries expense increased $210,194 to $257,799, as compared to $47,605 for the six months ended June 30, 2011. Sales commission expense decreased $35,500 to $67,895, as compared to $103,396 for the six months ended June 30, 2011. Stock based compensation increased $137,056 to $169,016 for the six months ended June 30, 2012 as compared to $31, 960 for the six months ended June 30, 2011.

Other Expenses.   Interest income for the six months ended June 30, 2012 decreased $1,924 to $106 from $2,030 for the six months ended June 30, 2011. Interest expense and related debt discounts for the six months ended June 30, 2012 decreased $206,408 to $72,554 from $278,961 for the six months ended June 30, 2011. This is principally due to a the fact that convertible notes were converted in December 2011.

Net Loss.  Net loss for the six months ended June 30, 2012 was $1,340,449 an increase of $404,635, or 43.2%, as compared to net loss of $935,814 for the six months ended June 30, 2011.

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

During the six months ended June 30, 2012 the Company’s cash decreased $125,774 to $42,716 from $168,490 at December 31, 2011. Net cash of $557,496 was used in the Company’s operating activities and cash of $68,769 was used in investing activities, primarily funding capital expenditures. Net cash of $500,491 was provided by the Company’s financing activities, primarily due to the issuance of convertible debt of $500,000 and officer advances of $115,274 offset by capital lease and loan payments of $114,783.

The Company's working capital deficiency was $2,551,418 at June 30, 2012, increasing $269,640 from $2,281,778 at December 31, 2011. The increase is primarily due to the reduction in cash and new capital lease acquisitions.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2012

Item 4. Mine Safety Disclosures

None.

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

DATA STORAGE CORPORATION

Date: August 14, 2012	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)