Form 10-Q
period 2012-09-30
Data Storage Corp
filed 2012-11-20
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

As of November 19, 2012, 32,439,681 shares of common stock, par value $0.001 per share, were outstanding.

Explanatory Note:  The deadline for filing this Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”) was 5:30 p.m.  Eastern Standard time on Wednesday, November 14, 2012.  Data Storage Corporation (the “Company”) did not file the Form 10-Q by such deadline and is relying upon Release No. 68224 issued by the Commission, titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder,” dated November 14, 2012.

The Company is located in Garden City, NY on Long Island.  The Company’s offices were without power and internet access from when Hurricane Sandy struck Long Island on October 29, 2012 through mid-November.  Moreover, certain members of the Company’s executive team were also without electrical power and internet access at their personal residences on Long Island during approximately the same period. In addition, the Company’s auditors, Rosenberg Rich Baker Berman & Company (“RRBBC”), located in Somerset, NJ, also experienced disruptions as a result of the hurricane.  RRBBC was unable to access their offices and experienced disruptions in accessing firm email and telephone networks until mid-November. Due to these disruptions, the Company was not able meet the deadline for filing the Form 10-Q.

DATA STORAGE CORPORATION
FORM 10-Q
September 30, 2012

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$183,982	$168,490
Accounts receivable (less allowance for doubtful accounts of $58,000 2012 and $48,000 in 2011)	359,901	294,306
Deferred compensation	21,104	37,041
Deferred financing fees	57,088	38,132
Prepaid expense	213,463	218,675
Total Current Assets	835,538	756,644
Property and Equipment:
Property and equipment	3,433,426	3,024,302
Less—Accumulated depreciation	(2,041,248)	(1,680,484)
Net Property and Equipment	1,392,178	1,343,818
Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	13,442	26,614
Other assets	19,154	23,791
Intangible Assets, net	794,280	955,048
Employee loan	4,823	-
Total Other Assets	3,033,527	3,207,281
Total Assets	5,261,243	5,307,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,088,662	1,171,856
Credit line payable	100,292	100,292
Due to related party	138,253	124,752
Dividend payable	200,000	162,500
Deferred revenue	651,786	641,381
Leases payable	684,593	499,325
Loans payable	94,022	128,182
Liabilities to be settled in stock	155,000	172,000
Total Current Liabilities	3,112,608	3,000,288
Deferred rental obligation	16,419	21,341
Due to officer	753,196	624,818
Loan payable long term	-	11,887
Convertible debt	500,000
Leases payable long term	480,929	509,628
Total Long Term Liabilities	1,750,544	1,167,674
Total Liabilities	4,863,152	4,167,962
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,401,786 issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 32,439,681 and 28,912,712 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	32,440	28,913
Additional paid in capital	11,706,549	10,705,470
Accumulated deficit	(11,342,300)	(9,596,004)
Total Stockholders' Equity	398,091	1,139,781
Total Liabilities and Stockholders' Equity	$5,261,243	$5,307,743

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$1,012,613	$1,088,944	$2,996,677	$2,860,058

Cost of sales	629,752	694,786	1,996,725	1,877,706

Gross Profit	382,861	394,158	999,952	982,352

Selling, general and administrative	714,840	1,015,861	2,599,911	2,262,939

Loss from Operations	(331,979)	(621,703)	(1,599,959)	(1,280,587)

Other Income (Expense)
Gain on settlement of contingent consideration	-	176,497	-	176,497
Interest income	26	192	135	2,223
Amortization of debt discount	-	(76,671)	-	(230,013)
Interest expense	(36,415)	(77,595)	(108,970)	(203,215)
Total Other (Expense)	(36,389)	(22,423)	(108,837)	(254,508)

Loss before provision for income taxes	(368,368)	(599,280)	(1,708,794)	(1,535,095)

Provision for income taxes	-	-	-	-

Net Loss	(368,368)	(599,280)	(1,708,794)	(1,535,095)

Preferred Stock Dividend	(12,500)	(12,500)	(37,500)	(37,500)

Net Loss Available to Common Shareholders	$(380,868)	$(611,780)	$(1,746,294)	$(1,572,595)

Loss per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted Average Number of Shares - Basic and Diluted	29,749,738	22,505,475	29,275,911	20,867,185

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012		2011
Cash Flows from Operating Activities:
Net loss		$(1,708,794)	$(1,535,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		521,533	516,459
Noncash interest expense		33,288	67,923
Stock based compensation		196,986	52,420
Amortization of debt discount		-	230,014
Deferred compensation		29,111	35,790
Allowance for doubtful accounts		10,000	18,000
Gain on settlement of Contingent Consideration		-	(176,495)
Changes in Assets and Liabilities:
Accounts receivable		(75,595)	34,671
Prepaid expenses		5,212	(106,761)
Other assets		(187)	(31,524)
Accounts payable & accrued expenses		168,679	268,653
Deferred revenue		10,405	212,061
Deferred rent		(4,922)	(3,270)
Due to related party		-	13,500
Net Cash Used in Operating Activities		(814,284)	(403,654)

Cash Flows from Investing Activities:
Capital expenditures		(99,827)	(54,983)
Net Cash Used in Investing Activities		(99,827)	(54,983)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock		500,000	1,500,000
Proceeds from issuance of convertible debt		500,000	-
Advances from (payments on) credit line		-	322
Advances from officer		128,379	-
Repayments of capital lease obligations		(152,729)	(290,952)

Repayments of loan obligations		(46,047)	(673,674)
Net Cash Provided by Financing Activities		929,603	535,696

Increase in Cash and Cash Equivalents		15,492	77,059

Cash and Cash Equivalents, Beginning of Period		168,490	50,395

Cash and Cash Equivalents, End of Period		$183,982	$127,454

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest		$2,968	$7,820

Cash paid for income taxes	$		$-

Noncash Investing and Financing Activities:
Stock issued for deferred financing fees		$42,500	$-

Accrual of preferred stock dividend		$37,500	$37,500
Fixed assets acquired under capital leases		$309,297	$496,578
Issuance of capital stock in connection with acquisition of Safedata, LLC		$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2012, the Company has generated revenues of $2,996,677 but has incurred a net loss of $1,708,794. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2012 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2012 include 4,218,837 options, 28,642 warrants and 588,235 shares upon the conversion of debt.

Recently Issued and Newly Adopted Accounting Pronouncements

FASB ASU No. 2012-02, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, “Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.”

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

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2012	2011
Storage equipment	$2,200,372	$2,149,294
Website and software	216,086	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,687
Data Center	902,444	590,651
	3,433,426	3,024,302
Less: Accumulated depreciation	2,041,248	1,680,484
Net property and equipment	$1,392,178	$1,343,818

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $360,764 and $160,767, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		September 30, 2012		December 30, 2011
	Estimated life in Years	Gross amount	Accumulated Amortization	Gross amount	Accumulated Amortization
Goodwill	Indefinite	$2,201,828	-	$2,201,828	-
Intangible assets not subject to amortization	-	-	-		-
Trademarks	Indefinite	279,268	-	279,268	-
Intangible assets subject to amortization
Customer list	5	854,178	451,123	854,178	339,514
Non-compete agreements	4	262,147	150,190	262,147	101,031
Total Intangible Assets		1,395,593	601,313	1,395,593	440,545
Total Goodwill and Intangible Assets		$3,597,421	601,313	$3,597,421	$440,545

Scheduled amortization over the next five years

For the twelve months ending September 30,
2013	214,356
2014	195,240
2015	105,416
Total	$515,012

Amortization expense for the nine months ended September 30, 2012 and 2011 was $160,767 and $160,767 respectively.

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

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2012	$1,245,118
Less amount representing interest	(79,596)
Total obligations under capital leases	1,165,522
Less current portion of obligations under capital leases	(684,593)
Long-term obligations under capital leases	$480,929

 Long-term obligations under capital leases at September 30, 2012 mature as follows:

For the twelve months ending September 30,
2013	$684,593
2014	330,798
2015	150,131
$1,165,522

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	(404,390)
$1,167,394

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a JP Morgan Chase. The credit facility provides for $100,000 at prime plus .5%, 3.75% at September 30, 2012, and is secured by all assets of the Company and personally guaranteed by Mr. Piluso. As of September 30, 2012, the Company owed $100,292 underthe revolving credit line.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable balance as of September 30, 2012 is $94,022.

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

Minimum obligations under these lease agreements are as follows:

For the twelve months ending September 30,
2013	$77,681
2014	59,562
$137,243

Rent expense for the nine months ended September 30, 2012 and September 30, 2011 was $150,761 and $124,153 respectively.

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Mr. Piluso for the New York Data Center in New York. The rent expense for the data center is $1,500 per month.

As of September 30, 2012 the Company owed Mr. Piluso $753,196. These advances bear no interest and have no stated terms of repayment.  Mr. Piluso advanced the Company $128,379 during the nine months ended September 30, 2012.

Note 8 – Convertible debt

Related parties

On January 31, 2012 the Company entered into a $500,000, three year convertible promissory note with interest at 10% with Cliff Stein, a director of the Company.  The note is convertible into the Company’s common stock at $0.85 per share.

Note 9 - Stockholders’ Equity

Capital Stock

During the nine months ended September 30, 2012 the Company issued Three Million Three Hundred Thirty Three Thousand Three Hundred Thirty-Three (3,333,333) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.15 for an aggregate purchase price of $500,000.  The shares were issued to Charles M. Piluso, Cliff Stein, John Coghlan and Jan Burman four directors and their affiliates and the proceeds were used for general working capital.

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of common stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

Common Stock Options

2008 Equity Incentive Plan

In October 2008, the Company’s board of directors (the “Board”) adopted, the Euro Trend, Inc. 2008 Equity Incentive Plan (the “2008 Plan).  Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board. Awards may be granted pursuant to the 2008 Plan for 10 years from the date the Board approved the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board. From time to time, we may issue awards pursuant to the 2008 Plan.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of September 30, 2012.

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

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options

There are 1,142,899 options outstanding under this plan as of September 30, 2012. There were 857,101 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2012	2,563,115	$0.02 - 0.85	$0.28
Options Granted	1,692,501	.34-.39	0.39
Options Exercised	-	-	-
Options Expired	(36,779)	0.85	0.85
Options Outstanding at September 30, 2012	4,218,837	$0.02 - 0.85	$0.31

Options Exercisable at September 30, 2012	2,741,638	0.02 - 0.85	$0.28

Share-based compensation expense for options totaling $196,986 and $52,420 was recognized in our results for the nine months ended September 30, 2012 and 2011, respectively is based on awards vested. The 2012 options were valued at the grant date at $400,015 and are being amortized over five (5) years.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2012 are set forth in the table below.

	2012	2011
Weighted average fair value of options granted	$0.35	$0.41
Risk-free interest rate	1.59%	2.20%
Volatility	98.00%	74.98%
Expected life (years)	10	10

As of September 30, 2012, there was $400,264 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.8 years.

Common Stock Warrants

There were no common stock warrants granted during the nine months ended September 30, 2012.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2012	173,427	$0.01-0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	(144,785)	0.01	0.01
Warrants Cancelled	-	-	-
Warrants Outstanding at September 30,2012	28,642	0.02	0.02

Warrants exercisable at September 30, 2012	28,642	0.02	0.02

Note 10. - Subsequent Events

On October 31, 2012 the Company entered into an asset purchase agreement to purchase substantially all of the assets of Message Logic, Inc.  In connection with the acquisition, Data Storage Corporation issued 1,495,190 shares of its common stock, assumed liabilities totaling $373,051 and is scheduled to pay $800,000 over a period of two years providing certain benchmarks are attained.

Of the 1,495,190 shares the Company issued were 187,532 shares issued to Zojax Group, LLC  under stock purchase agreement. This stock was issued in exchange for $121,896 of debt Message Logic, Inc. owed to Zojax Group, LLC.

In connection with the acquisition of these assets, the Company entered into a two year employment agreement with Stephen Catanzano, the CEO of Message Logic, Inc.  The agreement calls for a base salary of $150,000 plus 20% of the annual revenue in excess of $1,000,000 related to the Message Logic.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Net Sales.  Net sales for the three months ended September 30, 2012 were $1,012,613, a decrease of $76,331, or 7%, compared to $1,088,944 for the three months ended September 30, 2011. The decrease is attributable to a decline in equipment sales and professional services revenue for the three months ended September 30, 2012.

Cost of Sales. For the nine months ended September 30, 2012, cost of sales was $1,996,725, an increase of $119,019, or 6.4%, compared to $1,877,706 for the nine months ended September 30, 2011.  The increase in cost of sales is directly attributable to the increase in sales personnel and related costs over the prior period. The Company's gross margin is 33.4 % for the nine months ended September 30, 2012 as compared to 34.3 % for the nine months ended September 30, 2011.  The decrease is gross margin is due to an increase in increase in technical staff for the nine months ended September 30, 2012.

Operating Expenses.  For the three months ended September 30, 2012, operating expenses were $714,840, a decrease of $301,021, or 29.7%, as compared to $1,015,861 for the three months ended September 30, 2011. The majority of the decrease in operating expenses for the three months ended September 30, 2012 is a result of a decrease in officer’s salary of $157,267, a decrease in sales commissions of $53,688 and a decrease in advertising expense of $32,347.

Other Income (expense).  Gain on settlement of contingent consideration for the three months ended September 30, 2012 decreased to $0 from $176,497  for the three months ended September 30, 2011. Interest expense and related debt discounts for the three months ended September 30, 2012 decreased $117,851 to $36,415 from $154,266 for the three months ended September 30, 2011. This is principally due to a reduction of accrued interest and the amortization of the debt discount on the convertible note that was converted in December 2011.

Net Loss.  Net loss for the three months ended September 30, 2012 was $368,368 a decrease of $230,912, or 38.6%, as compared to net loss of $599,280 for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Net Sales.  Net sales for the nine months ended September 30, 2012 were $2,996,677, an increase of $136,619, or 4.8%, compared to $2,860,058 for the nine months ended September 30, 2011. The increase is attributable to an increase in sales personnel for the nine months ended September 30, 2012.

Cost of Sales. For the nine months ended September 30, 2012, cost of sales was $1,996,725, an increase of $119,019, or 6.4%, compared to $1,877,706 for the nine months ended September 30, 2011.  The increase in cost of sales is directly attributable to the increase in sales and related costs over the prior period. The Company's gross margin is 33.4 % for the nine months ended September 30, 2012 as compared to 34.3 % for the nine months ended September 30, 2011.  The decrease is gross margin is due to an increase in increase in technical staff for the nine months ended September 30, 2012.

Operating Expenses.  For the nine months ended September 30, 2012, operating expenses were $2,599,911, an increase of $336,972, or 14.9%, as compared to $2,262,939 for the nine months ended September 30, 2011. The majority of the increase in operating expenses for the nine months ended September 30, 2012 is a result of increased officer’s salaries and sales salaries. Sales salaries increased $310,719 to $608,675, as compared to $297,956 for the nine months ended September 30, 2011. Executive salaries expense increased $52,927 to $384,327, as compared to $331,400 for the nine months ended September 30, 2011. Stock based compensation increased $125,924 to $210,157 for the nine months ended September 30, 2012 as compared to $84,233 for the nine months ended September 30, 2011.

Other Income (Expenses).  Gain on settlement of contingent consideration for the nine months ended September 30, 2012  decreased to $0 from $176,497.   Interest expense and related debt discounts for the nine months ended September 30, 2012 decreased $324,258 to $108,970 from $433,228 for the nine months ended September30, 2011. This is principally due to the fact that convertible notes were converted in December 2011.

Net Loss.  Net loss for the nine months ended September 30, 2012 was $1,708,794 an increase of $173,699, or 11.4%, as compared to net loss of $1,535,095 for the nine months ended September 30, 2011.  The increased loss is directly attributable to the increase in sales personnel for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  During the remainder of 2012 and in 2013, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the nine months ended September 30, 2012 the Company’s cash increased $15,492 to $183,982 from $168,490 at December 31, 2011. Net cash of $814,284 was used in the Company’s operating activities and cash of $99,827 was used in investing activities, primarily funding capital expenditures. Net cash of $929,603 was provided by the Company’s financing activities, primarily due to the issuance of convertible debt of $500,000 proceeds from the sale of common stock of $500,000 and officer advances of $128,379 offset by capital lease and loan payments of $198,776.

The Company's working capital deficiency was $2,270,070 at September 30, 2012, increasing $33,426 or 1.5% from $2,198,776 at December 31, 2011.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012 the company issue three Million Three Hundred Thirty Three Thousand Three Hundred Thirty-Three (3,333,333) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.15 for an aggregate purchase price of $500,000.  The shares were issued to Charles M. Piluso, John Coghlan, Cliff Stein and Jan Burman, four existing directors and their affiliates,  The funds were used for working capital. The shares were issued in reliance upon applicable exemptions from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2012

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

DATA STORAGE CORPORATION

Date: November 20, 2012	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)