Form 10-K
period 2012-12-31
Data Storage Corp
filed 2013-04-16
CIK 1419951

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405)  is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company	Smaller reporting company	☒

The aggregate market value of the 6,071,362 shares of common stock held by non-affiliates of the registrant as of June 30, 2012, was $2,367,831.

The number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 33,165,915.

Data Storage Corporation

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Overview

CORPORATE HISTORY

Data Storage Corporation, (“DSC”) is the result of several consolidations and is strategically positioned to continue its consolidation strategy.  To date, DSC consummated (i) a share exchange with Euro Trend Inc. in October 20, 2008, (ii) an asset acquisition of SafeData, LLC (“SafeData”) in June 2010, and (iii) an asset acquisition of Message Logic LLC, (“Message Logic”) in October 2012.

On October 20, 2008 we completed a share exchange agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, DSC, the accounting acquirer, is regarded as the predecessor entity.

On June 17, 2010 we entered into an asset purchase agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s mid-range equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData accounts payable and receivables.  In June of 2011 we made a final payment net of holdback of $482,308 and we issued the remaining balance of $150,000 in Common Stock.  The final settlement resulted in a gain of $176,497.

On October 31, 2012, DSC purchased the assets of Message Logic including email compliance software all source code to Message Logic’s email archival and data analytics software and select fixed assets.  In exchange for the assets, at closing, DSC gave 725,960 shares of it’s common stock and assumed liabilities of $102,109.  The contingent purchase price provides for up to 769,290 additional shares of DSC common stock and $800,000.  This contingent purchase price is based upon the achievement of certain metrics at the end of the 7th, 13th 19th and 25th months as defined in the asset purchase agreement dated October 31, 2012.

In November 2012, DSC entered into a joint venture partnership with an IBM partner, ABC Services Inc. to provide an IBM Infrastructure as a service (“IaaS”) offering, marketed under the name Aegis, a New York LLC.

In November 2012, DSC also entered into agreements with Amazon AWS to offer its Message Logic email archiving software through the AWS marketplace and to offer stand-by-server and storage solutions.

In November 2012, DSC also entered into an agreement with Dell for distribution of its Message Logic email archiving solution.

In December 2012, DSC was accepted as an IBM Service provider for cloud solutions.

The result of these acquisitions, joint venture and strategic alliances combined with DSC’s legacy disaster recovery and business continuity solutions positions DSC as a potential leader in business to business cloud storage and cloud computing sector specializing in email compliance Software as a Service (SaaS), Windows Infrastructure as a Service (IaaS) and IBM iSeries Platform as a Service (PaaS).  DSC will continue to provide our solutions and continue our planned industry consolidations.

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

DSC, an 11 year veteran in cloud storage and cloud computing solutions, provides data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships for distribution with Dell, Amazon and IBM among others.

Headquartered in Garden City, N.Y., DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy set forth in 2012

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010 we expanded our solutions based on the asset acquisition of SafeData. In 2012 we continued to assimilate organizations, expanded our technology as well as technical group and positioned the new organization for growth.  In October 2012 we purchased the software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Massachusetts, Rhode Island, and New York. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

DSC is in the position today to leverage our infrastructure, data center, equipment capacity and leadership team to grow revenue to significant levels. Positioned for organic growth, although a strategy will be to grow through acquisition of similar solutions such as data vaulting, cloud recovery services, disaster recovery and business continuity solutions, e-discovery and infrastructure-as-a-service (“IaaS”) companies. DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our objective is to reduce costs through economies of scale while increasing market share and consolidating efforts. We believe that through a strategy of increasing our direct sales force and partnership program as well as acquisition of synergistic services providers we can create significant value.

Our Acquisition Strategy

We believe that the opportunity exists today to acquire and consolidate synergetic companies in this fragmented industry. This strategy will enable DSC to create a national presence, and a recognizable premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

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

DESCRIPTION OF SERVICES AND SOLUTIONS

DSC delivers and supports a broad range of premium cloud-based solutions focusing on data protection and recovery services utilizing High Availability with Hosted Replication, Data Storage, Data Backup and Data Recovery.

Vaulting:  A fully automated service designed to reduce the overall costs associated with backup, recovery and archiving of application and file servers and to centralize and streamline data protection and retention processes.

Disaster Recovery (“DR”): A data recovery solution leveraging electronic vaulting technology and standby servers for businesses with recovery time objectives of 10 hours or less operating on IBM system i platforms.

High Availability (“HA”): A high-availability solution for organizations with recovery time objectives of 15 minutes or less.

SafeData Cloud:  A fully managed service, offering “capacity on demand” for IBM Power Systems (AS400/IBM i, AIX) and Windows based applications. This infrastructure as a service is secure and reliable solution for enterprises.

Voice over Internet Protocol (“VoIP”)*:  Hosted, high-speed broadband telephony services that offer superior features and access to traditional telephony services.

Email Archival & Analytics*: Services designed to keep email and message content safe, secure and accessible with powerful, cost-efficient email and IM archiving, monitoring and retrieval that is flexible, scalable and dependable.

OVERVIEW:

DSC provides cloud solutions focused on disaster recovery and business continuity on a subscription basis in the USA and Canada.  The solutions assist organizations in protecting their data, minimize downtime, ensure regulatory compliance and recover and restore data within their recovery objectives.  Through our multiple data centers and by leveraging leading technologies, DSC delivers and supports a broad range of premium solutions for both Windows and IBM environments that assist clients in saving time and money, gain more control of and better access to data and, enable the highest level of security for their data.  DSC’s solutions include: offsite data protection and recovery services, high availability (“HA”) replication services, email compliance solutions for e-discovery, continuous data protection, data de-duplication, virtualized system recovery and telecom recovery services.

Headquartered in Garden City, N.Y., we provide solutions and services to businesses in the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

SERVICES AND SOLUTIONS:

DSC has become one of the leading companies in High Availability and Virtual Disaster Recovery of the IBM Mid-Range Power Systems.   Our overall core competencies within the cloud are the following: Data Vaulting, Virtual Disaster Recovery and High Availability using Cloud Storage, Recovery and Computing Subscription Solutions.

High Availability (“HA”)

Our cloud-based HA services provide businesses with cost-effective access to best-in-class replication technologies for organizations of all sizes, operating in IBM iSeries/AS400, MS Windows, UNIX, Linux and AIX environments. For those companies that have recovery time objectives of 1 hour or less, DSC’s HA solution meets the high availability demands of their business. DSC’s HA solution is a subscription-based high availability offering.  For a monthly subscription fee and long-term contract, DSC creates and maintains a mirror of its clients’ mission-critical systems and data at a secure off-site data center ensuring their business is “switch ready.”  During either planned or unplanned downtime, DSC’s HA solution ensures the business will continue to operate, by providing an essential Infrastructure-as-a-service (IaaS), switchable “mirror” of a client’s data and applications.

In the event of an outage, the DSC system becomes the client’s production system.  When the client’s production system is again operational, the DSC server updates the client’s system with any new data.  When downtime is planned, the customer can switch to the DSC server and run its production applications.

Benefits of DSC’s HA include:

●	data and application availability in one hour or less
●	cost-effective
●	easy to implement and manage
●	reliable backup and recovery

Disaster Recovery (“DR”)

Organizations may not require real-time recovery.  For those with recovery time objectives of 10 hours or less, DSC’s DR Standby Server subscription-based service is a viable option requiring little or no initial capital expenditure.

DR is available for the IBM System iSeries, UNIX, AIX and Windows operating systems.  DR instantly transfers data off-site to one of DSC’s secure data centers.  All data is encrypted prior to transmission and remains encrypted “in-flight” and “at rest” to ensure protection and to meet today’s compliance standards.

Benefits of DR include:

●	fast recovery times (in hours, not days)
●	no tapes to get lost or damaged
●	virtual recovery that fully protects your server investment
●	eliminate data recovery burden on IT resources

Vaulting for Backup, Recovery & Archiving (Offsite, Remote, and Local-only)

DSC offers a fully automated service designed to reduce the overall costs associated with backup and recovery of application and file servers that enables organizations to centralize and streamline their data protection process. Business-critical data can be backed up any time, while servers are up and running.

The essence of data backup is simply the scheduled movement of “point-in-time” snapshots of data across a network to a remote location.  DSC’s disk-to-disk backup and recovery solution is reliable and easy-to-use.  As part of this service, DSC offers Continuous Data Protection (“CDP”), delta block processing, data de-duplication and large volume protection.

DSC’s Vault has significant advantages over traditional backup software:

●	immediate off-site backup
●	reduced backup windows
●	elimination of tape management issues
●	minimized costs associated with distributed backups
●	elimination of human intervention
●	encryption of all backed up data
●	optimized bandwidth

BENEFITS AND FEATURES OF DSC SOLUTIONS:

Data Archiving – Lifecycle Management

Backup data must be managed throughout its lifecycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (“RTO”). DSC offers policy-based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. DSC creates restorable point-in-time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction.  All of an enterprise's data can be placed into one of two categories. Critical information is that which is needed for day-to-day operations and resides in the system's primary storage for fast access. Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite

Continuous Data Protection (“CDP”)

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

COMPETITION

High Availability and Virtual Disaster Recovery Services

The following vendors compete with DSC within the HA and virtual DR services sector: HP Services, IBM Business Continuity and Recovery Services, and SunGard.  Recently these companies have expanded into data vaulting to target smaller clients.

Data Vaulting

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

Not applicable.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        DESCRIPTION OF PROPERTY

Our principal office is located at 401 Franklin Avenue, Garden City, NY 11530.  Our other properties include data centers located at 250A Centerville Road Warwick, RI 02886; 875 Merrick Avenue, Westbury, NY 11590 and 115 Second Avenue Waltham, MA 02451.  Our corporate telephone number is (212) 564-4922.

ITEM 3.        LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol "DTST". Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. DSC has conducted private stockholder sales to qualified investors for $3.7 million dollars over the last three years.

Quarterly ended	Low Price	High Price
March 31, 2011	$0.04	$0.06
June 30, 2011	$0.06	$0.15
September 30, 2011	$0.05	$0.74
December 31, 2011	$0.40	$1.50
March 31, 2012	$0.40	$0.83
June 30, 2012	$0.12	$0.50
September 30, 2012	$0.15	$0.39
December 31, 2012	$0.05	$0.15

HOLDERS OF OUR COMMON STOCK

As April 15, 2013, we had 41 shareholders of our Common Stock.

DIVIDEND POLICY

DSC has not declared or paid dividends on common stock since its formation, and do not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of DSC’S Board and will depend on the then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. There are no contractual restrictions on our ability to declare or pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation—“2008 Equity Incentive Plan” and “2010 Incentive Award Plan”” on page 44 for DSC’s equity compensation plan information.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

DSC, an 11 year veteran in cloud storage and cloud computing solutions, provides data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships for distribution with Dell, Amazon and IBM among others.

Headquartered in Garden City, N.Y., DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries

DSC derives its revenues from the sale and subscription of services and solutions DSC has equipment in three technical centers: Westbury, New York; Boston, MA and Warwick, RI.

DSC services customers from its New York and Rhode Island premises, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. DSC’s mission is to provide a high level of service to organizations that need to ensure that their data is intact and available upon demand.

DSC varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATION

Year ended December 31, 2012 as compared to December 31, 2011

Net Sales.  Net sales for the year ended December 31, 2012 were $4,018,351 and increase of $78,028 or 2%, compared to $3,940,323 for the year ended December 31, 2011. The increase in sales is the result of an increase in recurring sales revenues of $283,944 to $3,793,608 for the year ended December 31, 2012 from $3,509,664 for the year ended December 31, 2011, offset by a decrease of in non-recurring revenue of $205,916 to $224,742 for the year ended December 31, 2012 from $430,658 for the year ended December 31, 2011

Cost of Sales. For the year ended December 31, 2012, cost of sales was $2,715,060 an increase of $205,139 from $2,509,921 for the year ended December 31, 2011.  The increase in cost of sales is directly attributable to the increase in recurring sales which have a higher cost of sale than non-recurring sales which are typically generated from fixed labor costs. DSC's gross margin is 32.4 % for the year ended December 31, 2012 as compared to 36.3 % for the year ended December 31, 2011.

Operating Expenses.  For the year ended December 31, 2012, operating expenses were $3,468,423 an increase of $211,332 as compared to $3,257,091 for the year ended December 31, 2011. The majority of the increase in operating expenses for the year ended December 31, 2012 is a result of increased salaries. Sales salaries increased $262,935 to $750,174 for the year ended December 31, 2012, as compared to $487,238 for the year ended December 31, 2011. Executive salaries expense increased $46,650 to $507,656, as compared to $461,006 for the year ended December 31, 2012 and 2011. Sales commission expense decreased $259,419 to $109,055, as compared to $368,474 for the year ended December 31, 2012 and 2011.  This is a result of more new sales being generated by internal sales force who are paid by salary as opposed to new sales by partners.

Other Expenses. Interest income for the year ended December 31, 2012 decreased $2,078 to $166 from $2,244 for the year ended December 31, 2011. Amortization of debt discount for the year ended December 31, 2012 decreased $753,935 to $0 from $753,935 for the year ended December 31, 2011, due to the conversion of related debt on December 31, 2011. Amortization of deferred financing fees for the year ended December 31, 2012 decreased $4,294 to $74 from $4,368 for the year ended December 31, 2011.  Loss on extinguishment of debt for the year ended December 31, 2012 decreased $142,925 to $0 from $142,925 for the year ended December 31, 2011, due to the conversion and settlement of debt on December 31, 2011.  Loss on settlement of liabilities for the year ended December 31, 2012 decreased $8,975 to $0 from $8,975 for the year ended December 31, 2011. Interest Expense for the year ended December 31, 2012 decreased $102,491 to $143,005 from $245,496 for the year ended December 31, 2011.

Net Loss.  Net loss for the year ended December 31, 2012 was ($2,308,045) a decrease of $495,602 as compared to net loss of ($2,803,647) for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business.  DSC has been funded by Mr. Charles M Piluso, DSC’s Chief Executive Officer and largest shareholder combined with private placements of DSC’s common stock. DSC has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund DSC on an as needed basis.  In 2013 we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the year ended December 31, 2012 DSC’s cash decreased $95,734 to $72,756 from $168,490 at December 31, 2011. Net cash of $806,737 was used in DSC’s operating activities and cash of $106,053 was used in investing activities, primarily funding capital expenditures. Net cash of $817,056 was provided by DSC’s financing activities.  This is the result of a $500,000 convertible debt issuance a $500,000 common stock issuance, $133,502 in advances from a company shareholder offset by $220,584 in capital lease payments, payment of preferred dividend and offset by  $92,757 on loan payments.

DSC's working capital deficit was ($3,064,207) at December 31, 2012, decreasing $782,431 from ($2,281,776) at December 31, 2011. The decrease is primarily due to the decrease in cash and increase in payables resulting from operating losses.

Share Based Compensation

DSC follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees. DSC has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded.

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

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. DSC’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. DSC’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. DSC uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s).

CRITICAL ACCOUNTING POLICIES

DSC's financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on DSC’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) . ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on DSC’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on DSC’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on DSC’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

OFF BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2012 and 2011, DSC had interest expense, net of interest income, of approximately $142,839 and $243,252, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

DSC’s exposure to market risk is confined to its cash and cash equivalents, all of which have maturities of less than three months and bear and pay interest in U.S. dollars. Since DSC invests in highly liquid, relatively low yield investments, we do not believe interest rate changes would have a material impact on us.

DSC does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DSC

We have audited the accompanying balance sheets of DSC as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and cash flows for each of the years then ended. DSC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2013

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$72,756	$168,490
Accounts receivable (less allowance for doubtful
accounts of $26,801 in 2012 and $48,000 in 2011)	201,483	294,306
Deferred Compensation	17,562	37,041
Prepaid Expenses and other current assets	184,752	218,675
Total Current Assets	476,553	718,512

Property and Equipment:
Property and equipment	3,851,104	3,024,302
Less—Accumulated depreciation	(2,189,024)	(1,680,484)
Net Property and Equipment	1,662,080	1,343,818

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	9,052	26,614
Other assets	65,923	61,923
Intangible Assets, net	903,761	955,048
Total Other Assets	3,180,564	3,245,413

Total Assets	5,319,197	5,307,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,214,580	1,343,855
Credit line payable	100,292	100,292
Due to related party	162,804	124,753
Dividend Payable	212,500	162,500
Deferred revenue	722,658	641,381
Leases payable	715,095	499,325
Loans payable	47,312	128,182
Contingent consideration in Message Logic acquisition	365,519	-
Total Current Liabilities	3,540,760	3,000,288

Deferred rental obligation	14,403	21,341
Due to officer	758,320	624,818
Loan payable long term	-	11,887
Leases payable long term	382,572	509,628
Convertible debt - Related party	500,000	-
Total Long Term Liabilities	1,655,295	1,167,674

Total Liabilities	5,196,055	4,167,962

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
33,165,915 and 28,912,712 shares issued and outstanding, respectively	33,166	28,913
Additional paid in capital	12,042,623	10,705,470
Accumulated deficit	(11,954,049)	(9,596,004)
Total Stockholders' Equity	123,142	1,139,781
Total Liabilities and Stockholders' Equity	$5,319,197	$5,307,743

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

Sales	$4,018,351	$3,940,323

Cost of sales	2,715,060	2,509,921

Gross Profit	1,303,291	1,430,402

Selling, general and administrative	3,468,423	3,257,091

Loss from Operations	(2,165.132)	(1,826,689)

Other Income (Expense)
Gain on settlement of contingent consideration	-	176,497
Impairment of intangible assets	-	-
Interest income	166	2,244
Amortization of debt discount	-	(753,935)
Amortization of deferred financing fees	(74)	(4,368)
Loss on extinguishment of debt	-	(142,925)
Loss on settlement of liabilities	-	(8,975)
Interest expense	(143,005)	(245,496)
Total Other (Expense)	(142,913)	(976,958)

Loss before provision for income taxes	(2,308,045)	(2,803,647)

Provision for income taxes	-	-

Net Loss	(2,308,045)	(2,803,647)

Preferred Stock Dividend	(50,000)	(50,000)

Net Loss Available to Common Shareholders	$(2,358,045)	$(2,853,647)

Loss per Share – Basic and Diluted	$(0.08)	$(0.13)
Weighted Average Number of Shares - Basic and Diluted	30,194,221	21,690,051

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011

Net loss	$(2,308,045)	$(2,803,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	728,001	694,393
Amortization of debt discount	-	753,934
Non cash interest expense	45,890	167,925
Loss on extinguishment of debt	-	142,925
Loss on settlement of liabilities	-	8,975
Deferred compensation	19,480	19,333
Deferred financing fees	-	4,368
Allowance for doubtful accounts	(21,199)	31,000
Stock based compensation	300,266	78,836
Gain on settlement of contingent consideration	-	(176,496)
Changes in Assets and Liabilities:
Accounts receivable	114,021	62,391
Other assets	12,144	(5,138)
Prepaid expenses and other current assets	33,923	(155,460)
Employee Loan	(10,000)	23,000
Accounts payable and accrued expenses	245,450	459,234
Deferred revenue	2,219	179,657
Deferred rent	(6,938)	(4,723)
Due to related party	38,051	-
Net Cash Used in Operating Activities	(806,737)	(519,493)

Cash Flows from Investing Activities:
Capital expenditures	(106,053)	(96,575)
Net Cash Used in Investing Activities	(106,053)	(96,575)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	500,000	1,755,000
Issuance of convertible debt	500,000	-
Repayments of capital lease obligations	(220,584)	(328,470)
Repayments of loan obligations	(92,757)	(133,673)
Advances from credit line	-	322
Payment of preferred dividend	-	(12,500)
Repayment of contingent consideration	(3,105)	(546,516)
Advances from shareholder	133,502	-
Net Cash Provided by Financing Activities	817,056	734,163

Increase (Decrease) in Cash and Cash Equivalents	(95,734)	118,095

Cash and Cash Equivalents, Beginning of Year	168,490	50,395

Cash and Cash Equivalents, End of Year	$72,756	$168,490

Cash paid for interest	$50,012	$76,571
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Stock issued in connection with Message Logic	$108,894	$-
Accrual of preferred stock dividend	$50,000	$50,000
Warrants issued with convertible debt	$-	$-
Stock issued in connection with acquisition of SafeData, LLC	$-	$150,000
Fixed assets acquired under capital leases	$309,297	$895,957
Stock issued for settlement of payables	$-	$255,000
Stock issued for financing fees	$42,500	$42,500
Stock issued for deferred compensation	$443,664	$21,250
Stock issued in settlement of convertible debt	$-	$1,000,000
Stock issued for accrued interest	$-	$129,166

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Preferred Stock			Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance January 1, 2011	1,401,786	$1,402		17,860,331	$17,861	$7,313,844	$(6,742,357)	$590,750

Common stock issued in private placement	-	-		3,940,777	3,941	1,751,059	-	1,755,000

Common stock issued in debt conversion	-	-		2,564,098	2,564	997,436	-	1,000,000

Common stock issued in lieu of interest	-			400,002	398	271,695	-	272,093

Warrants exercised	-	-		2,997,632	2,998	(2,998)	-	-

Stock issued in settlement of contingent liability	-	-		428,571	429	149,571	-	150,000

Common stock issued in equity financing	-	-		50,000	50	42,450	-	42,500

Stock based compensation	-	-		-	-	78,837	-	78,837)

Stock issued for services provided	-	-		25,000	25	21,225	-	21,250)

Stock Options exercised	-	-		837,730	838	(838)	-	-

Common stock issued in private placement	-	-		3,940,777	3,941	1,751,059	-	1,755,000

Common stock issued in debt conversion	-	-		2,564,098	2,564	997,436	-	1,000,000

Common stock issued in lieu of interest	-		-	400,002	398	271,695	-	272,093

Warrants exercised	-	-		2,997,632	2,998	(2,998)	-	-

Stock issued in settlement of contingent liability	-	-		428,571	429	149,571	-	150,000

Common stock issued in equity financing	-	-		50,000	50	42,450	-	42,500

Stock based compensation	-	-		-	-	78,837	-	78,837

Stock issued for services provided	-	-		25,000	25	21,225	-	21,250

Stock Options exercised	-	-		837,730	838	(838)	-	-

Stock issued in settlement of accounts payable	-	-		300,000	300	254,700	-	255,000

Stock issuance cancellations	-	-		(491,429)	(491)	(171,509)	-	(172,000)

Net loss	-	-		-	-	-	(2,803,647)	(2,803,647)

Preferred stock dividend	-	-		-	-	-	(50,000)	(50,000)

Balance December 31, 2011	1,401,786	1,402		28,912,712	28,913	10,705,470	(9,596,004)	1,139,781

Stock based compensation	-	-		-	-	282,704	-	282,704

Stock issued in settlement of accrued compensation	-	-		-	-	443,664	-	443,664

Common Stock issued in equity financing	-	-		50,000	50	6,094	-	6,144

Warrants exercised	-	-		143,910	144	(144)	-	-

Stock issued Message Logic	-	-		725,960	726	108,168	-	108,894

Stock Options exercised	-	-		-	-	-	-	-

Common stock issued in private placement	-	-		3,333,333	3,333	496,667	-	500,000

Net loss	-	-		-	-	-	(2,308,045)	(2,308,045)

Preferred stock dividend	-	-		-	-	-	(50,000)	(50,000)

Balance December 31, 2012	1,401,786	$1,402		33,165,915	$33,166	$12,042,623	$(11,954,049)	$123,142

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1 – Description of business, organization and other matters

Description of Business

Data Storage Corporation, (“DSC”) is the result of several consolidations and is strategically positioned to continue its consolidation strategy.  To date, DSC consummated (i) a share exchange with Euro Trend Inc. on October 20, 2008 (ii) an asset acquisition of SafeData, LLC (“SafeData”) in June 2010 and (iii) an asset acquisition of Message Logic LLC, (“Message Logic”) in October 2012.

On October 20, 2008 we completed a Share Exchange Agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the DSC’s Shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, DSC, the accounting acquirer, is regarded as the predecessor entity.

On June 17, 2010 we entered into an Asset Purchase Agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s Mid-Range Equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of Safe Data’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData Accounts Payable and Receivables.  In June of 2011 DSC made a final payment net of holdback of $482,308 and we issued the remaining balance of $150,000 in Common Stock.  The final settlement resulted in a gain of $176,497.

On October 31, 2012 DSC purchased the assets of Message Logic, LLC including email compliance software all source code to Message Logic’s email archival and data analytics software and select fixed assets.  In exchange for the assets, at closing, DSC gave 725,960 shares of its common stock and assumed liabilities of $102,109.  The contingent purchase price provides for up to 769,230 additional shares of DSC common stock and $800,000.  This contingent purchase price is based upon the achievement of certain metrics at the end of the 7th, 13th 19th and 25th months as defined in the Asset Purchase Agreement dated October 31, 2012.

Further, on August 2012 DSC has entered into a Joint Venture Partnership with an IBM partner, ABC Solutions to provide an IBM Infrastructure as a service (IaaS) offering, marketed under the name Aegis, a New York LLC. Additionally, on November 12th 2012 DSC entered into an agreement with Amazon AWS; an agreement with IBM for their cloud solutions on December 10th 2012; and, Dell for distribution of our Message Logic email archiving solution on November 12th 2012.

The result of these acquisitions and joint venture combined with DSC’s legacy solutions of disaster recovery and business continuity positions DSC as a potential leader in business to business cloud storage and cloud computing sector specializing in providing email compliance Software as a Service (SaaS), Windows Infrastructure as a Service (IaaS) and IBM iSeries Platform as a Service (PaaS).

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2012, DSC has generated revenues of $4,018,351 but has incurred a net loss of $2,308,045. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  DSC has been funded by Mr. Charles M. Piluso, DSC’s Chief Executive Officer and largest shareholder since inception as well as several Directors.  It is the intention of Charles Piluso to continue to fund DSC on an as needed basis.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “ Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ” (“ASU 2011-11”) . ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, DSC, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2012 and 2011 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2012, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2012 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.  The carrying values of the company’s long-term debt approximates their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the company.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $127,756 and $187,463 for advertising costs for the years ended December 31, 2012 and 2011, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2012 include 6,212.992 options and 28,642 warrants. outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2011 include 2,563,115 options and 173,427 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

December 31,
2012		2011
Storage equipment	$2,205,243	$2,149, 294
Website and software	622,667	169,833
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,687
Data Center Equipment	908,670	590,651
	3,851,104	3,024,302
Less: Accumulated depreciation	2,189,024	1,680,484
Net property and equipment	$1,662,080	$1,343,818

Depreciation expense for the years ended December 31, 2012 and 2011 was $508,539 and $480,036, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		December 31, 2012
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	383,354
Non-compete agreements	4	262,147	166,574

Total Intangible Assets		1,453,689	549,928

Total Goodwill and Intangible Assets		$3,665,517	$549,928

Scheduled amortization over the next five years as follows:

Twelve months ending December 31,
2013	$244,992
2014	209,492
2015	98,844
2016	30,635
2017	25,530
Total	$609,495

Amortization expense for the year ended December 31, 2012 and 2011 were $219,462 and $214,357 respectively

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $56,136 through various dates in 2012 and 2011. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2012	$1,162,453
Less amount representing interest	(64,786)
Total obligations under capital leases	1,097,667
Less current portion of obligations under capital leases	(715,095)
Long-term obligations under capital leases	$382,572

Long-term obligations under capital leases at December 31, 2012 mature as follows:

For the year ending December 31, 2013	$715,095
2014	329,700
2015	52,872

$1,097,667

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	510,151

$1,061,633

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2012, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2012, the Company owed $100,292 under this agreement.

Loan Payable

On August 04, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed to SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 04, 2013. The note payable is in arrears and has a balance as of December 31, 2012 is $47,312.

Total maturities of the long term debt are as follows:

For the year ending December 31, 2013	$47,312

Operating Leases

The Company currently leases office space in Garden City, NY and Warwick, RI.

The lease for office space in Warwick, RI calls for monthly payments of $5,400 plus a portion of the operating expenses beginning in April 2012 and ending in December 2012.  We are currently operating under a month to month agreement.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.

Minimum obligations under these lease agreements are as follows:

For the year Ending December 31,:
2013	$78,259
2014	39,709
$117,968

Rent expense for the years ended December 31, 2012 and December 31, 2011 was $188,721 and $178,581 respectively.

 Note 7 – Convertible debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company.  The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%.  Interest is payable quarterly through the maturity date of January 31, 2015.  DSC has accrued interest on this note totaling $45,890 and is in arrears on its interest payments.

Note 8 - Stockholders’ Equity

Capital Stock

During the year ended December 31, 2012 the Company issued Three Million Three Hundred Thirty Three Thousand Three Hundred Thirty-Three (3,333,333) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.15 for an aggregate purchase price of $500,000.  The shares were issued to Charles M. Piluso, Cliff Stein, John Coghlan and Jan Burman four directors and their affiliates, the proceeds were used for general working capital.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of December 31, 2012.  During the year ended December 31, 2012 DSC issued 570,602 shares under the 2008 Plan.

2010 Incentive Award Plan

The Company has reserved 2,000,000 shares of common stock for issuance under the terms of the DSC 2010 Incentive Award Plan (the “2010 Plan”). The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement.

On April 23, 2012, the Board of Directors of the Company amended and restated the DSC 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated DSC Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options

There are 3,137,054 options outstanding under this plan as of December 31, 2012. During the year ended December 31, 2012 the Company issued 3,137,054 common stock options under the 2010 Plan which was amended, restated and renamed the “Amended and Restated DSC Incentive Award Plan”.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2011	3,670,169	$0.02 - 0.36	$0.09
Options Granted	522,215	0.31 - 0.36	0.35
Options Exercised	(1,583,592)	0.02	0.02
Options Cancelled	(45,677)	0.32	0.32
Options Outstanding at December 31, 2011	2,563,115	$0.02 - 0.36	$0.14
Options Granted	3,707,656	0.41 - 0.85	0.24
Options Exercised	-	-	-
Options Expired	(36,779)	0.32	0.85
Options Outstanding at December 31, 2012	6,232,992	$0.02 - 0.85	$0.26

Options Exercisable at December 31, 2012	2,740,168	$0.02 - 0.85	$0.27

Share-based compensation expense for options totaling $300,267 was recognized in our results for the year ended December 31, 2012 is based on awards vested. The company also issued options valued at $443,664. The options were valued at the grant date at $671,687.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Weighted average fair value of options granted	$0.26	$0.37
Risk-free interest rate	1.59%	2.20%
Volatility	98.0%	74.98%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of December 31, 2011, there was approximately $424,768 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.9 years.

Common Stock Warrants

There were no common stock warrants granted during the year ended December 31, 2012.

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2011	3,225,865	$0.02	$0.02
Warrants Granted	-0-	-0-	-0-
Warrants Exercised	3,052,438	-0-	-0-
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2011	173,427	$0.02	$0.02
Warrants Granted	-0-	-0-	-0-
Warrants Exercised	144,785	0.01	0.01
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2012	28,642	$0.02	$0.02

Warrants exercisable at December 31, 2012	28,642	$0.02	$0.02

During the year ended December 31, 2011, 3,197,223 warrants were exercised in a cashless transaction resulting in the issuance of 2,997,632 shares of common stock. During the year ended December 31, 2012 warrants were exercised in a cashless transaction resulting in the issuance of 143,910 shares of common stock.

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

Stock Issuances

During the year ended December 31, 2012 the company issued 4,109,293 shares of its common stock; 3,333,333 were issued for $500,000, 50,000 shares were issued in connection with the equity line from Southridge Partners II, LP, 725,960 shares were issued in connection with the acquisition of Message Logic, LLC, and 143,910 under a cashless warrant exercise.

During the year ended December 31, 2011 the company issued 3,940,777 shares of common stock for an aggregate $255,000 to unrelated independent investors and $1,500,000 to a Director.

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

During 2011 the company issued 300,000 shares of common stock in settlement of accounts payable and 50,000 shares in connection with a financing.

Note 9 - Related Party Transactions

During the year ended December 31, 2012 the Company issued Three Million Three Hundred Thirty Three Thousand Three Hundred Thirty-Three (3,333,333) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.15 for an aggregate purchase price of $500,000.  The shares were issued to Charles M. Piluso, Cliff Stein, John Coghlan and Jan Burman four directors and their affiliates.

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the company for the New York Data Center.  The rent expense for the data center is $1,500 per month.  As of December 31, 2012, DSC owed $162,804 under this agreement.

As of December 31, 2012 the Company owed the Chief Executive Officer $758,320. These advances bear no interest and have no stated terms of repayment.

Note 10 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2012	2011
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-
Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-
Total deferred tax provision	-0-	-0-
Total tax provision (benefit)	$-0-	$-0-

The Components of deferred taxes consists of the following

Deferred Tax Assets:

Net operating loss carry-forward	$(1,338,407)	$(1,300,983)
Less: valuation allowance	(1,338,407)	(1,300,983)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forwards of approximately $3,365,381 and $3,382,777, respectively as of December 31, 2012.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2010, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2012 and 2011.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2012	2011

Expected income tax benefit (loss) at statutory rate of 34%	$657,132	$473,295
State and local tax benefit, net of federal	137,225	98,835
Change in valuation account	(794,357)	(572,130)

Income tax expense (benefit)	$-0-	$-0-

Note 11 - Acquisition

On October 31, 2012, our wholly owned subsidiary DSC, a Delaware corporation (“Data Storage DE”) and Message Logic, INC, a Delaware Corporation (“MessageLogic”) entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of MessageLogic’s assets. Data Storage DE and its parent Data Storage Corporation is hereinafter referred to as the “Company” or “Data Storage.”

As described above, on October 31, 2012, MessageLogic agreed to sell, transfer, assign, and deliver to the Company all right, title and interest in the end user customer base, software and source code of MessageLogic (the “Business”) and all related current and fixed assets and contracts related to the Business.  These assets include, but not limited to, all of MessageLogic’s intellectual property, customers, customer contracts, software and other assets (collectively, but excluding the Excluded Assets (as hereinafter defined), the Message Logic Assets).  Additionally, MessageLogic transferred to the Company their current liabilities to the extent arising out of the business or the assets totaling $102,109.

Pursuant to the Agreement, the Company paid $211,003 through the issuance of 725,960 shares of its common stock and the assumption of $102,109 of MessageLogic’s liabilities.  The contingent purchase price provides for up to $800,000 in cash and an additional 769,230 of Data Storage common stock.

The following sets forth the components of the purchase price:

Purchase price:
Stock issued to seller at closing	$80,764
Stock issued to creditor of seller at closing	28,130
Assumption of liabilities of seller	102,109
Contingent purchase price	368,624
Total purchase price	579,627

Assets acquired:
Trade Name/Trade Mark	15,000
Customer Agreements	153,175
Software and Source Code	406,581
Fixed Assets	4,870
Security Deposits	0
Total assets acquired	$579,627

Liabilities assumed:
Accounts payable	$23,051
Prepaid Revenue	0
Deferred Revenue	79,058
Total liabilities assumed	102,109

Net assets acquired	477,518

Excess purchase price	$-

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	5 years
Non-compete agreements	4 years

Note 12 – Subsequent Events

On February 28, 2013, the company completed a convertible debt offering of $100,000, with a member of the company’s board of Directors, convertible into common stock at $0.15 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, DSC’s principal executive officer and principal financial officers have concluded that DSC’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by DSC in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules based on the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

DSC’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  DSC’s internal control over financial reporting is designed to provide reasonable assurance to DSC’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (“GAAP”), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of DSC, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of DSC’s management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of DSC’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2012, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2012, DSC did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of DSC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by DSC’s registered public accounting firm pursuant to rules of the SEC that permit DSC to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2012. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	59	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board
Richard Rebetti Jr.	47	Director, Chief Operating Officer and Treasurer
Peter Briggs	54	Officer and Vice President
Matthew Grosso	49	Secretary and Vice President
Stephen Catanzano	47	Vice President
John Argen	58	Director
Jan Burman	60	Director
Biagio Civale	77	Director
Joseph B. Hoffman	55	Director
Lawrence M. Maglione Jr.	51	Director
Cliff Stein	55	Director
John Coghlan	57	Director

Charles M. Piluso, President. Mr. Piluso is DSC’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Prior to founding DSC in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company's Chairman and President from 1997 to 2000.

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees with $170 million in revenues in 1997. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. ITC had operations and agreements in countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure as president, Mr. Piluso grew the company to the fifth largest international facilities based carrier in the USA. Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation (“ITT”).  Over the years, Mr. Piluso was promoted from an entry level sales position to Sales Management, Marketing and Business Development in ITT’s Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service.  Mr. Piluso holds a Bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Masters of Business Administration, all from St. John’s University. He was also an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2012, Mr. Piluso served on the Board of Trustees of Molloy College.  Currently, Mr. Piluso serves on the Board of Governors at St. John’s University and the Board of Advisors for the Nassau County Police Department Foundation.

Richard Rebetti.  Mr. Rebetti has served as DSC’s  Chief Operating Officer and Treasurer since April 2012 where he is responsible for managing DSC’s day-to-day operations, as well as overseeing its marketing and information systems functions. Mr. Rebetti has more than 20 years of operational management experience at technology and telecommunications organizations. Prior to joining DSC, Mr. Rebetti was the chief technology officer for STi Prepaid, LLC, an over $300 million division of Leucadia National Corp. and also held the position of COO for Telco Group Inc. /STi Prepaid, Inc. During Mr. Rebetti’s nine years at STi he was part of a team that coordinated the integration of corporate acquisitions and was responsible for the launch of the company’s prepaid wireless division.  From 1997 to 2001, Mr. Rebetti was a co-founder of North American Telecommunications Corporation along with Mr. Piluso, a competitive local exchange carrier offering local, long distance and data services to small and medium size businesses. In this role, Mr. Rebetti was responsible for Systems and Technology, which included information systems, Internet services, service delivery, and operational support systems.  Before co-founding North American Telecommunications, Mr. Rebetti worked for RSL COM, U.S.A., Inc., formally International Telecommunications Corporation (“ITC”), which he co-founded with Mr. Piluso in 1990. During his first five years at ITC, he was responsible for setting up and managing the accounting, billing and M.I.S. departments. During his last 18 months at RSL COM, U.S.A., Inc., he coordinated the implementation of corporate acquisitions held the position of president of RSL Com PrimeCall, Inc., which was the enhanced services division of RSL COM, U.S.A., Inc. During his tenure as president of PrimeCall, annual revenue increased from $4,000,000 to $40,000,000.  Mr. Rebetti has a Bachelor of Science degree in finance and an Advanced Professional Certificate in accounting from St. John's University in New York, as well as a Master of Business Administration in management from City University of New York, Baruch College.

Peter Briggs.  Mr. Briggs has served as DSC’s Executive Vice President, Business Development since 2010.  Prior to joining DSC, Mr. Briggs founded SafeData in 2005 realizing the growing HA need for replication and data recovery solutions for mid-sized businesses and experienced continual growth in both revenues and its customer base during its first five years. Prior to SafeData, Mr. Briggs was president and CEO of ADS, a company he founded and managed. With more than 20 years’ experience in the IBM mid-market, he led ADS to become one of the largest distributors of AS/400 servers in the New England market. Prior to ADS, Mr. Briggs held various sales and sales management roles for several IBM business partners where he had significant revenue responsibility.  Mr. Briggs earned a B.S. degree in business administration from the C.W. Post Campus of Long Island University. He has been awarded the Top Contributor Partner award from IBM and Partner of the Year from Lakeview Technology. He is also a member of the New England Disaster Recovery Exchange and Greater Providence Chamber of Commerce.

Matthew P. Grosso.  Mr. Grosso has served as DSC’s Executive Vice President and Chief Technology Officer since 2009 where he is responsible for leading the Technical Operations Management team (including all Data Center Facilities), Product Management & Development, and Corporate Technical Marketing. Mr. Grosso has been a Managing Partner, VP, General Manager, Practice Manager and Sales Director for companies focused on technology consulting, systems integration and value-added product solutions. His 24 year professional career started with Blue-Chip AT&T and has been balanced between Technology, Business Development, Sales and Management. As an Executive VP at a Technology Consulting Startup, he successfully managed the Sales Channel and Vendor Partnership programs with Cisco and AT&T (among others) and, led the sales teams to consistent year-over-year growth. His company was the first international partner to obtain the contract rights with India Partner, Data Access, to offer VoIP phone service between India and the USA in 2002. Some of Mr. Grosso’s notable achievements have been the support and leadership on the service activation of many AT&T-lead Undersea Fiber Optic Cable systems in use today (TAT-9, TAT-10, TAT-11, Haw-5/PacRimEast, Taino-Caribe, etc.) as well as the Sales leadership and joint project management of the 1996 Centennial Olympic Games in Atlanta, where his AT&T team provided worldwide TV broadcast and News Media data transmission. Mr. Grosso has built and managed sales and consultant teams focusing on Telecommunications, Data Communications and Network Hardware Integration, winning many awards for Sales Excellence and Channel Partner Leadership. He brings his diverse business, technical and leadership skills to DSC. As Executive VP, Corporate Secretary & Treasurer, he leads the Technical Operations Management team (including all Data Center Facilities), Product Management & Development, and, Corporate Technical Marketing. Mr. Grosso holds a Bachelors of Science in Electrical Engineering from Manhattan College, specializing in Digital Systems Design. Mr. Grosso also holds the following certifications: Cisco Certified Sales Expert, specializing in Unified Communications, Wireless and Security; EMC Proven Professional, Storage, Backup and Recovery; and AT&T Sales, Marketing and Business Management (AT&T National Sales University).

John Argen.   Mr. Argen has been a Director since 2008.   Mr. Argen is a Business Consultant and Developer specializing in the information technology, telecommunications and construction industries. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms.  From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produce gross revenues exceeding 100 million dollars in 2000.  Mr. Argen has been a guest speaker at numerous corporate seminars and industry shows. He has been featured on NBC's "Business Now" which accredited his Technology Construction Management methodology as an innovative process for implementing high tech projects on time and within budget.  Prior to DCC Systems Mr. Argen held senior management positions at ITT/Metromedia (15 years) and was VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company (2 years). Throughout his corporate tenure he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. In a career that spans 30 years he has had full responsibility for technology related and construction projects worth over a billion dollars.  Mr. Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

 Jan Burman.  Mr. Burman has been a Director since 2009.  Since 1978, Jan Burman has brought a unique style and personal sensitivity to the business of real estate development. He has an insight for spotting hidden opportunities that lesser-trained eyes overlook. This adds up to consistent results: value for partners, dividends for investors, and outstanding properties for tenants and buyers.  Among his successes: a divestiture of nearly $140 million in holdings to First Industrial Realty Trust; he conceived and developed LI’s largest independent “golden age” community to date, The Meadows; he co-developed The Bristal, a growing family of prestigious Assisted Living communities; and, over the years, he has collaborated on the purchase and/or development of over 15 million square feet of property, from Canada to Florida.  Jan, also a CPA, is the founder, past president and chairman of ABLI, the Association for a Better Long Island, which is an aggressive multi-focus lobby created to protect the economic needs of Nassau and Suffolk Counties. He is also a member of the Corporate Advisory Council for the School of Management at Syracuse University, from where he received his MBA.

Biagio "Gino" Civale.  Mr. Civale has been a Director since 2008.  Mr. Civale has a long, successful career in Telecommunications and as a distinguished Arbitrator with both NASD Regulations, Inc. and the American Arbitration Association. As an Arbitrator over the past 32 years, he has dealt with issues surrounding the performance of and adherence to contracts and relationships and responsibilities between and among Clients and Stockbrokers.  As Vice President of Business Development for North American Telecom, Mr. Civale created new business opportunities and alliances around the globe. As Regional Vice President for RSLCOM, he planned and implemented an international Telecommunications network inter-connecting 22 countries on four continents. And, as VP of International Business Development for International Telecommunications Corporation, he was directly responsible for obtaining operating agreements with 24 countries and reached 5th internationally.  Prior to International Telecommunications Corporation, Mr. Civale held various General Management positions with a number of International Business Concerns. Mr. Civale is fluent in 5 languages, has a degree from the University of Pisa and has studied Law at the University of Florence. Mr. Civale is also a member of the DSC Board of Directors.

Joseph B. Hoffman.  Mr. Hoffman has been a Director since 2008.  Mr. Hoffman is a partner at Kelley Drye & Warren LLP in the firm’s Washington, D.C. office. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high-net-worth individuals.  Mr. Hoffman received his Bachelors’of Science, cum laude, from the University of Maryland and his Juris Doctor degree, with honors, from the George Washington University Law School.

Lawrence A. Maglione.  Mr. Maglione has been a Director since 2008.  Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.  Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 29 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.  At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenor (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation.  Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries.  Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master’s of Science in Taxation and is a Certified Public Accountant.

Cliff Stein.  Mr. Stein has been a Director since 2010.  Mr. Stein founded Savitar in 1988 as a real estate advisory company providing assistance to beleaguered lenders and financial institutions on their nonperforming real estate assets.  Mr. Stein has acted as an expert witness in countless litigation matters involving real estate transactions and has been appointed as a Receiver, Examiner, and Trustee in State and Federal Courts.  Mr. Stein is an attorney and a member of the Florida Bar Association since 1982. He received his Juris Doctor Degree from the University of Miami. He was graduated with honors by American University with Bachelor of Science Degrees in finance and accounting. From September 1982 through 1984, he served as a law clerk to the Honorable Joseph A. Gassen, U.S. Bankruptcy Judge for the Southern District of Florida. In 1988, Mr. Stein formed Savitar Realty Advisors, as a real estate advisory and management organization, whose clients were primarily financial institutions and government agencies. Savitar (or Cliff Stein) has been appointed Receiver, Examiner, or Trustee in numerous foreclosures or bankruptcies and has been retained as advisor to financial institutions in connection with their troubled assets or their intended acquisition of portfolios of troubled assets. Mr. Stein currently serves as Chairman and Chief Executive Officer of Savitar.  Mr. Stein served as a member of the Board of Directors of Cenvill Development, formerly a $500 million, publicly-traded real estate concern, having been appointed to the Board by the FDIC to represent its interest as the single-largest shareholder.  Mr. Stein was appointed in 1993 by the Governor of Florida to serve as a Commissioner on the Florida Real Estate Commission, which appointment was subsequently ratified by the Florida Senate. In January 1996, Mr. Stein was elected to be the Chairman of the Commission. Mr. Stein recently concluded his second and final term.

John Coghlan.  Mr. Coghlan has been a Director since 2011.  Mr. Coghlan was a managing director with Lehman Brothers Bank, a global investment bank based in New York City, for 27 years. He served in numerous management capacities in the firm’s fixed income and prime brokerage divisions. Mr. Coghlan was a member of both the firm’s fixed income and equity division’s management committees. From September of 2008 to July 2010  Mr. Coghlan worked in the prime broker division at Barclays Capital. Mr. Coghlan is a past chairperson of the Bond Market Association’s funding division. Mr. Coghlan is a former board member of Lehman Brothers bank and is currently a board member of Molloy College. He has also served on the boards of the Dorothy Rodbell Cohen foundation for Sarcoma Research, the Friends of Mercy Hospital, and the Rockville Centre 911 Fund. Mr. Coghlan received an undergraduate degree from Massachusetts College of Liberal Arts in 1978 as well as an Honorary Doctor of Laws in 2002. He also has an EdM from Harvard University.

Stephen Catanzano.  Mr. Catanzano has served as a Vice President since November 2012.  Mr. Catanzano brings more than 15 years of executive level experience in high tech market and business development of early and growth stage ventures as well as two years of managing a successful registered broker-dealer firm.  Mr. Catanzano’s strengths include corporate strategy, business development, and sales organization management.  From November 2001 to October 2012, Mr. Catazano served as President and founder of Safecore, Inc. which later became Message Logic, Inc. Safecore created a unique email archiving and analytics technology delivered as a hardware appliance and VMware Ready application.  Mr. Catanzano worked with the developers to design system enhancements, developed sales channels and formed partnerships to improve technology and expand sales channels.  Message Logic was acquired by DSC in October 2012.  Mr. Catanzano was the co-founder and Senior Vice President of Digital Broadband Communications, Inc. from 1998 to 2001, one of the first Competitive Local Exchange Carriers (“CLEC”) in the U.S. focused on delivering DSL services with future plans to offer Voice over IP.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

During the fiscal year ended December 31, 2012 the Company had an independent audit committee consisting of non-executive directors.  The audit committee members include: John Coghlan, Cliff Stein and Chairman Jan Burman. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time.  DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

Family Relationships

No family relationships exist among our directors or executive officers.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to DSC’s Form 10-K filed on March 31, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2012, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and the two most highly compensated executive officers other than the CEO who were serving as executive officers at the end of 2012 who received aggregate compensation exceeding $100,000 during 2012.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)(6)		Non-Equity Incentive Plan Compensation	All Other Compensation (3)		Total
Charles M. Piluso,	2012	$28,260	-	-		$310,073		-		-	$338,333
President, Chief Executive Officer, and Chairman of the Board	2011	$24,066	-	$200,000	(2)	-		-		-	$224,066

Peter Briggs,	2012	$181,264	$55,138	-		$44,333	(5)	-		$12,000	$292,735
Executive Vice President, Business Development,	2011	$180,097	$98,454	-		$-		-		$12,000	$290,551

Richard Rebetti,	2012	$200,000	$-	-		$39,835		-	$		$239,835
Chief Operating Officer Treasurer(4)	2011	$170,895	$-	-		$157,281		-		$11,926	$340,102

(1)
The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

(2)
The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010.  All of the shares were fully vested on the date of grant.  These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012.  Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

(3)	Mr. Briggs received $1,000 per month as an automobile allowance during 2011 and 2012.

(4)
Mr. Rebetti was a consultant from January 1, 2011 through March 7, 2011 and received $11,926 in consulting fees. Mr. Rebetti was awarded options to purchase 485,436 shares of common stock valued at $157,281 at an exercise price of $0.41 per share in August 2011 and was awarded options to purchase 113,815 shares of common stock valued at $39,835 at an exercise price of $0.15 per share in June 2012.

(5)
These options replace a stock grant of $50,000 that was approved on December 16, 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with the option to purchase 333,333 shares of common stock at an exercise price of $0.15 per share on March 6, 2012 returned in 2011 by Mr. Briggs.

(6)	Messrs. Piluso and Rebetti Received $5,000 for services as a director.

Employment Agreements

Peter Briggs

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

Stephen Catanzano

We entered into an employment agreement with Mr. Catanzano on October 31, 2012, that provides for his employment as our Executive Vice President (the “Catanzano Employment Agreement”).

The Catanzano Employment Agreement has a term of two years.

Mr. Catanzano annual base salary is $150,000. Moreover, Mr. Catanzano’s maximum annual monetary compensation can reach up to three hundred and fifty thousand dollars ($350,000) if he exceeds one hundred percent (100%) of the objectives set forth in the Business Plan in any calendar year. In addition to his annual base salary, Mr. Catanzano is eligible for additional compensation, a discretionary bonus, the amount of which shall be determined by the Board based on the quality and nature of Mr. Catanzano’ services and the performance of the Company. The Company will also reimburse Mr. Catanzano for all sufficiently documented or previously-approved business expenses incurred by him for travel in performing services for the Company during his employment term, which expenses shall be reimbursed in accordance with the policies and procedures established by the Board from time to time for the Company’s senior executives.

Either party may terminate Mr. Catanzano’s employment and the agreement, with or without cause. Termination without cause requires at least 30 days prior notice from the terminating party. If the Company terminates Mr. Catanzano employment for any reason whatsoever (including because of Mr. Catanzano’s death or disability), Mr. Catanzano and/or his estate or beneficiaries, as the case may be, shall have no further rights or claims against the Company or its affiliates, except that: we will be required to pay Mr. Catanzano’s his base salary and benefits through the date of employment termination and, in the case of any termination by the Company not involving for cause, for the lesser of (A) a period of six (6) months thereafter, or (B) the remaining term of Mr. Catanzano’s employment.

The Catanzano Employment Agreement also includes customary covenants on non-competition, non-solicitation of customers, non-solicitation of employees and non-disclosure of confidential information that apply during Mr. Catanzano’s employment and for the one-year period following the termination of his employment

2008 Equity Incentive Plan

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2012" table below, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of December 31, 2012.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2012 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”(Restated Plan)  The Company has reserved 2,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the Restated Plan.  Each of the awards will be evidenced by and issued under a written agreement.  There are 3,157,054 options outstanding under this plan as of December 31, 2012.

If an incentive award granted under the Restated Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Restated Plan.  The number of shares subject to the Restated Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Outstanding Equity Awards at Fiscal Year-End December 31, 2012

	Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	16,141	6,917	0.32	5/25/2019
	12/15/2009	150,000	100,000	0.36	12/14/2019
	12/31/2009	8,101	5,787	0.36	12/30/2019
	12/16/2010	5,714	8,572	0.35	12/15/2020
(3)	3/6/2012	548,780	0	0.394	6/17/2022
	6/18/2012	337,143	0	0.394	6/17/2022
	12/11/2012	0	33,333	0.15	12/10/2022
Peter Briggs	12/16/2010	57,143	85,714	0.35	12/15/2020
	9/30/2010	59,524	83.333	0.35	11/23/2020
(4)	3/6/2012	333,333	0	0.15	10/11/2022
Matthew P. Grosso	2/12/2009	64,947	19,767	0.29	2/8/2019
	9/30/2010	59,524	83,333	0.35	11/23/2020
	8/12/2010	65,476	91,667	0.35	11/23/2020
	12/16/2010	57,143	85,714	0.35	12/15/2020
(5)	10/12/2012	1,033,333	0	0.15	10/11/2022

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

(3)
The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

(4)	These options replace a stock grant of $50,000 that was approved on December 16, 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with the option to purchase 333,333 shares of common stock at an exercise price of $0.15 per share on March 6, 2012returned in 2011 by Mr. Briggs.

(5)
These options replace a stock grant of $55,000 from August 12, 2010 and a stock grant of $50,000 from December 16, 2010. All of the shares were fully vested on the date of grant and these shares were issued pursuant to the 2008 Plan (described below). These stock grants were both reversed in 2011. A stock grant of $50,000 from December 15, 2009 that was never issued to Mr. Grosso. All of these Stock grants were replaced with the option to purchase 1,303,333 shares of common stock at an exercise price of $0.15 per share on March 6, 2012.

Compensation of Directors

Director Compensation(1)
Name	Option Awards(2)	Total
Charles M. Piluso	$5,000	$5,000
Richard Rebetti Jr.	$5,000	$5,000
John Argen	$5,000	$5,000
Jan Burman	$5,000	$5,000
Biagio Civale	$5,000	$5,000
Joseph B. Hoffman	$5,000	$5,000
Lawrence M. Maglione Jr	$5,000	$5,000
Cliff Stein	$5,000	$5,000
____________________

(1)
The only compensation awarded to directors for their service on the Board in respect of fiscal year 2012 included non-qualified stock options, which were granted in 2012. The 2012 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 11, 2012, with an exercise price of $0.15 per share.

(2)
The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2012) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two share-based equity compensation plans, the 2008 Plan and the 2010 Plan which was amended, restated and renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”. Neither of these plans have been approved by the security holders of the Company. Descriptions of these plans are presented in “Executive Compensation—2008 Equity Incentive Plan” and “Executive Compensation—2010 Incentive Award Plan” beginning on page 43.

As of the end of fiscal year 2012, we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	6,261,634	(1)	$0.26	0

Total	6,261,634		$0.26	0

(1)	In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2012, we had 3,075,938 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2012, there were warrants outstanding to purchase 28,642 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2012, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan” As of the end of fiscal year 2012, 3,137,054 were issued under the 2010 Plan

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the DSC's Common Stock on April 15, 2013 all directors individually and all directors and officers of DSC as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4)	Common Stock	15,444,516	40%
John Coghlan (14)	Common Stock	4,540,943	12%
Jan Burman (5)	Common Stock	2,470,298	6%
Peter Briggs (6)	Common Stock	1,816,693	5%
Biagio Civale (7)	Common Stock	1,135,536	3%
Matthew P. Grosso (8)	Common Stock	1,324,389	3%
Cliff Stein (9)	Common Stock	3,388,172	9%
Richard Rebetti, Jr. (10)	Common Stock	368,154	1%
Lawrence Maglione, Jr. (11)	Common Stock	101,346	*
John Argen (12)	Common Stock	68,174	*
Joseph Hoffman (13)	Common Stock	68,174	*
Stephen Catanzano (15)	Common Stock	239,299	*
All Executive Officers and Directors as a group	Common Stock	30,726,395	80%

* Less than 1%
(1)	The address for each person is 401 Franklin Avenue, Garden City, New York 11530.

(2)
Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 15, 2013. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)
Based upon 33,165,915 shares of common stock issued and outstanding as of April 15, 2013 and 5,135,470 options that can be acquired within 60 days of April 15, 2013. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)
Includes 3,269,863 shares of common stock owned indirectly by Piluso Family Associates, LLC. Also includes 1,124,930 shares of common stock Mr. Piluso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC

(5)	Includes 56,228 shares of common stock Mr. Burman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(6)	Includes 473,810 shares of common stock Mr. Briggs has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(7)	Includes 708,698 shares of common stock Mr. Civale has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(8)	Includes 1,324,389 shares of common stock Mr. Grosso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(9)	Includes 38,683 shares of common stock Mr. Stein has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(10)	Includes 359,982 shares of common stock Mr. Rebetti has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013

(11)	Includes 68,174 shares of common stock Mr. Maglione has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013

(12)	Includes 68,174 shares of common stock Mr. Argen has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(13)	Includes 68,174 shares of common stock Mr. Hoffman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(14)	Includes 66,833 shares of common stock Mr. Coghlan has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2013.

(15)	Includes 239,299 shares of common stock Mr. Catanazano will receive as the result of DSC acquiring Message Logic.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DSC pays $1,500 per month in rent for its New York Data Center to 875 Merrick LLC, a limited liability company controlled by Mr. Piluso, DSC’s President,  Chief Executive Officer and Chairman of the Board. 875 Merrick LLC is owned by Mr. Piluso and his spouse. The term of the lease is month to month.  As of December 31, 2012 DSC owes $162,804.

As of December 31, 2012 DSC owed $758,320 to Charles M. Piluso. The amount owed to Mr. Piluso is comprised of expenses due to Mr. Piluso, equipment purchases made directly by Mr. Piluso for DSC, and cash advances for day to day operations of made between October 2009 and December 2012. The amounts owed to Mr. Piluso bear no interest and have no stated terms of repayment.

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2012 each of Messrs. Argen, Hoffman, Civale, Burman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES (open)

Audit Fees

DSC’s fiscal years ended December 31, 2012 and 2011, was billed approximately $46,500 and $46,500 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For DSC’s fiscal years ended December 31, 2012 and 2011, it was billed approximately $4,500 and $6,890 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2012 and 2011.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire audit committee either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

The exhibits listed in the following table have been filed with, or incorporated by reference into, this Report.  The exhibits listed in the following table have been filed with this report.

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

10.1
Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).

10.2
Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.3
Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).
10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16
Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer
Principal Executive Officer
Principal Accounting Officer

Dated	April 16, 2013

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

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer, Chief	April 16, 2012
Charles M. Piluso	Financial Officer, Principal Executive Officer,
Principal Accounting Officer

/s/ Richard Rebetti Jr.	Chief Operating Officer, Chief Financial Officer,	April 16, 2012
Richard Rebetti Jr.	and Director

/s/ John Argen	Director	April 16, 2012
John Argen

/s/ Jan Burman	Director	April 16, 2012
Jan Burman

/s/ Biagio Civale	Director	April 16, 2012
Biagio Civale

/s/ Joseph B. Hoffman	Director	April 16, 2012
Joseph B. Hoffman

/s/ Lawrence M. Maglione Jr.	Director	April 16, 2012
Lawrence M. Maglione Jr.

/s/ John Coghlan	Director	April 16, 2012
John Coghlan

/s/ Cliff Stein	Director	April 16, 2012
Cliff Stein