Form 10-Q
period 2013-03-31
Data Storage Corp
filed 2013-05-20
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

As of May 17, 2013, 33,165,915 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2013

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31,	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$84,054	$72,756
Accounts receivable (less allowance for doubtful
accounts of $26,801 in 2013 and $48,000 in 2012)	247,325	201,483
Deferred Compensation	17,562	17,562
Prepaid Expenses and other current assets	130,809	184,752
Total Current Assets	479,750	476,553

Property and Equipment:
Property and equipment	3,851,104	3,851,104
Less—Accumulated depreciation	(2,352,807)	(2,189,024)
Net Property and Equipment	1,498,297	1,662,080

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	4,661	9,052
Other assets	53,110	65,923
Intangible Assets, net	840,565	903,761
Total Other Assets	3,100,164	3,180,564

Total Assets	5,078,211	5,319,197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	1,175,479	1,214,580
Credit line payable	100,292	100,292
Due to related party	175,793	162,804
Dividend Payable	225,000	212,500
Deferred revenue	683,269	722,658
Leases payable	783,381	715,095
Loans payable	59,199	47,312
Convertible Debt-Related Party	86,638	-
Contingent consideration in Message Logic acquisition	362,414	365,519
Total Current Liabilities	3,648,465	3,540,760

Deferred rental obligation	12,388	14,403
Due to officer	766,166	758,320
Leases payable long term	285,869	382,572
Convertible debt - Related party	500,000	500,000
Total Long Term Liabilities	1,564,423	1,655,295

Total Liabilities	5,212,888	5,196,055

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
33,165,915 and 33,165,915 shares issued and outstanding, respectively, in each period	33,166	33,166
Additional paid in capital	12,101,397	12,042,623
Accumulated deficit	(12,270,642)	(11,954,049)
Total Stockholders' Equity (Deficit)	(134,677)	123,142
Total Liabilities and Stockholders' Equity (Deficit)	$5,078,211	$5,319,197

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Sales	$1,176,178	$970,399

Cost of sales	727,114	584,992

Gross Profit	449,064	385,407

Selling, general and administrative	721,395	899,573

Loss from Operations	(272,331)	(514,166)

Other Income (Expense)
Interest income	11	82
Amortization of debt discount	(1,487)	-
Interest expense	(30,286)	(36,777)
Total Other (Expense)	(31,762)	(36,695)

Loss before provision for income taxes	(304,093)	(550,861)

Provision for income taxes	-	-

Net Loss	(304,093)	(550,861)

Preferred Stock Dividend	(12,500)	(12,500)

Net Loss Applicable to Common Shareholders	$(316,593)	$(563,361)

Loss per Share – Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Shares - Basic and Diluted	33,165,915	29,034,236

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(304,093)	$(550,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,032	170,248
Amortization of debt discount	1,487	-
Non cash interest expense	12,329	8,219
Deferred compensation	-	9,705
Stock based compensation	58,126	25,824
Changes in Assets and Liabilities:
Accounts receivable	(45,841)	(10,064)
Other assets	1,948	(13,746)
Prepaid expenses and other current assets	53,943	23,744
Accounts payable and accrued expenses	(39,543)	(142,050)
Deferred revenue	(39,389)	32,026
Deferred rent	(2,015)	(1,454)
Due to related party	12,989	-
Net Cash Used in Operating Activities	(65,027)	(448,949)

Cash Flows from Investing Activities:
Capital expenditures	-	(12,146)
Net Cash Used in Investing Activities	-	(12,146)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock		-
Issuance of convertible debt	100,000	500,000
Repayments of capital lease obligations	(28,417)	(18,740)
Repayments of loan obligations	-	(10,641)
Repayment of contingent consideration	(3,105)	-
Advances from shareholder	7,847	-
Net Cash Provided by Financing Activities	76,325	470,619

Increase (Decrease) in Cash and Cash Equivalents	11,298	9,524

Cash and Cash Equivalents, Beginning of Period	72,756	168,490

Cash and Cash Equivalents, End of Period	$84,054	$178,014

Cash paid for interest	$4,559	$28,559
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Warrants issues with debt	$17,851	$-
Accrual of preferred stock dividend	$12,500	$12,500

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Note 1 - Basis of presentation, organization and other matters

Data Storage Corporation, (“DSC” or the "Company") is the result of several consolidations and is strategically positioned to continue its consolidation strategy.  To date, DSC consummated (i) a share exchange with Euro Trend Inc. in October 2008, (ii) an asset acquisition of SafeData, LLC (“SafeData”) in June 2010, and (iii) an asset acquisition of Message Logic LLC, (“Message Logic”) in October 2012.

On October 20, 2008 we completed a share exchange agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, DSC, the accounting acquirer, is regarded as the predecessor entity.

On June 17, 2010 we entered into an asset purchase agreement with SafeData, a provider of cloud storage and cloud computing services mostly to IBM’s mid-range equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the asset purchase agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the asset purchase agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData accounts payable and receivables.  In June 2011 we made a final payment net of holdback of $482,308 and we issued the remaining balance of $150,000 in common stock.  The final settlement resulted in a gain of $176,497.

On October 31, 2012, DSC purchased the assets of Message Logic including email compliance software, all source codes to Message Logic’s email archival and data analytics software and select fixed assets.  In exchange for the assets, at closing, DSC issued 725,960 shares of common stock and assumed liabilities of $102,109.  The contingent portion of the purchase price provides for up to 769,290 additional shares of DSC common stock and $800,000.  This contingent purchase price is based upon the achievement of certain metrics at the end of the 7th, 13th, 19th and 25th months as defined in the asset purchase agreement.

The result of these acquisitions, joint ventures and strategic alliances combined with DSC’s legacy disaster recovery and business continuity solutions positions DSC as a potential leader in business to business cloud storage and cloud computing sector specializing in email compliance Software as a Service (“SaaS”), Windows Infrastructure as a Service (“IaaS”) and IBM iSeries Platform as a Service (“PaaS”).  DSC will continue to provide our solutions and continue our planned industry consolidations.

Headquartered in Garden City, N.Y., DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010 we expanded our solutions based on the asset acquisition of SafeData. In 2012 we continued to assimilate organizations, expanded our technology as well as technical group and positioned the new organization for growth.  In October 2012 we purchased the software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, Rhode Island, and New York. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The condensed balance sheet at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2013, DSC has generated revenues of $1,176,178 but has incurred a net loss of $304,093. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by Mr. Charles M. Piluso, the Company’s  Chief Executive Officer and largest shareholder since inception as well as several Directors.  It is the intention of Mr. Piluso to continue to fund Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2013 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2013 include 6,232,992 options and 95,309 warrants.

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

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31
	2013	2012
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,687
Data Center Equipment	908,670	908,670
	3,851,104	3,851,104
Less: Accumulated depreciation	2,352,807	2,189,024
Net property and equipment	$1,498,297	$1,662,080

Depreciation expense for the three months ended March 31, 2013 and 2012 was $163,783 and $116,659, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		March 31, 2013
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	$-

Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	423,166
Non-compete agreements	4	262,147	189,958

Total Intangible Assets		1,453,689	613,124

Total Goodwill and Intangible Assets		$3,655,517	$613,124

Scheduled amortization over the next five years as follows:

Twelve months ending March 31,
2014	$183,743
2015	209,492
2016	98,844
2017	28,688
2018	25,530
Total	$546,297

Amortization expense for the three months ended March 31, 2013 and 2012 were $61,248 and  $53,589 respectively

Note 5 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $57,757 at various dates through 2016. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2013	$1,118,185
Less amount representing interest	(48,935)
Total obligations under capital leases	1,069,250
Less current portion of obligations under capital leases	(783,381)
Long-term obligations under capital leases	$285,869

Long-term obligations under capital leases at March 31, 2013 mature as follows:

For the year ending March 31, 2014	$783,381
2015	264,753
2016	21,116

$1,069,250

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	590,219

$981,565

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% or 3.75% at March 31, 2013, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of March 31, 2013 and December 31, 2012, the Company owed $100,292 under this agreement.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed to SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable is in arrears and has a balance as of March 31, 2013 of $59,199.

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

Minimum obligations under these lease agreements are as follows:

For the year Ending March 31,:
2013	$78,838
2014	19,854
$98,692

Rent expense for the three months ended  March 31, 2013 and March 31, 2012 was $40,661 and $48,633 respectively.

Note 7 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Mr. Piluso for the New York Data Center.  The rent expense for the data center is $1,500 per month.

As of March 31, 2013 the Company owed Mr. Piluso $766,166. These advances bear no interest and have no stated terms of repayment.

Note 8 – Convertible debt

Related parties

On February 28, 2013 the company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%.  Interest is payable quarterly through the maturity date of February 28, 2014.  The Company issued warrants values at of $17,851 which was recorded as a discount to the convertible promissory note with an offset to additional paid-in capital. The note is convertible into common stock at $0.15 per share.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of March 31, 2013.

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

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options.

There are 3,157,054 options outstanding under this plan as of March 31, 2013. There were no shares available for future grants under the plans.

 A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2013	6,232,992	$0.02 - 0.85	$0.26
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at March 31, 2013	6,232,992	$0.02 - 0.85	$0.26

Options Exercisable at March 31, 2013	5,025,085	$0.02 - 0.85	$0.23

Share-based compensation expense for options totaling $58,125 and $25,284 was recognized in our results for the three months ended March 31, 2013 and 2012, respectively is based on awards vested.

As of March 31, 2013, there was approximately $372,903 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.9 years.

Common Stock Warrants

There were 66,667 common stock warrants granted during the three months ended March 31, 2013 in connection with a convertible debt issuance.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2013	28,642	$0.01 - 0.02	$0.02
Warrants Granted	66,667	0.01	0.01
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2013	95,309	0.01 – 0.02	0.01

Warrants exercisable at March 31, 2013	95,309	0.01 – 0.02	0.01

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

Company Overview

Data Storage Corporation, (“DSC” or the “Company”) is the result of several consolidations and is strategically positioned to continue its consolidation strategy.  To date, DSC consummated (i) a share exchange with Euro Trend Inc. in October 20, 2008, (ii) an asset acquisition of SafeData, LLC (“SafeData”) in June 2010, and (iii) an asset acquisition of Message Logic LLC, (“Message Logic”) in October 2012.

On October 20, 2008 the Company completed a share exchange agreement whereby we acquired all of the outstanding capital stock and ownership interests of DSC. In exchange we issued 13,357,143 shares of our common stock to the shareholders.  This transaction was accounted for as a reverse merger for accounting purposes. Accordingly, DSC, the accounting acquirer, is regarded as the predecessor entity.

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

DSC, an 11 year veteran in cloud storage and cloud computing solutions, provides data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: IaaS, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships for distribution with Dell, Amazon and IBM among others.

Headquartered in Garden City, N.Y., DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries..

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

DSC is in the position today to leverage our infrastructure, data center, equipment capacity and leadership team to grow revenue to significant levels. Positioned for organic growth, although a strategy will be to grow through acquisition of similar solutions such as data vaulting, cloud recovery services, disaster recovery and business continuity solutions, e-discovery and IaaS companies. DSC believes opportunities exist to acquire synergistic service providers to enhance our products and services portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our objective is to reduce costs through economies of scale while increasing market share and consolidating efforts. We believe that through a strategy of increasing our direct sales force and partnership program as well as acquisition of synergistic services providers we can create significant value.

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 as compared to March 31, 2012.

Net Sales.  Net sales for the three months ended March 31, 2013 were $1,176,178 an increase of $205,779 or 21.2%, compared to $970,399 for the three months ended March 31, 2012.  The increase in sales is the result of an increase in recurring sales revenues of $252,409 to $1,145,049 for the three months ended March 31, 2013 from $892,556 for the three months ended March 31, 2012, offset by a decrease of in non-recurring revenue of $51,636 to $30,224 for the three months ended March 31, 2013 from $81,881 for the three months ended March 31, 2012.

Cost of Sales. For the three months ended March 31, 2013, cost of sales were $727,114 an increase of $142,122 from $584,992 for the three months ended March 31, 2012  The increase in cost of sales is directly attributable to the increase in recurring sales which have a higher cost of sale than non-recurring sales which are typically generated from fixed labor costs. DSC's gross margin is 38.2 % for the three months ended March 31, 2013 as compared to 39.7 % for the three months ended March 31, 2012.

Operating Expenses.  For the three months ended March 31, 2013, operating expenses were $721,395, a decrease of $178,178, as compared to $899,573 for the three months ended March 31,2012. The majority of the decrease in operating expenses for the three months ended March 31, 2012 is a result of decrease in salaries and professional fees. Professional fees decreased $62,686 to $32,677 for the three month ended March 31, 2013 as compared to $98,962 for the three months ended March 31, 2012. Sales salaries decreased $78,212 to $138,962 for the three months ended March 31, 2013, as compared to $217,174 for the three months ended March 31, 2012. Executive salaries expense increased $46,438 to $94,745 as compared to $48,307 for the three months ended March 31, 2013 and 2012. Sales commission expense decreased $41,438 to $13,714, as compared to $55,152 for the three months ended March 31, 2013 and 2012.  This is a result of more new sales being generated by internal sales force that are paid by salary as opposed to new sales by partners.

Other Expenses. Interest income for the three months ended March 31, 2013 decreased $71 to $11 from $82 for the three months ended March 31, 2012. Interest Expense for the three months ended March 31, 2013 decreased $5,004 to $31,773 from $36,777 for the three months ended March 31, 2013.

Net Loss.  Net loss for the three months ended March 31, 2013 was ($304,093) a decrease of $246,768 as compared to net loss of ($550,861) for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by Mr. Charles M. Piluso, the Company’s Chief Executive Officer and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  During the remainder of  2013, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the three months ended March 31, 2013 DSC’s cash increased $11,298 to $84,054 from $72,756 at March 31, 2012. Net cash of $65,027 was used in DSC’s operating activities. Net cash of $76,325 was provided by DSC’s financing activities. This is the result of a $100,000 convertible debt issuance, $7,847 in advances from a company shareholder offset by $28,417 in capital lease payments.

DSC's working capital deficit was ($3,168,715) March 31, 2013, increasing $104,508 from ($3,064,207) at December 31, 2012. The increase is primarily due to the issuance of convertible debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2013 and three months ended March 31, 2012, DSC had interest expense, net of interest income, of  $30,275 and $36,695, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, DSC’s principal executive officer and principal financial officers have concluded that DSC’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by DSC in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules based on the material weakness described below.

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2013, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2013, the Company sold a convertible promissory note in the principal amount of $100,000 and a warrant to purchase 66,667 shares of the Company's Common Stock for an aggregate purchase price of $100,000 to John F. Coghlan, a member of the Company's Board of Directors. The securities are more specifically described below in Item 5, Other Information. The securities were sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2013

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

The Company entered into a Securities Purchase Agreement, dated as of February 28, 2013, by and between the Company and John F. Coghlan, a member of the Company’s board of directors (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the principal amount of $100,000 and a Warrant to purchase 66,667 shares of the Company’s Common Stock for an aggregate purchase price of $100,000.

The Convertible Promissory Note matures on February 27, 2014 (the “Maturity Date”), accrues interest at an interest rate of ten percent (10%) per annum payable in arrears on the Maturity Date and is subject to customary terms and conditions including events of default.

The Warrant entitles Mr. Coghlan to purchase from the Company an aggregate of 66,667 shares of Common Stock, par value $0.001 per share, at an exercise price of $0.15. The Warrant is immediately exercisable and expires on February 28, 2023.  The Warrant is subject to customary terms and conditions.

The securities described above were sold upon reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a)   Exhibits

Exhibits. No.	Description
4.1	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan.
4.2	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan.
10.1	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 20, 2013	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)

Exhibits Index

Exhibits. No.	Description
4.1	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan.
4.2	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan.
10.1	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase