Form 10-Q
period 2013-06-30
Data Storage Corp
filed 2013-08-19
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2013, 33,165,915 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
June 30, 2013

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$75,204	$72,756
Accounts receivable (less allowance for doubtful
accounts of $30,000 in 2013 and $58,000 in 2012)	251,508	201,483
Deferred Compensation	17,562	17,562
Prepaid Expenses and other current assets	84,681	184,752
Total Current Assets	428,955	476,553

Property and Equipment:
Property and equipment	4,018,759	3,851,104
Less—Accumulated depreciation	(2,463,442)	(2,189,024)
Net Property and Equipment	1,555,317	1,662,080

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	270	9,052
Equity investment in joint venture	13,557	-
Other assets	28,349	65,923
Intangible Assets, net	781,265	903,761
Employee loan	23,300	-
Total Other Assets	3,048,569	3,180,564

Total Assets	5,032,841	5,319,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,361,470	1,214,580
Credit line payable	100,292	100,292
Due to related parties	186,045	162,804
Dividend Payable	237,500	212,500
Deferred revenue	610,393	722,658
Leases payable	787,996	715,095
Loans payable	47,335	47,312
Convertible debt – related party	88,099	-
Contingent consideration in Message Logic acquisition	362,414	365,519
Total Current Liabilities	3,781,544	3,540,760

Deferred rental obligation	10,373	14,403
Due to officer	802,005	758,320
Leases payable long term	220,493	382,572
Convertible debt – related party	500,000	500,000
Total Long Term Liabilities	1,532,871	1,655,295

Total Liabilities	5,314,415	5,196,055

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized;
33,165,915 and 33,165,915 shares issued and outstanding, respectively	33,166	33,166
Additional paid in capital	12,142,320	12,042,623
Accumulated deficit	(12,458,462)	(11,954,049)
Total Stockholders' Equity	(281,574)	123,142
Total Liabilities and Stockholders' Equity	$5,032,841	$5,319,197

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$1,170,364	$1,013,665	$2,346,542	$1,984,064

Cost of sales	650,666	782,002	1,377,780	1,366,995

Gross Profit	519,698	231,663	968,762	617,069

Selling, general and administrative	659,942	985,497	1,381,336	1,885,070

Loss from Operations	(140,244)	(753,834)	(412,574)	(1,268,001)

Other Income (Expense)
Interest income	4	24	15	106
Net loss from joint venture	(2,243)	-	(2,243)	-
Interest expense	(32,837)	(35,777)	(64,611)	(72,554)
Total Other (Expense)	(35,076)	(35,753)	(66,839)	(72,448)

Loss before provision for income taxes	(175,320)	(789,587)	(479,413)	(1,340,449)

Provision for income taxes	-	-	-	-

Net Loss	(175,320)	(789,587)	(479,413)	(1,340,449)

Preferred Stock Dividend	(12,500)	(12,500)	(25,000)	(25,000)

Net Loss Available to Common Shareholders	$(187,820)	$(802,087)	$(504,413)	$(1,365,449)

Loss per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Weighted Average Number of Shares - Basic and Diluted	33,165,915	29,045,522	33,165,915	29,045,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(479,413)	$(1,340,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	396,914	356,443
Amortization of debt discount	5,950	-
Non cash interest expense	24,795	20,685
Net loss attributable to joint venture	2,243	-
Deferred compensation	-	19,408
Allowance for doubtful accounts	3,199	10,000
Stock based compensation	116,251	169,016
Changes in Assets and Liabilities:
Accounts receivable	(53,223)	(9,848)
Other assets	1,948	817
Prepaid expenses and other current assets	105,071	(12,836)
Employee Loan	(13,300)	-
Accounts payable and accrued expenses	117,096	249,665
Deferred revenue	(112,265)	(17,490)
Deferred rent	(4,030)	(2,907)
Due to related party	23,241	-
Net Cash Provided by (Used in) Operating Activities	134,477	(557,496)

Cash Flows from Investing Activities:
Capital expenditures	(167,655)	(68,769)
Investment in joint venture	(15,800)	-
Net Cash Used in Investing Activities	(183,455)	(68,769)

Cash Flows from Financing Activities:
Issuance of convertible debt	100,000	500,000
Repayments of capital lease obligations	(89,154)	-
Repayments of loan obligations	-	(81,228)
Advances from credit line	-	(33,555)
Repayment of contingent consideration	(3,105)	-
Advances from shareholder	43,685	115,274
Net Cash Provided by Financing Activities	51,426	500,491

Increase (Decrease) in Cash and Cash Equivalents	2,448	(125,774)

Cash and Cash Equivalents, Beginning of Period	72,756	168,490

Cash and Cash Equivalents, End of Period	$75,204	$42,716

Cash paid for interest	$4,559	$2,007

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$25,000	$25,000
Warrants issued with convertible debt	$17,851	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

On October 1, 2012 the Company entered into a limited liability company agreement to form a joint venture. The joint venture, Secure Infrastructure & Services, LLC, will provide infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. The condensed balance sheet at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2013, DSC has generated revenues of $2,346, 542 but has incurred a net loss of $479,413. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by Mr. Charles M. Piluso, the Company’s Chief Executive Officer and largest shareholder since inception as well as several Directors.  It is the intention of Mr. Piluso to continue to fund Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Data Storage Corporation, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees earnings or losses are included in other income in the accompanying Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2013 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2013 include 6,232,992 options and 28,642 warrants.

 Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2013	December 31, 2012
Storage equipment	$2,205,243	$2,205,243
Website and software	790,322	622,667
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,687
Data Center Equipment	908,670	908,670
	4,081,759	3,851,104
Less: Accumulated depreciation	2,463,442	2,189,024
Net property and equipment	$1,555,317	$1,662,080

Depreciation expense for the six months ended June 30, 2013 and 2012 was $274,418 and $249,263, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		June 30, 2013
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-

Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	473,084
Non-compete agreements	4	262,147	199,340

Total Intangible Assets		1,453,689	672,424

Total Goodwill and Intangible Assets		$3,655,517	$672,424

Scheduled amortization over the next five years as follows:

Year ending June 30,
2014	$242,261
2015	173,254
2016	30,635
2017	30,635
2018	10,212
Total	$486,997

Amortization expense for the six months ended June 30, 2013 and 2012 was $122,495 and 107,178 respectively

Note 5 – Joint Venture

The Company has a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC who provides infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company.. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During Fiscal 2013, the Company evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. Secure Infrastructure & Services, LLC's fiscal year end is December 31.

The following presents unaudited summary financial information for Secure Infrastructure & Services, LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

June 30, 2013

Current assets	$46,204
Non-current assets	$16,150
Current liabilities	$36,902
Members' equity	$25,452

The equity balance carried on the Company's balance sheet amounts to $13,557 for the six months ended June 30, 2013.

Six Months Ended June 30, 2013

Net sales	$9,055
Gross profit	$5,566
Operating expenses	$11,164
Net income(loss)	$(5,598)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the six months ended June 30, 2013 was $2,243.

Note 6 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $57,757 through various dates in 2013 and 2012. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2013	$1,045,266
Less amount representing interest	(36,777)
Total obligations under capital leases	1,008,489
Less current portion of obligations under capital leases	(787,996)
Long-term obligations under capital leases	$220,493

Long-term obligations under capital leases at June, 2013 mature as follows:

For the year ending June 30,
2014	$787,996
2015	215,089
2016	5,404

$1,008,489

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	654,815

$916,969

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at June 30, 2013, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of June 30, 2013, the Company owed $100,292 under this agreement.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed to SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable is in arrears and has a balance as of June 30, 2013 of $47,335

Operating Leases

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

Minimum obligations under these lease agreements are as follows:

For the year ending June 30, 2014	$85,841

Rent expense for the six months ended June 30, 2013 and June 30, 2012 was $73,071 and $106,757 respectively.

Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Charles Piluso, CEO, for the New York Data Center.  The rent expense for the data center is $1,500 per month. As of June 30, 2013 the Company owes the related party $186,045.

As of June 30, 2013 the Company also owed Mr. Piluso $802,005. These advances bear no interest and have no stated terms of repayment.

Note 9 – Convertible debt

Related parties

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%.  Interest is payable quarterly through the maturity date of February 28, 2014.  The Company recognized a beneficial conversion feature of $17,851 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital.

Note 10 - Stockholders’ Equity

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012. There are 3,075,938 options outstanding under this plan as of June 30, 2013.

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

There are 3,157,054 options outstanding under this plan as of June 30, 2013. There were 857,101 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2013	6,232,992	$0.02 - 0.85	$0.26
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at June 30, 2013	6,232,992	$0.02 - 0.85	$0.26

Options Exercisable at June 30, 2013	5,077,982	$0.02 - 0.85	$0.23

Share-based compensation expense for options totaling $116,250 and $50,568 was recognized in our results for the six months ended June 30, 2013 and 2012, respectively is based on awards vested.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the six months ended June 30, 2013 and 2012 are set forth in the table below.

	2013	2012
Weighted average fair value of options granted	$0.35	$0.41
Risk-free interest rate	1.59%	2.20%
Volatility	98.00%	74.98%
Expected life (years)	10	10

As of June 30, 2013, there was approximately $319,000 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 2.0 years.

Common Stock Warrants

There were no common stock warrants granted during the six months ended June 30, 2013.

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2013	28,642	$0.01 - 0.02	$0.02
Warrants Granted	-	-	-
Warrants Exercised		-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at June 30, 2013	28,642	0.01 – 0.02	0.02

Warrants exercisable at June 30, 2013	28,642	0.01 – 0.02	0.02

Note 11. - Subsequent Events

The Company entered into a Securities Purchase Agreement, dated as of August 13, 2013, by and between the Company and Charles M. Piluso,  the Company’s Chairman of the Board and Chief Executive Officer (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the principal amount of $100,000 and a Warrant to purchase 66,667 shares of the Company’s Common Stock for an aggregate purchase price of $100,000.

The Convertible Promissory Note matures on August 13, 2014 (the “Maturity Date”), accrues interest at an interest rate of ten percent (10%) per annum payable in arrears on the Maturity Date and is subject to customary terms and conditions including events of default.

The Warrant entitles Mr. Piluso to purchase from the Company an aggregate of 66,667 shares of Common Stock, par value $0.001 per share, at an exercise price of $0.15. The Warrant is immediately exercisable and expires on August 13, 2024.  The Warrant is subject to customary terms and conditions.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net Sales.  Net sales for the three months ended June 30, 2013 were $1,170,364 an increase of $156,699 or 15%, compared to $1,013,665 for the three months ended June 30, 2012.  The increase in sales is the result of an increase in recurring sales revenues of $174,173 to $1,128,702 for the three months ended June 30, 2013 from $954,529 for the three months ended June 30, 2012, offset by a decrease in non-recurring revenue of $17,474 to $41,661 for the three months ended June 30, 2013 from $59,135 for the three months ended June 30, 2012.

Cost of Sales. For the three months ended June 30, 2013, cost of sales were $650,666 a decrease of $131,336 from $782,002 for the three months ended June 30, 2012  The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. DSC's gross margin is 44% for the three months ended June 30, 2013 as compared to 23% for the three months ended June 30, 2012.

Operating Expenses.  For the three months ended June 30, 2013, operating expenses were $659,942, a decrease of $325,555, as compared to $985,497 for the three months ended June 30, 2012. The majority of the decrease in operating expenses for the three months ended June 30, 2013 is a result of decrease in salaries and professional fees. Professional fees decreased $20,111 to $104,468 for the three month ended June 30, 2013 as compared to $124,579 for the three months ended June 30, 2012. Sales salaries decreased $104,695 to $114,537 for the three months ended June 30, 2013, as compared to $219,232 for the three months ended June 30, 2012. Executive salaries expense decreased $73,968 to $52,604 for the three months ended June 30, 2013 as compared to $126,572 for the three months ended June 30, 2012. Sales commission expense increased $4,512 to $17,255 for the three months ended June 30, 2013, as compared to $12,743 for the three months ended June 30, 2012.

Other Expenses. Interest income for the three months ended June 30, 2013 decreased $20 to $4 from $24 for the three months ended June 30, 2012. Interest Expense for the three months ended June 30, 2013 decreased $2,940 to $32,837 from $35,777 for the three months ended June 30, 2012.

Net Loss.  Net loss for the three months ended June 30, 2013 was $175,320 a decrease of $614,267 as compared to net loss of $789,587 for the three months ended June 30, 2012.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2012

Net Sales.  Net sales for the six months ended June 30, 2013 were $2,346,542, an increase of $362,478, or 19%, compared to $1,984,064 for the six months ended June 30, 2012. The increase is attributable to an increase in recurring sales, which is the result of the acquisition of Message Logic, and increase in customer storage requirements and new sales,  for the six months ended June 30, 2013.

Cost of Sales. For the six months ended June 30, 2013, cost of sales was $1,377,780, an increase of $10,805, or 1%, compared to $1,366,975 for the six months ended June 30, 2012.  Although sales increased, the Company was able to utilize its current hardware, storage capacity and infrastructure and did not incur additional direct costs. The Company's gross margin is 41% for the six months ended June 30, 2013 as compared to 31% for the six months ended June 30, 2012.

Operating Expenses.  For the six months ended June 30, 2013, operating expenses were $1,381,336, a decrease of $503,734, or 27%, as compared to $1,885,070 for the six months ended June 30, 2012. The majority of the decrease in operating expenses for the six months ended June 30, 2013 is a result of decreased officer’s salaries, sales salaries and sales commissions. Sales salaries decreased $180,479 to $255,927, as compared to $436,406 for the six months ended June 30, 2012. Executive salaries expense decreased $69,732 to $188,066, as compared to $257,798 for the six months ended June 30, 2012. Sales commission expense decreased $36,926 to $30,969, as compared to $67,895 for the six months ended June 30, 2012. Stock based compensation decreased $52,765 to $116,250 for the six months ended June 30, 2013 as compared to $169,016 for the six months ended June 30, 2012.

Other Expenses.  Interest income for the six months ended June 30, 2013 decreased $91 to $15 from $106 for the six months ended June 30, 2012. Interest expense and related debt discounts for the six months ended June 30, 2013 decreased $7,943 to $64,611 from $72,554 for the six months ended June 30, 2012.

Net Loss .  Net loss for the six months ended June 30, 2013 was $479,413 a decrease of $861,036, or 64%, as compared to net loss of $1,340,449 for the six months ended June 30, 2012.

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

During the six months ended June 30, 2013 DSC’s cash increased $2,448 to $75,204 from $72,756 at December 31, 2012. Net cash of $134,477 was provided by DSC’s operating activities. Net cash of $183,455 was used in investing activities. Net cash of $51,426 was provided by DSC’s financing activities.  This is the result of proceeds from a $100,000 convertible debt issuance, $43,685 in advances from a company shareholder offset by $89,154 in capital lease payments.

DSC's working capital deficit was $3,352,589 at June 30, 2013, increasing $288,382 from $3,064,207 at December 31, 2012. The increase is primarily due to the increase in accounts payable and accrued expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2013 and six months ended June 30, 2012, DSC had interest expense, net of interest income, of approximately $64,596 and $72,448, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2013, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

None

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2013

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

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

DATA STORAGE CORPORATION

Date: August 19, 2013	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Principal Financial Officer (Duly Authorized Officer and Principal Executive Officer)

Exhibits Index

Exhibits. No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase