Form 10-Q
period 2013-09-30
Data Storage Corp
filed 2013-11-19
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 001-35384

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
Yes ☐ No ☒

As of November 15, 2013, 33,165,915 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
September 30, 2013

PART I

 ITEM 1.        Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$61,608	$72,756
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2013 and $58,000 in 2012)	268,775	201,483
Deferred Compensation	13,442	17,562
Prepaid Expenses and other current assets	66,160	184,752
Total Current Assets	409,985	476,553

Property and Equipment:
Property and equipment	4,030,152	3,851,104
Less—Accumulated depreciation	(2,619,115)	(2,189,024)
Net Property and Equipment	1,411,037	1,662,080

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	-	9,052
Investment in joint venture	3,848	-
Other assets	15,536	65,923
Intangible Assets, net	720,017	903,761
Employee loan	30,300	-
Total Other Assets	2,971,529	3,180,564

Total Assets	4,792,551	5,319,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,270,760	1,214,580
Credit line payable	100,292	100,292
Due to related party	197,639	162,804
Dividend Payable	250,000	212,500
Deferred revenue	656,792	722,658
Leases payable	747,713	715,095
Loans payable	47,312	47,312
Convertible debt – related party	177,289	-
Contingent consideration in Message Logic acquisition	357,757	365,519
Total Current Liabilities	3,805,554	3,540,760

Deferred rental obligation	7,780	14,403
Due to officer	775,651	758,320
Leases payable long term	151,482	382,572
Convertible debt	500,000	500,000
Total Long Term Liabilities	1,434,913	1,655,295

Total Liabilities	5,240,467	5,196,055

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 33,165,915 and 33,165,915 shares issued and outstanding, respectively	33,166	33,166
Additional paid in capital	12,201,092	12,042,623
Accumulated deficit	(12,683,576)	(11,954,049)
Total Stockholders' Equity	(447,916)	123,142
Total Liabilities and Stockholders' Equity	$4,792,551	$5,319,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$1,119,032	$1,012,613	$3,465,574	$2,996,677

Cost of sales	591,159	629,752	1,968,939	1,996,725

Gross Profit	527,873	382,861	1,496,635	999,952

Selling, general and administrative	685,357	714,840	2,066,653	2,599,911

Loss from Operations	(157,484)	(331,979)	(570,018)	(1,599,959)

Other Income (Expense)
Interest income	-	26	15	135
Loss from joint venture	(15,209)	-	(17,452)	-
Interest expense	(39,962)	(36,415)	(104,572)	(108,970)
Total Other (Expense)	(55,171)	(36,389)	(122,009)	(108,835)

Loss before provision for income taxes	(212,655)	(368,368)	(692,027)	(1,708,794)

Provision for income taxes	-	-	-	-

Net Loss	(212,655)	(368,368)	(692,027)	(1,708,794)

Preferred Stock Dividend	(12,500)	(12,500)	(37,500)	(37,500)

Net Loss Attributible to Common Shareholders	$(225,155)	$(380,868)	$(729,527)	$(1,746,294)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Weighted Average Number of Shares - Basic and Diluted	33,165,915	29,749,738	33,165,915	29,275,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(692,027)	$(1,708,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	613,834	521,533
Amortization of debt discount	12,992	-
Non cash interest expense	41,589	33,288
Deferred compensation	4,390	29,111
Allowance for doubtful accounts	(11,801)	10,000
Stock based compensation	169,986	196,986
Loss from joint venture	17,452	-
Changes in Assets and Liabilities:
Accounts receivable	(55,490)	(75,595)
Other assets	1,948	(187)
Prepaid expenses and other current assets	118,592	5,212
Employee Loan	(20,300)	-
Accounts payable and accrued expenses	14,591	168,679
Deferred revenue	(65,866)	10,405
Deferred rent	(6,623)	(4,922)
Net Cash Provided (by Used) in Operating Activities	143,267	(814,284)

Cash Flows from Investing Activities:
Capital expenditures	(179,048)	(99,827)
Investment in joint venture	(21,300)	-
Net Cash Used in Investing Activities	(200,348)	(99,827)

Cash Flows from Financing Activities:
Due to related party	34,836	-
Proceeds from the issuance of common stock	-	500,000
Issuance of convertible debt	200,000	500,000
Repayments of capital lease obligations	(198,472)	(152,729)
Repayments of loan obligations	-	(46,047)
Repayment of contingent consideration	(7,762)	-
Advances from officer	17,331	128,379
Net Cash Provided by Financing Activities	45,933	929,603

Decrease in Cash and Cash Equivalents	(11,148)	15,492

Cash and Cash Equivalents, Beginning of Period	72,756	168,490

Cash and Cash Equivalents, End of Period	$61,608	$183,982

Cash paid for interest	$10,597	$2,968

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$37,500	$37,500
Warrants issued with convertible debt	$35,702	$-
Fixed assets acquired under capital leases	$-	$309,297
Stock issued for deferred compensation	$-	$42,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 - Basis of presentation, organization and other matters

Headquartered in Garden City, N.Y., DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010 we expanded our solutions based on the asset acquisition of SafeData. In 2012 we continued to assimilate organizations, expanded our technology as well as technical group and positioned the new organization for growth.  In October 2012 we purchased the software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, Rhode Island, and New York. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Condensed Consolidated Financial Statements

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2012 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2013, the Company has generated revenues of $3,465,574 but has incurred a net loss attributed to common shareholders of $729,527. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Data Storage Corporation, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

Equity Investments

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investee’s earnings or losses are included in other income in the accompanying Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2013 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the circumstances.

Goodwill and Other Intangibles

In accordance with GAAP, the Company tests goodwill and other intangible assets for impairment on at least an annual basis.  Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.  The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine the fair value of these intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing.  In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment. This adoption did not have a material impact on the Company's consolidated financial statements.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2013 include 6,232,992 options, 161,976 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2013	2012
Storage equipment	$2,376,891	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	22,837	22,837
Computer hardware and software	91,687	91,687
Data Center	916,070	908,670
	4,030,152	3,851,104
Less: Accumulated depreciation	2,619,115	2,189,024
Net property and equipment	$1,411,037	$1,662,080

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $430,091 and $360,764, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		September 30, 2013		December 31, 2012
	Estimated life in Years	Gross amount	Accumulated Amortization	Gross amount	Accumulated Amortization
Goodwill	Indefinite	$2,201,828	-	$2,201,828	-
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-	294,268	-
Intangible assets subject to amortization
Customer list	5	897,274	489,865	897,274	383,356
Non-compete agreements	4	262,147	243,807	262,147	166,572
Total Intangible Assets		1,453,689	733,672	1,453,689	549,928
Total Goodwill and Intangible Assets		$3,655,517	733,672	$3,655,517	$549,928

Scheduled amortization over the next five years

For the twelve months ending September 30,
2014	$225,877
2015	136,049
2016	30,635
2017	30,635
2018	2,553
Total	$425,749

Amortization expense for the nine months ended September 30, 2013 and 2012 was $183,744 and $160,767 respectively.

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

September 30, 2013

Current assets	$65,822
Non-current assets	$20,610
Current liabilities	$59,778
Members' equity	$26,654

The investment balance carried on the Company's balance sheet amounts to $3,848 as of September 30, 2013.

Nine Months Ended September 30, 2013

Net sales	$24,795
Gross profit	$18,708
Operating expenses	$51,354
Net income(loss)	$(32,646)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the nine months ended September 30, 2013 was $17,452.

Note 6 – Capital lease obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $35,609 through various dates in 2011 and 2015. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2014	$925,175
Less amount representing interest	(25,980)
Total obligations under capital leases	899,195
Less current portion of obligations under capital leases	(747,713)
Long-term obligations under capital leases	$151,482

 Long-term obligations under capital leases at September 30, 2013 mature as follows:

For the twelve months ending September 30,
2014	$747,713
2015	151,482
$899,195

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	(695,442)
$876,342

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a JP Morgan Chase. The credit facility provides for $100,000 at prime plus .5%, 3.75% at September 30, 2013, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of September 30, 2013, the Company owed $100,292 under the revolving credit line.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed by SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable balance as of September 30, 2013 is $47,312.

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

On November 6, 2013 the company entered into an on operating lease for office space in Warwick, Rhode Island. The lease is for a five year period beginning on February 1, 2014 and calls for escalating monthly base rent payments ranging from $2,324 to $2,460. In addition to base rent, the company will be responsible for it's pro-rata share of operating costs in excess of 2014 costs.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending September 30,
2014	$59,562
$59,562

Rent expense for the nine months ended September 30, 2013 and September 30, 2012 was $113,732 and $150,761 respectively.

Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by the Mr. Piluso for the New York Data Center in New York. The rent expense for the data center is $1,500 per month.

As of September 30, 2013 the Company owed Mr. Piluso $775,651. These advances bear no interest and have no stated terms of repayment.

Note 9 – Convertible debt

Related parties

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%.  Interest is payable quarterly through the maturity date of April 30, 2014.  The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital.

Note 10 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of common stock, par value $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

Common Stock Options

2008 Equity Incentive Plan

In October 2008, the Company’s board of directors (the “Board”) adopted, the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board. Awards may be granted pursuant to the 2008 Plan for 10 years from the date the Board approved the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board. From time to time, we may issue awards pursuant to the 2008 Plan.

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

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options

There are 3,157,054 options outstanding under this plan as of September 30, 2013. There were 857,101 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2013	6,232,992	$0.02 - 0.85	$0.26
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at September 30, 2013	6,232,992	$0.02 - 0.85	$0.26

Options Exercisable at September 30, 2013	5,187,158	0.02 - 0.85	$0.23

Share-based compensation expense for options totaling $174,375 and $196,986 was recognized in our results for the nine months ended September 30, 2013 and 2012, respectively is based on awards vested.

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

As of September 30, 2013, there was $265,433 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.8 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2013	28,642	$0.01-0.02	$0.01
Warrants Granted	133,334	0.01	0.01
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at September 30,2013	161,976	0.01 - 0.02	0.01

Warrants Exercisable at September 30, 2013	161,976	0.01 - 0.02	0.01

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2013 are set forth in the table below.

2013
Weighted average fair value of options granted	$0.15
Risk-free interest rate	1.89%
Volatility	98.00%
Expected life (years)	10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

On June 17, 2010 we entered into an asset purchase agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s mid-range equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData.

On October 31, 2012, DSC purchased the assets of Message Logic including email compliance software all source code to Message Logic’s email archival and data analytics software and select fixed assets.

In November 2012, DSC entered into a joint venture partnership with an IBM partner, ABC Services Inc. to provide an IBM Infrastructure as a service (“IaaS”) offering, marketed under the name Secure Infrastructure & Services, a New York LLC.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Net Sales.   Net sales for the three months ended September 30, 2013 were $1,119,032, an increase of $106,419, or 10.5%, compared to $1,012,613 for the three months ended September 30, 2012. The increase is attributable to an increase in recurring revenue three months ended September 30, 2013.

Cost of Sales. For the three months ended September 30, 2013, cost of sales were $591,159, a decrease of $38,593, or 6.1%, compared to $629,752 for the three months ended September 30, 2012.  The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. DSC's gross margin is 47.2% for the three months ended September 30, 2013 as compared to 37.8% for the three months ended September 30, 2012.

Operating Expenses.   For the three months ended September 30, 2013, operating expenses were $685,357, a decrease of $29,483, or 4.1%, as compared to $714,840 for the three months ended September 30, 2012. The majority of the decrease in operating expenses for the three months ended September 30, 2012 is a result of decrease in salaries. Sales salaries decreased $93,456 to $78,813 for the three months ended September 30, 2013, as compared to $172,269 for the three months ended September 30, 2012. Management salaries expense increased $47,276 to $94,794 for the three months ended September 30, 2013 as compared to $47,518 for the three months ended September 30, 2012. Sales commission expense decreased $16,840 to $9,971 for the three months ended September 30, 2013, as compared to $26,811 for the three months ended September 30, 2012.

Other Income (expense).  Interest income for the three months ended September 30, 2013 decreased $26 to $0 from $26 for the three months ended September 30, 2013. Interest Expense for the three months ended September 30, 2013 increased $3,547 to $39,962 from $36,415 for the three months ended September 30, 2012. The loss in the joint venture for the three months ended September 30, 2013 increased $15,209 to $15,209 from $0 for the three months ended September 30, 2012

Net Loss.   Net loss for the three months ended September 30, 2013 was $212,655 a decrease of $155,713, or 42.3%, as compared to net loss of $368,368 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Net Sales.   Net sales for the nine months ended September 30, 2013 were $3,465,574, an increase of $468,897, or 15.6%, compared to $2,996,677 for the nine months ended September 30, 2012. The increase is attributable to an increase in recurring revenues for the nine months ended September 30, 2012.

Cost of Sales. For the nine months ended September 30, 2013, cost of sales was $1,968,939, a decrease of $27,786, or 1.4%, compared to $1,996,725 for the nine months ended September 30, 2012.  The decrease in cost of sales is directly attributable to  is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity The Company's gross margin is 43.2 % for the nine months ended September 30, 2012 as compared to 33.4 % for the nine months ended September 30, 2012.

Operating Expenses.   For the nine months ended September 30, 2013, operating expenses were $2,066,653, a decrease of $533,258, or 20.5%, as compared to $2,599,911 for the nine months ended September 30, 2012. The majority of the decrease in operating expenses for the nine months ended September 30, 2013 is a result of decreased officer’s salaries, sales salaries, sales commissions and professional fees. Sales salaries decreased $273,935 to $334,740, as compared to $608,675 for the nine months ended September 30, 2012. Executive salaries expense decreased $92,810 to $291,517, as compared to $384,327 for the nine months ended September 30, 2012. Sales Commission decreased $53,766 to $40,940 as compared to $94,706 for the nine months ended September 30, 2012. Professional fees decreased $80,950 to $198,464 for the nine months ended September 30, 2013 as compared to $279,414 for the nine months ended September 30, 2012.

Other Income (Expenses).  Interest income for the nine months ended September 30, 2013 decreased $118 to $15 from $135 for the nine months ended September 30, 2013. Interest Expense for the nine months ended September 30, 2013 decreased $4,398 to $104,572 from $108,870 for the nine months ended September 30, 2012. The loss in the joint venture for the nine months ended September 30, 2013 increased $17,452 to $17,452 from $0 for the nine months ended September 30, 2012

Net Loss.   Net loss for the nine months ended September 30, 2013 was $692,027 a decrease of $1,016,767 or 59.5%, as compared to net loss of $1,708,794 for the nine months ended September 30, 2012.  The decreased loss is directly attributable to the decrease in personnel and professionals and an increase in recurring revenue for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  During the remainder of 2013 and in 2014, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services and expand our presence in the email archiving marketplace through our acquisition of Message Logic.

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

During the nine months ended September 30, 2013 the Company’s cash decreased $11,148 to $61,608 from $72,756 at December 31, 2012. Net cash of $143,267 was provided by the Company’s operating activities and cash of $200,348 was used in investing activities, primarily funding capital expenditures. Net cash of $45,933 was provided by the Company’s financing activities, primarily due to the issuance of convertible debt of $200,000 and officer and related party advances of $52,167 offset by capital lease and loan payments of $198,472.

The Company's working capital deficiency was $3,395,569 at September 30, 2013, increasing $1,125,499 or 1.5% from $2,270,070 at December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2013 and nine months ended September 30, 2012, DSC had interest expense, net of interest income, of approximately $122,009 and $108,835, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2013, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2013, the Company sold a convertible promissory note in the principal amount of $100,000 and a warrant to purchase 66,667 shares of the Company's Common Stock for an aggregate purchase price of $100,000 to John F. Coghlan, a member of the Company's Board of Directors. The convertible promissory note is due with interest of 10% on February 27, 2014.  The principal and interest may be converted into shares of common stock of the Company at a conversion price of $0.15 per share.  The warrant is exercisable at a per share price of $0.15 until February 28, 2023.

On August 9, 2013, the Company sold a convertible promissory note in the principal amount of $100,000 and a warrant to purchase 66,667 shares of the Company's Common Stock for an aggregate purchase price of $100,000 to Charles Piluso, a member of the Company's Board of Directors and an executive officer.  The convertible promissory note is due with interest of 10% on April 30, 2014.  The principal and interest may be converted into shares of common stock of the Company at a conversion price of $0.15 per share.  The warrant is exercisable at a per share price of $0.15 until February 28, 2023.

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2013

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

Exhibits. No.	Description
4.1
Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.2
10% Convertible Promissory Note payable to Charles M. Piluso due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.3
Warrant to Purchase Common Stock payable to Charles M. Piluso dated as of August 9, 2013  (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.4	Securities Purchase Agreement between John F. Coghlan and the Company dated as of February 28, 2013 (Incorporated by reference to the Form 10Q filed May 20, 2013)

4.5	10% Convertible Promissory Note payable to John F. Coghlan due February 27, 2014 (Incorporated by reference to the Form 10Q filed May 20, 2013)

4.6	Warrant to Purchase Common Stock issued to John F. Coghlan dated as of February 28, 2013 (Incorporated by reference to the Form 10Q filed May 20, 2013)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: November 19, 2013	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Duly Authorized Officer and Principal Executive, Financial and Accounting Officer)