Form 10-K
period 2013-12-31
Data Storage Corp
filed 2014-04-15
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock , par value $.001 per share	OTC.BB

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

The aggregate market value of the 6,135,654 shares of common stock held by non-affiliates of the registrant as of June 30, 2013, was $306,783.

The number of shares of the registrant’s common stock outstanding as of April 15, 2014 was 36,125,845.

Data Storage Corporation

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Overview

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

Data Storage Corporation (“DSC” or “the Company”) is a different company in many ways from our 2001 commencement.  From the very beginning we focused on assisting businesses in their disaster recovery to business continuity plans.  Each year we continue to pivot, but with our same mission.  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our legacy solutions and our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

DSC, is a 13 year veteran in cloud storage and cloud computing, providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations for distribution such as Dell, Amazon, Nasdaq, and IBM and many others.

Headquartered in Garden City, NY, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy set forth in 2013

DSC derives revenues from long term subscription and professional services contracts related to the implementation of solutions that provide protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010, we expanded our solutions based on the asset acquisition of SafeData. In 2012, we continued to assimilate organizations, expanded our technology, as well as our technical group and positioned the new organization for growth.  In October 2012, we purchased the software and assets of Message Logic. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet.

DSC is positioned to leverage our infrastructure, data center, equipment capacity and leadership team to grow revenue to significant levels. Positioned for organic growth, our strategy will be to grow through acquisition of synergistic solutions. DSC believes opportunities exist to acquire service providers to enhance our products and services portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our objective with acquisitions is to reduce costs through economies of scale while increasing market share and consolidating efforts. We believe that through a strategy of partnership program, as well as acquisition of synergistic service providers we can create significant value.

We believe that the opportunity exists today to acquire and consolidate synergetic companies in this fragmented industry. This strategy will enable DSC to create an international presence, and a recognizable premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

DESCRIPTION OF SERVICES AND SOLUTIONS

DSC’s core competencies are the following: Email Archival and Data Analysis, Data Vaulting, Virtual Disaster Recovery and High Availability.

BUSINESS CONTINUTY SOLUTION: The Recovery Cloud:

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

BENEFITS AND FEATURES OF THE RECOVERY CLOUD:

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

Our technology will identify and propagate only that sector of data to the disaster recovery site, effectively reducing bandwidth and storage consumption.  CDP also employs data compression and encryption to maximize network bandwidth utilization and ensure end-to-end security between the primary and DR site.

Microsoft Exchange

Ensure business-critical e-mail data is protected against application or hardware-based corruption or loss, user error, or a natural disaster with our solution.  Designed with ease of use in mind, our solution provides Exchange Server 2000/2003/2007 complete protection down to the individual mailbox or even an individual mail message.

BUSINESS CONTINUTY SOLUTION:  Disaster Recovery WITH STAND BY SERVERS:   A data recovery solution leveraging electronic vaulting technology and standby servers for businesses with recovery time objectives of 10 hours or less operating on Intel or IBM system i platforms.

Disaster Recovery for Windows and IBM I Series

Organizations may not require real-time recovery.  For those with recovery time objectives of 10 hours or less, DSC’s DR Standby Server subscription-based service is a viable option requiring little or no initial capital expenditure.

Available for the IBM System iSeries, UNIX, AIX and Windows operating systems.  Instantly transfers data off-site to one of DSC’s secure data centers.  All data is encrypted prior to transmission and remains encrypted “in-flight” and “at rest” to ensure protection and to meet today’s compliance standards.

Benefits of DR include:

●	fast recovery times (in hours, not days)
●	no tapes to get lost or damaged
●	virtual recovery that fully protects your server investment
●	eliminate data recovery burden on IT resources

High Availability / Replication for both Windows and IBM I Series

Our cloud-based HA services provide businesses with cost-effective access to best-in-class replication technologies for organizations of all sizes, operating in Windows, IBM iSeries/AS400, MS Windows, UNIX, Linux and AIX environments. For those companies that have recovery time objectives of 1 hour or less, DSC’s HA solution meets the high availability demands of their business. DSC’s HA solution is a subscription-based high availability offering.  For a monthly subscription fee and long-term contract, DSC creates and maintains a mirror of its clients’ mission-critical systems and data at a secure off-site data center ensuring their business is “switch ready.”  During either planned or unplanned downtime, DSC’s HA solution ensures the business will continue to operate, by providing an essential Infrastructure-as-a-service (IaaS), switchable “mirror” of a client’s data and applications.

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

Cloud Based IBM Power i IaaS:

A fully managed service, offering “capacity on demand” for IBM Power Systems (AS400/IBM i, AIX) and Windows based applications. This infrastructure as a service is secure and reliable solution for enterprises. IBM iSeries infrastructure is provided through our venture with Joint Venture called Secure Infrastructure and Services, LLC.  IBM iSeries servers turned up in hours instead of weeks and on demand.  Distributed through a partnership network.

Message Logic

Email Archival & Analytics*: Services designed to keep email and message content safe, secure and accessible with powerful, cost-efficient email and IM archiving, monitoring and retrieval that is flexible, scalable and dependable.

Our MLArchiver has taken email archiving to a new level by combining archiving with advanced analytics. We deliver our technology as the only certified VMware Ready software, and cloud enabled software with partners such as Amazon Web Services, Windows Azure and NASDAQ OMX. We turn all emails into searchable records to meet regulatory and legal search needs and work with companies in all industries including K12, local government, finance and healthcare which have strict regulatory requirements to archive and produce emails when requested. Our combined analytic engine also identifies potential problems and concerns for management and can alert them and the sender of a possible issue. This has become a major advantage for businesses who deal with personal and confidential information such as social security numbers or for dealing with HR concerns. Emails are introduced as evidence in nearly all court cases and are very often cited in the media. Having a system to manage emails as records with integrity has become a critical function for all organizations.

Benefit of MLArchiver

Ease of Use, Affordable

●	Intuitive design for easy to use; yet the features are advanced and powerful.

Records Management

●
Good record keeping is essential for any organization.  MLArchiver captures all emails, full-text indexes the message and attachment, applies retention policies and turns emails into non-alterable records.

Regulatory & Litigation Process

●
MLArchiver make responding to regulatory or litigation search requests quick and easy. We meet the Federal Rules of Civil Procedure process for legal discovery and have advanced searching, dynamic folders, tagging, legal hold management and exporting options.

Compliant

●	Nearly all industries have one or more regulations which require them to treat emails as corporate records and produce them when requested. ML is a fully compliant solution.

Analytics

●	50 custom and standard analytics to let management “Know what is being archived” with real-time alerts. Identify and report on business critical information.

Employee Access & Email Storage Cost

●	Emails older than 6 months are infrequently accessed. MLArchiver provides tools for employee access via web interface or Outlook. Archive storage is lower cost storage for cost reductions.

COMPETITION

Many of the companies we  compete with have substantially greater name recognition and financial resources than we have, which may limit our opportunity within the market place from a customer standpoint as well as from an acquisition standpoint.

High Availability and Virtual Disaster Recovery Services

The following vendors compete with DSC within the HA and virtual DR services sector: HP Services, IBM Business Continuity and Recovery Services, and SunGard.  Recently these companies have expanded into data vaulting to target smaller clients.

Email Archival and Data Analytics:

Email Archival and Data Analytics:
Today there are fewer than 10 competitors in North America.  Message Logic offers Software, a cloud managed service and an appliance as options for our customers:

Software competitors:  GFI, Mimecast, Symantec Enterprise Vault
Cloud Managed Service:  Sonian, Smarsh, Global Relay
Appliance: Barracuda Networks, ArcMail, Jatheon

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

CORPORATE HISTORY

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

In November 2012, DSC entered into a joint venture partnership with an IBM partner, ABC Services Inc. to provide an IBM Infrastructure as a service (“IaaS”) offering, marketed under the name Secure Infrastructure & Services, a New York limited liability company.  The Company is required to convert ABC Services Inc.’s interest in the joint venture into shares of common stock of the Company upon the Company (i) raising $10 million in financing through a private placement or secondary offering of stock and (ii) the market capitalization of the Company exceeding or equaling $25 million.  The value of the membership interest that is converted shall be equal to 200% of the Company’s prior fiscal year GAAP gross revenue, net of sales tax, plus the fair market value of additional assets, as determined by an independent appraiser.  The Company shall be required to pay off all amounts owed to the joint venture for services prior to the conversion.

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

ITEM 1A.     RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.        PROPERTIES

Our principal office is located at 401 Franklin Avenue, Garden City, NY 11530.  This property is partly owned by a director of the Company.  Our other properties include data centers located at 875 Merrick Avenue, Westbury, NY 11590, which is owned by our CEO; 115 Second Avenue Waltham, MA 02451 and office space located at 535 Centerville Rd, Warwick RI.  Our corporate telephone number is (212) 564-4922.

ITEM 3.        LEGAL PROCEEDINGS

Except as set forth below we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court,  Nassau County, by Richard Rebetti, the Company's former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Index No. 14-2504, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

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

Quarterly ended	Low Price	High Price
March 31, 2012	$0.40	$0.83
June 30, 2012	$0.12	$0.50
September 30, 2012	$0.15	$0.39
December 31, 2012	$0.05	$0.15
March 31, 2013	$0.04	$0.10
June 30, 2013	$0.05	$0.10
September 30, 2013	$0.04	$0.09
December 31, 2013	$0.07	$0.09

HOLDERS OF OUR COMMON STOCK

As April 15, 2014, we had 41 shareholders of record of our Common Stock.

DIVIDEND POLICY

DSC has not declared or paid dividends on common stock since its formation, and do not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of DSC’S Board and will depend on the then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. There are no contractual restrictions on our ability to declare or pay dividends.  Preferred dividends are accrued quarterly.  No Preferred dividends have been paid to date.

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation—“2008 Equity Incentive Plan” and “2010 Incentive Award Plan”” on page 44 for DSC’s equity compensation plan information.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation is a different company in many ways from our 2001 commencement.  From the very beginning we focused on assisting businesses in their disaster recovery to business continuity plans.  Each year we continue to pivot, but with our same mission.  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our legacy solutions and our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

DSC, is a 13 year veteran in cloud storage and cloud computing, providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations for distribution such as Dell, Amazon, NASDAQ, and IBM and many others.

Headquartered in Garden City, NY, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government.

DSC derives its revenues from the sale and subscription of services and solutions DSC has equipment in several technical centers: New York Metro, Boston, Chicago and New Jersey.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. DSC’s mission is to provide a high level of service to organizations that need to ensure that their data is intact and available upon demand.

DSC varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATIONS

Year ended December 31, 2013 as compared to December 31, 2012.

Net Sales.   Net sales for the year ended December 31, 2013 were $4,576,298 an increase of $557,947 or 13.9%, compared to $4,018,351 for the year ended December 31, 2012. The increase in sales is the result of an increase in recurring sales revenues of $628,668 to $4,422,277 for the year ended December 31, 2013 from $3,793,609 for the year ended December 31, 2012, offset by a decrease of non-recurring revenue of $70,721 to $154,021 for the year ended December 31, 2012 from $224,742 for the year ended December 31, 2012.  Non recurring revenue declined due to a reduced level of equipment sales for the year ended December 31, 2013.

Cost of Sales. For the year ended December 31, 2013, cost of sales were $2,584,161 a decrease of $130,899 from $2,715,060 for the year ended December 31, 2012.  The decrease in cost of sales is directly attributable DSC eliminating non essential employees based on previous acquisitions, using its own internal storage rather than relying on third party external storage, reduced usage of subcontractors and reduced payroll.  These costs were offset by increased utility costs. Further the data center in Providence RI was eliminated in December 2013 whereby further reducing cost for 2013 and on to 2014.  DSC's gross margin is 43.53% for the year ended December 31, 2013 as compared to 32.4% for the year ended December 31, 2012.

Operating Expenses.   For the year ended December 31, 2013, operating expenses were $2,802,961 a decrease of $665,462 as compared to $3,468,423 for the year ended December 31, 2012. The majority of the decrease in operating expenses for the year ended December 31, 2013 is a result of decreased salaries. Sales salaries decreased $334,896 to $415,277 for the year ended December 31, 2013, as compared to $750,174 for the year ended December 31, 2012. Executive salaries expense decreased $103,235 to $404,421, as compared to $507,656 for the year ended December 31, 2013 and 2012. Employee sales commission expense decreased $38,254 to $70,801, as compared to $109,055 for the year ended December 31, 2013 and 2012.  This is a result of more new sales being generated by outside distribution channels such as independent contractors called channel partners who are paid by commission as opposed to new sales by salaried employees.

Other Expenses. Amortization of debt discount for the year ended December 31, 2013 increased $21,917 to $21,917 from $0 for the year ended December 31, 2012, due to the issuance of convertible debt during 2013. Amortization of deferred financing fees for the year ended December 31, 2013 decreased $74 to $0 from $74 for the year ended December 31, 2012.   Loss on equity method investment increased to $32,450 for the year ended December 31, 2013 from -0- for the year ended December 31, 2012.  Interest Expense for the year ended December 31, 2013 decreased $23,422 to $119,584 from $143,005 for the year ended December 31, 2012.

Net Loss.   Net loss for the year ended December 31, 2013 was ($984,759) a decrease of $1,323,286 as compared to net loss of ($2,308,045) for the year ended December 31, 2012.  DSC through consolidation of their acquisition of Safe Data is complete with the assimilation and as a result DSC’s net losses have improved.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business.  DSC has been funded by Mr. Charles M Piluso, DSC’s Chief Executive Officer and largest shareholder combined with private placements of DSC’s common stock. DSC has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund DSC on an as needed basis.  In 2014, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the year ended December 31, 2013 DSC’s cash increased $14,919 to $87,675 from $72,756 at December 31, 2012. Net cash of $68,808 was provided by DSC’s operating activities and cash of $40,875  was used in investing activities, primarily funding the investment in the joint venture. Net cash of $(13,014) was used in DSC’s financing activities.  This is the result of a $200,000 convertible debt issuances a $500,000 and $43,555 in advances from a company shareholder offset by $274,850 in capital lease payments.

DSC's working capital deficit was ($3,127,247) at December 31, 2013, increasing $63,040 from ($3,064,207) at December 31, 2012. The increase is primarily due to the issuance of $200,000 in convertible debt.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 2013-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

 In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 did not have a material impact on DSC’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ” (“ASU 2011-11”).  ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 did not have a material impact on DSC’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

OFF BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2013 and 2012, DSC had interest expense, net of interest income, of $119,568 and $142,839, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Data Storage Corporation

We have audited the accompanying balance sheets of Data Storage Corporation as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for each of the years then ended. Data Storage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2014

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$87,675	$72,756
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2013 and $26,801 in 2012)	258,567	201,483
Prepaid compensation	9,052	17,562
Prepaid expenses and other current assets	171,584	184,752
Total Current Assets	526,878	476,553

Property and Equipment:
Property and equipment	3,859,528	3,851,104
Less—Accumulated depreciation	(2,728,547)	(2,189,024)
Net Property and Equipment	1,130,981	1,662,080

Other Assets:
Goodwill	2,201,828	2,201,828
Deferred compensation	-	9,052
Other assets	49,338	65,923
Intangible Assets, net	658,769	903,761
Investment in unconsolidated subsidiarires – at equity	-	-
Total Other Assets	2,909,935	3,180,564

Total Assets	4,567,794	5,319,197

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	984,866	1,214,580
Revolving credit facility	100,292	100,292
Due to related party	207,848	162,804
Dividend payable	330,811	212,500
Deferred revenue	703,941	722,658
Leases payable	736,636	715,095
Loans payable	47,312	47,312
Convertible debt – related parties, net of discount	186,215	-
Contingent collateral obligation	356,204	365,519
Total Current Liabilities	3,654,125	3,540,760

Deferred rental obligation	5,187	14,403
Due to officer	801,875	758,320
Leases payable long term	86,180	382,572
Convertible debt - related parties	500,000	500,000
Total Long Term Liabilities	1,393,242	1,655,295

Total Liabilities	5,047,367	5,196,055

Commitments and contingencies	-	-

Stockholders’ (Deficit):
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,125,845 and 33,165,915 shares issued and outstanding, respectively	36,126	33,166
Additional paid in capital	12,540,018	12,042,623
Accumulated deficit	(13,057,119)	(11,954,049)
Total Stockholders' (Deficit) Equity	(479,573)	123,142
Total Liabilities and Stockholders' (Deficit)	$4,567,794	$5,319,197

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012

Sales	$4,576,298	$4,018,351

Cost of sales	2,584,161	2,715,060

Gross Profit	1,992,137	1,303,291

Selling, general and administrative	2,802,961	3,468,423

Loss from Operations	(810,824)	(2,165.132)

Other Income (Expense)
Interest income	15	166
Amortization of debt discount	(21,917)	-
Amortization of deferred financing fees	-	(74)
Loss on equity method investment	(32,450)	-
Interest expense	(119,583)	(143,005)
Total Other (Expense)	(173,935)	(142,913)

Loss before provision for income taxes	(984,759)	(2,308,045)

Provision for income taxes	-	-

Net Loss	(984,759)	(2,308,045)

Preferred Stock Dividend	(118,311)	(50,000)

Net Loss Available to Common Shareholders	$(1,103,070)	$(2,358,045)

Loss per Share – Basic and Diluted	$(0.03)	$(0.08)
Weighted Average Number of Shares - Basic and Diluted	33,319,994	30,194,221

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012

Net loss	$(984,759)	$(2,308,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	784,514	728,001
Amortization of debt discount	21,917	-
Non cash interest expense	62,356	45,890
Loss on equity method investment	32,450	-
Deferred compensation	8,510	19,480
Allowance for doubtful accounts	(11,801)	(21,199)
Stock based compensation	490,386	300,266
Changes in Assets and Liabilities:
Accounts receivable	(45,282)	114,021
Other assets	8,040	12,144
Prepaid expenses and other current assets	13,168	33,923
Employee loan	(35,730)	(10,000)
Accounts payable and accrued expenses	(292,072)	245,450
Deferred revenue	(18,717)	2,219
Deferred rent	(9,216)	(6,938)
Due to related party	45,044	38,051
Net Cash Provided by (used in) Operating Activities	68,808	(806,737)

Cash Flows from Investing Activities:
Capital expenditures	(8,425)	(106,053)
Investment in joint venture	(32,450)	-
Net Cash Used in Investing Activities	(40,875)	(106,053)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	27,596	500,000
Issuance of convertible debt	200,000	500,000
Repayments of capital lease obligations	(274,850)	(220,584)
Repayments of loan obligations	-	92,757
Repayment of contingent consideration	(9,315)	(3,105)
Advances from shareholder	43,555	133,502
Net Cash Provided by (used in) Financing Activities	(13,014)	817,056

Increase (Decrease) in Cash and Cash Equivalents	14,919	(95,734)

Cash and Cash Equivalents, Beginning of Year	72,756	168,490

Cash and Cash Equivalents, End of Year	$87,675	$72,756

Cash paid for interest	$39,065	$50,012
Cash paid for income taxes	$8,824	$-

Non cash investing and financing activities:
Stock issued in connection with Message Logic	$-	$108,894
Accrual of preferred stock dividend	$118,311	$50,000
Warrants issued with convertible debt	$35,702	$-
Fixed assets acquired under capital leases	$-	$309,297
Stock issued for financing fees	$-	$42,500
Stock issued for compensation	$263,433	$443,664

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2012	1,401,786	$1,402	28,912,712	$28,913	$10,705,470	$(9,596,004)	$1,139,781

Stock based compensation	-	-	-	-	282,704	-	282,704

Stock options issued in settlement of accrued compensation	-	-	-	-	443,664	-	443,664

Common stock issued in equity financing	-	-	50,000	50	6,094	-	6,144

Warrants exercised	-	-	143,910	144	(144)	-	-

Stock issued Message Logic	-	-	725,960	726	108,168	-	108,894

Common stock issued in private placement	-	-	3,333,333	3,333	496,667	-	500,000

Net loss	-	-	-	-	-	(2,308,045)	(2,308,045)

Preferred stock dividend	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2012	1,401,786	1,402	33,165,915	33,166	12,042,623	(11,954,049)	123,142

Stock based compensation	-	-	-	-	214,940	-	214,940

Stock grant to corporate officer	-	-	2,959,930	2,960	291,029	-	293,989

Warrants issued with convertible debt	-	-	-	-	35,702	-	35,702

Amortization of financing fees	-	-	-	-	(44,276)	-	(44,276)

Net loss	-	-	-	-	-	(984,759)	(984,759)

Preferred stock dividend	-	-	-	-	-	(118,311)	(118,311)

Balance December 31, 2013	1,401,786	$1,402	36,125,845	$36,126	$12,540,018	$(13,057,119)	$(479,573)

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

On October 31, 2012 DSC purchased the assets of Message Logic, LLC including email compliance software all source code to Message Logic’s email archival and data analytics software and select fixed assets.  In exchange for the assets, at closing, DSC gave 725,960 shares of its common stock and assumed liabilities of $102,109.  The contingent purchase price provides for up to 769,230 additional shares of DSC common stock and $800,000.  This contingent purchase price is based upon the achievement of certain metrics at the end of the 7th, 13th, 19th and 25th months as defined in the Asset Purchase Agreement dated October 31, 2012.

Further, on August 2012 DSC entered into a Joint Venture Partnership with an IBM partner, ABC Solutions to provide an IBM Infrastructure as a service (IaaS) offering, marketed under the name SIAS, a New York LLC.

Liquidity

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2013, DSC has generated revenues of $4,576,298 but has incurred a net loss of $984,759. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  DSC has been funded by Mr. Charles M. Piluso, DSC’s Chief Executive Officer and largest shareholder since inception as well as several Directors.  It is the intention of Charles Piluso to continue to fund DSC on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded.  The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 2013-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” and in January 2013 issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial positions. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

For the years ended December 31, 2013 and 2012 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2013, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2013 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.  The carrying values of the company’s long-term debt approximates their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

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

Impairment of Long-Lived Assets.

In accordance with FASB ASC 360-10-35, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $86,768 and $127,756 for advertising costs for the years ended December 31, 2013 and 2012, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2013 include 6,921,084 options and 133,334 warrants.  Potentially dilutive securities at December 31, 2012 include 6,232,992 options and 28,642 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2013	2012
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	22,837
Computer hardware and software	91,687	91,687
Data Center Equipment	916,070	908,670
	3,859,528	3,851,104
Less: Accumulated depreciation	2,728,547	2,189,024
Net property and equipment	$1,130,981	$1,662,080

Depreciation expense for the years ended December 31, 2013 and 2012 was $539,522 and $508,539, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and Intangible assets consisted of the following:

		December 31, 2013
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	562,811
Non-compete agreements	4	262,147	232,109

Total Intangible Assets		1,453,689	794,920

Total Goodwill and Intangible Assets		$3,655,517	$794,920

Scheduled amortization over the next five years as follows:

Years ending December 31,
2014	$209,492
2015	98,844
2016	30,635
2017	25,530
Total	$364,501

Amortization expense for the years ended December 31, 2013 and 2012 were $244,992 and $219,462 respectively.

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

Year Ended December 31, 2013

Current assets	$100,308
Non-current assets	$38,013
Current liabilities	$141,083
Members' deficit	$(2,762)

The equity balance carried on the Company's balance sheet amounts to $-0- for the year ended December 31, 2013.

Year Ended December 31, 2013

Net sales	$87,828
Gross profit	$36,218
Operating expenses	$109,430
Net income(loss)	$(73,212)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the nine months ended December 31, 2013 was $36,606, because the Company accounts for this investment under the equity method of accounting the loss recognized was limited to the Company’s investment of $32,450.

Note 6 – Capital Lease Obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $56,136. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2013	$889,685
Less amount representing interest	(66,869)
Total obligations under capital leases	822,816
Less current portion of obligations under capital leases	(736,636)
Long-term obligations under capital leases	$86,180

Long-term obligations under capital leases at December 31, 2013 mature as follows:

Year ending December 31,
2014	$736,636
2015	86,180

$822,816

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	727,965

$843,819

Note 7 - Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at December 31, 2013, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2013, the Company owed $100,292 under this agreement.

Note 8 – Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed to SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable is in arrears and has a balance as of December 31, 2013 is $47,312.

Note 9 – Contingent Collateral Obligation

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest.  The company believes that it will pay this lien regardless of whether they are required to pay any of the contingent purchase price and accordingly the liability has been recorded on the Company’s balance sheet.

Note 10 – Convertible debt

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

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%.  Interest is payable quarterly through the maturity date of February 28, 2014.  The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share.  In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default.

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%.  Interest is payable quarterly through the maturity date of April 30, 2014.  The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid-in capital.

Note 11 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock Options

2008 Equity Incentive Plan

In October 2008, the Company’s board of directors (the “Board”) adopted, the 2008 Equity Incentive Plan (the “2008 Plan).  Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board. Awards may be granted pursuant to the 2008 Plan for 10 years from the date the Board approved the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of December 31, 2013.  During the year ended December 31, 2013 DSC issued no shares under the 2008 Plan.

2010 Incentive Award Plan

The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the DSC 2010 Incentive Award Plan (the “2010 Plan”). The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement.

On April 23, 2012, the Board of Directors of the Company amended and restated the DSC 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated DSC Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2012	2,563,115	$0.02 - 0.36	$0.14
Options Granted	3,706,656	0.41 - 0.85	0.24
Options Exercised	-		-
Options Cancelled	(36,779)	0.32	0.85
Options Outstanding at December 31, 2012	6,232,992	$0.02 - 0.85	$0.26
Options Granted	828,568	0.15	0.15
Options Exercised	-	-	-
Options Cancelled	(140,477)	0.35	0.35
Options Outstanding at December 31, 2013	6,921,084	$0.02 - 0.85	$0.24

Options Exercisable at December 31, 2013	5,267,762	$0.02 - 0.85	$0.24

Share-based compensation expense for options totaling $232,501 was recognized in our results for the year ended December 31, 2013 is based on awards vested. The options were valued at the grant date at $62,028.

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

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Weighted average fair value of options granted	$0.08	$0.26
Risk-free interest rate	2.88%	1.59%
Volatility	98.0%	98.0%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

As of December 31, 2013, there was approximately $273,727 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.6 years.

Common Stock Warrants

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2012	173,427	$0.02	$0.02
Warrants Granted	-0-	-0-	-0-
Warrants Exercised	144,785	0.01	0.01
Warrants Cancelled	-0-	-0-	-0-
Warrants Outstanding at December 31, 2012	28,642	$0.02	$0.02
Warrants Granted	133,334	0.01	0.01
Warrants Exercised	-0-	-0-	-0-
Warrants Expired	28,642	0.02	0.02
Warrants Outstanding at December 31, 2013	133,334	$0.01	$0.01

Warrants exercisable at December 31, 2013	133,334	$0.01	$0.01

During the year ended December 31, 2013, 28,642 warrants expired.  During the year ended December 31, 2013 133,334 warrants were issued in connection with the issuances of convertible debt. The warrants were valued at the grant date at $35,702 and were recorded as a debt discount based on their relative fair value.

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2013 are set forth in the table below.

2013
Weighted average fair value of warrants granted	$0.15
Risk free rate	1.59-1.89%
Volatility	98%
Expected life (years)	10
Dividend yield	$0.00

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

Conversion

The number of shares of Common Stock to which a share of Series A Preferred Stock may be converted shall be the product obtained by dividing the Original Issue Price of such share of Series A Preferred Stock by the then-effective Conversion Price (as defined herein) for such share of Series A Preferred Stock. The Conversion Price for the Series A Preferred Stock shall initially be equal to $0.02 and shall be adjusted from time to time.

Voting

Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes, upon any meeting of the stockholders of the Corporation (or action taken by written consent in lieu of any such meeting) equal to the number of shares of Class B Common Stock into which such shares of Series A Preferred Stock could be converted.

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation.  Accrued dividends at December 31, 2013 and 2012 were $330,811 and $212,500, respectively.

Stock Issuances

During the year ended December 31, 2013 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of  $293,990.  The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued compensation. The Company recognized a gain of $27,596 as a result of this transaction.

During the year ended December 31, 2012 the Company issued 4,109,293 shares of its common stock; 3,333,333 were issued for $500,000, 50,000 shares were issued in connection with the equity line from Southridge Partners II, LP, 725,960 shares were issued in connection with the acquisition of Message Logic, LLC, and 143,910 under a cashless warrant exercise.

In 2012 convertible debt holders exercised their rights which included the conversion of stock and warrant exercise for a total of 5,523,728 shares of common stock.  In addition the holders received an inducement of 253,393 shares to convert and accept shares in lieu of past due interest payments.  Shares issued for past due interest payments totaled 145,404.  The transaction resulted in the recognition of a loss on extinguishment of debt of $142,925.

Note 12 - Related Party Transactions

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

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%.  Interest is payable quarterly through the maturity date of April 30, 2014.  The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default.

During the year ended December 31, 2013 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of  $266,393.  The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued compensation. The Company recognized a gain of $27,596 as a result of this transaction.

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the Company for the New York Data Center.  The rent expense for the data center is $1,500 per month.  As of December 31, 2013, DSC owed $207,848 under this agreement.

As of December 31, 2013 the Company owed the Chief Executive Officer $801,875. These advances bear no interest and have no stated terms of repayment.

Note 13 - Commitments and Contingencies

The Company currently leases office space in Garden City, NY,  and Warwick, RI and data centers in Westbury, NY and Waltham, MA.

The Company leases a data center in Westbury, NY on a month to month basis.  Monthly rent is $1,500, plus utilities and the lease is with the Chairman of the Company.

The Company leases space in a data center in Waltham, MA.  The lease calls for monthly payments under an annually renewable contract for space and services.  The payments are approximately $29,000 per month depending upon services used and the current contract expires June 30, 2014.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014.

Minimum obligations under these lease agreements are as follows:

For the year Ending December 31,:
2014	$65,272
2015	27,888
2016	27,888
2017	29,384
2018	29,520
Thereafter	2,460
$182,412

Rent expense for the years ended December 31, 2013 and December 31, 2012 was $151,693 and $188,721 respectively.

Note 14 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2013	2012
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-
Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-
Total deferred tax provision	-0-	-0-
Total tax provision (benefit)	$-0-	$-0-

The Components of deferred taxes consists of the following:

Deferred Tax Assets:

Net operating loss carry-forward	$(1,683,764)	$(1,338,407)
Less: valuation allowance	(1,683,764)	(1,338,407)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forwards of $4,348,696 and $3,365,381, respectively as of December 31, 2013.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2013, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2013 and 2012.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2013	2012

Expected income tax benefit (loss) at statutory rate of 34%	$226,964	$657,132
State and local tax benefit, net of federal	47,395	137,225
Change in valuation account	(274,359)	(794,357)

Income tax expense (benefit)	$-0-	$-0-

Note 15 - Acquisition

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

Pursuant to the Agreement, the Company paid $211,003 through the issuance of 725,960 shares of its common stock and the assumption of $102,109 of MessageLogic’s liabilities.  The contingent purchase price provides for up to $800,000 in cash and an additional 769,230 of Data Storage common stock.  The first contingent payment was April 30, 2013 and required that sales of Message Logic archival software be at least $325,000.  If that benchmark was achieved the Company would  make a payment of $25,000.  The second contingent payment was October 31, 2013 and required sales of Message logic archival software be at least $1,000,000.  If that benchmark was achieved the Company would make a payment of $375,000.  The Company has not achieved either of the first two benchmarks.  The third contingent payment becomes due on April 30, 2014 if sales of Message Logic archival software are at least $2,000,000.  If that benchmark is met the company will have to make a payment of $150,000.  The fourth and final contingent payment becomes due on October 31, 2014 if Message Logic sales are at least $3,000,000.  If the last benchmark is met the company will make a payment of $250,000.  All benchmark related payments shall be made on a pro-rate basis and may be made if the benchmark is still achieved before the end of the next succeeding measurement period provided that a minimum achievement level of 50% of the benchmark is achieved. Payment of any contingent purchase price payment would first be paid against the outstanding contingent collateral obligation.

The following sets forth the components of the purchase price:

Purchase price:
Stock issued to seller at closing	$80,764
Stock issued to creditor of seller at closing	28,130
Assumption of liabilities of seller	102,109
Contingent collateral obligation	368,624
Total purchase price	579,627

Assets acquired:
Trade Name/Trade Mark	15,000
Customer Agreements	153,175
Software and Source Code	406,581
Fixed Assets	4,870
Total assets acquired	$579,627

Liabilities assumed:
Accounts payable	$23,051
Deferred Revenue	79,058
Total liabilities assumed	102,109

Net assets acquired	477,518

Excess purchase price	$-

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	5 years
Non-compete agreements	4 years

Note 16 - Subsequent Events

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court,  Nassau County, by Richard Rebetti, the Company's former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Index No. 14-2504, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2012, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2012, DSC did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2013. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	60	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board
Richard Rebetti Jr. (1)	48	Director, Chief Operating Officer and Treasurer
Peter Briggs (2)	55	Officer and Vice President
Matthew Grosso	50	Secretary and Vice President
Stephen Catanzano	48	Vice President
John Argen	59	Director
Jan Burman	61	Director
Biagio Civale	78	Director
Joseph B. Hoffman	56	Director
Lawrence M. Maglione Jr.	51	Director
Cliff Stein	56	Director
John Coghlan	58	Director

(1)	R. Rebetti, COO, resigned his position on February 14, 2014.
(2)
P. Briggs, EVP employed as part of the SafeData Acquisition under a three year employment contract which ended on June 30th 2013. P. Briggs is under contract as an independent contractor of DSC to sell DSC and SIAS services.

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

Richard Rebetti.   Mr. Rebetti served as DSC’s Chief Operating Officer and Treasurer from April 2012 though February 2014 where he was responsible for managing DSC’s day-to-day operations, as well as overseeing its marketing and information systems functions. Mr. Rebetti has more than 20 years of operational management experience at technology and telecommunications organizations. Prior to joining DSC, Mr. Rebetti was the chief technology officer for STi Prepaid, LLC, an over $300 million division of Leucadia National Corp. and also held the position of COO for Telco Group Inc. /STi Prepaid, Inc. During Mr. Rebetti’s nine years at STi he was part of a team that coordinated the integration of corporate acquisitions and was responsible for the launch of the company’s prepaid wireless division.  From 1997 to 2001, Mr. Rebetti was a co-founder of North American Telecommunications Corporation along with Mr. Piluso, a competitive local exchange carrier offering local, long distance and data services to small and medium size businesses. In this role, Mr. Rebetti was responsible for Systems and Technology, which included information systems, Internet services, service delivery, and operational support systems.  Before co-founding North American Telecommunications, Mr. Rebetti worked for RSL COM, U.S.A., Inc., formally International Telecommunications Corporation (“ITC”), which he co-founded with Mr. Piluso in 1990. During his first five years at ITC, he was responsible for setting up and managing the accounting, billing and M.I.S. departments. During his last 18 months at RSL COM, U.S.A., Inc., he coordinated the implementation of corporate acquisitions held the position of president of RSL Com PrimeCall, Inc., which was the enhanced services division of RSL COM, U.S.A., Inc. During his tenure as president of PrimeCall, annual revenue increased from $4,000,000 to $40,000,000.  Mr. Rebetti has a Bachelor of Science degree in finance and an Advanced Professional Certificate in accounting from St. John's University in New York, as well as a Master of Business Administration in management from City University of New York, Baruch College.  Mr. Rebetti resigned as COO on February 14, 2014.

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

Joseph B. Hoffman.   Mr. Hoffman has been a Director since 2008.  Mr. Hoffman is a partner at Kelley Drye & Warren LLP in the firm’s Washington, D.C. office. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high-net-worth individuals.  Mr. Hoffman received his Bachelors’ of Science, cum laude, from the University of Maryland and his Juris Doctor degree, with honors, from the George Washington University Law School.

Lawrence A. Maglione.   Mr. Maglione has been a Director since 2008.  Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.  Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.  At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenor (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation.  Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries.  Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master’s of Science in Taxation and is a Certified Public Accountant.

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

Stephen Catanzano.   Mr. Catanzano has served as a Vice President since November 2012.  Mr. Catanzano brings more than 15 years of executive level experience in high tech market and business development of early and growth stage ventures as well as two years of managing a successful registered broker-dealer firm.  Mr. Catanzano’s strengths include corporate strategy, business development, and sales organization management.  From November 2001 to October 2012, Mr. Catanzano served as President and founder of Safecore, Inc. which later became Message Logic, Inc. Safecore created a unique email archiving and analytics technology delivered as a hardware appliance and VMware Ready application.  Mr. Catanzano worked with the developers to design system enhancements, developed sales channels and formed partnerships to improve technology and expand sales channels.  Message Logic was acquired by DSC in October 2012.  Mr. Catanzano was the co-founder and Senior Vice President of Digital Broadband Communications, Inc. from 1998 to 2001, one of the first Competitive Local Exchange Carriers (“CLEC”) in the U.S. focused on delivering DSL services. Local Exchange Carriers (“CLEC”) in the U.S. focused on delivering DSL services with future plans to offer Voice over IP.

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

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2013.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to DSC’s Form 10-K filed on March 31, 2009.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2013, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and the two most highly compensated executive officers other than the CEO who were serving as executive officers at the end of 2012 who received aggregate compensation exceeding $100,000 during 2013.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(1)(6)			Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Charles M. Piluso,	2013	$122,042	-	266,393		$5,000		-	-	$393,435
President, Chief Executive Officer, and Chairman of the Board	2012	$28,260	-	-		$310,073		-	-	$338,333

Peter Briggs,	2013	$119,446	$-	-	$			-	$-	$119,446
Executive Vice President, Business Development,	2012	$181,264	$55,138	-		$44,333	(5)	-	$12,000	$292,735

Richard Rebetti,	2013	$128,685	$-	-		$5,000		-	$-	$133,685
Chief Operating Officer Treasurer(4)	2012	$200,000	$-	-		$39,835		-	$-	$239,835

(1)
The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

(2)	The stock grants awarded to Mr. Piluso consisted of 2,959,930 shares of common stock valued at $266,393 based upon the closing price December 13, 2013 the date of the issuance.

(3)	Mr. Briggs received $1,000 per month as an automobile allowance during 2012 and through his termination on June 30, 2013.

(4)	Mr. Rebetti was awarded options to purchase 113,815 shares of common stock valued at $39,835 at an exercise price of $0.15 per share in June 2012.

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

Employment Agreements

The Company has no employment agreements in place.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2013" table below, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of December 31, 2013.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2012 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”(Restated Plan)  The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the Restated Plan.  Each of the awards will be evidenced by and issued under a written agreement.  There are 3,811,812 options outstanding under this plan as of December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2013

	Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	20,752	2,306	0.32	5/25/2019
	12/15/2009	200,000	50,000	0.36	12/14/2019
	12/31/2009	10,879	3,009	0.36	12/30/2019
	12/16/2010	8,572	5,714	0.35	12/15/2020
(3)	3/6/2012	548,780	0	0.394	6/17/2022
	6/18/2012	337,143	0	0.394	6/17/2022
	12/11/2012	33,333	0	0.15	12/10/2022
	12/13/13	0	33,333	0.15	12/12/23
Peter Briggs	12/16/2010	88,095	0	0.35	12/15/2020
	9/30/2010	85,714	83,333	0.35	11/23/2020
(4)	3/6/2012	333,333	0	0.15	10/11/2022
Matthew P. Grosso	2/12/2009	84,714	2,824	0.29	2/8/2019
	9/30/2010	85,714	57,143	0.35	11/23/2020
	8/12/2010	96,905	60,238	0.35	11/23/2020
	12/16/2010	88,095	54,762	0.35	12/15/2020
(5)	10/12/2012	1,033,333	0	0.15	10/11/2022

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

(1)
The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two share-based equity compensation plans, the 2008 Plan and the 2010 Plan which was amended, restated and renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”. Neither of these plans has been approved by the security holders of the Company. Descriptions of these plans are presented in “Executive Compensation—2008 Equity Incentive Plan” and “Executive Compensation—2010 Incentive Award Plan” beginning on page 43.

As of the end of fiscal year 2013, we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	6,921,084	(1)	$0.24	1,154,854

Total	6,921,084		$0.24	1,154,854

(1)
In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2013, we had 3,075,938 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2013, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2012, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2013, we had 3,845,146 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the DSC's Common Stock on April 15, 2014 all directors individually and all directors and officers of DSC as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4)	Common Stock	18,474,652	51%
John Coghlan (14)	Common Stock	4,540,943	13%
Jan Burman (5)	Common Stock	2,474,994	7%
	Preferred Stock	1,401,786	100%
Peter Briggs (6)	Common Stock	1,676,216	5%
Biagio Civale (7)	Common Stock	1,144,075	3%
Matthew P. Grosso (8)	Common Stock	1,306,142	4%
Cliff Stein (9)	Common Stock	3,389,825	9%
Richard Rebetti, Jr. (10)	Common Stock	368,602	1%
Lawrence Maglione, Jr. (11)	Common Stock	109,885	*
John Argen (12)	Common Stock	76,713	*
Joseph Hoffman (13)	Common Stock	45,138	*
Stephen Catanzano (15)	Common Stock	239,299	*
All Executive Officers and Directors as a group	Common Stock	33,846,485	80%

*	Less than 1%

(1)	The address for each person is 401 Franklin Avenue, Garden City, New York 11530.

(2)
Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 15, 2014. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)
Based upon 36,125,571 shares of common stock issued and outstanding as of April 15, 2014 and options that can be acquired within 60 days of April 15, 2014. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)
Includes 3,269,863 shares of common stock owned indirectly by Piluso Family Associates, LLC. Also includes 1,195,136 shares of common stock Mr. Piluso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC.

(5)	Includes 60,924 shares of common stock Mr. Burman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(6)	Includes 333,333 shares of common stock Mr. Briggs has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(7)	Includes 717,237 shares of common stock Mr. Civale has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(8)	Includes 1,306,142 shares of common stock Mr. Grosso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(9)	Includes 40,336 shares of common stock Mr. Stein has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(10)
Includes 360,431 shares of common stock Mr. Rebetti has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014. Mr. Rebetti resigned in February 2014.

(11)	Includes 76,713 shares of common stock Mr. Maglione has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(12)	Includes 76,713 shares of common stock Mr. Argen has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(13)	Includes 45,138 shares of common stock Mr. Hoffman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(14)	Includes 66,833 shares of common stock Mr. Coghlan has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of April 15, 2014.

(15)	Includes 239,299 shares of common stock Mr. Catanazano will receive as the result of DSC acquiring Message Logic.

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

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default.

During the year ended December 31, 2013 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of  $266,393.  The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued compensation. The Company recognized a gain of $27,596 as a result of this transaction.

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the Company for the New York Data Center.  The rent expense for the data center is $1,500 per month.  As of December 31, 2013, DSC owed $207,848 under this agreement.

As of December 31, 2013 the Company owed the Chief Executive Officer $801,875. These advances bear no interest and have no stated terms of repayment.

DSC pays $1,500 per month in rent, plus utilities for its New York Data Center to 875 Merrick LLC, a limited liability company controlled by Mr. Piluso, DSC’s President,  Chief Executive Officer and Chairman of the Board. 875 Merrick LLC is owned by Mr. Piluso and his spouse. The term of the lease is month to month.  As of December 31, 2013 DSC owes $207,843.

As of December 31, 2013 DSC owed $801,875 to Charles M. Piluso. The amount owed to Mr. Piluso is comprised of expenses due to Mr. Piluso, equipment purchases made directly by Mr. Piluso for DSC, and cash advances for day to day operations of made between October 2009 and December 2013. The amounts owed to Mr. Piluso bear no interest and have no stated terms of repayment.

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2013 each of Messrs. Argen, Hoffman, Civale, Burman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES (open)

Audit Fees

DSC’s fiscal years ended December 31, 2013 and 2012, was billed approximately $50,000 and $46,500 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For DSC’s fiscal years ended December 31, 2013 and 2012, it was billed approximately $4,500 and $4,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

EXHIBIT INDEX

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

4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8
Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
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

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer
Principal Executive Officer
Principal Accounting Officer

Dated	April 15, 2014

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

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer, Chief	April 15, 2014
Charles M. Piluso	Financial Officer, Principal Executive Officer,
Principal Accounting Officer

/s/ John Argen	Director	April 15, 2014
John Argen

/s/ Jan Burman	Director	April 15, 2014
Jan Burman

/s/ Biagio Civale	Director	April 15, 2014
Biagio Civale

/s/ Joseph B. Hoffman	Director	April 15, 2014
Joseph B. Hoffman

/s/ Lawrence M. Maglione Jr.	Director	April 15, 2014
Lawrence M. Maglione Jr.

/s/ John Coghlan	Director	April 15, 2014
John Coghlan

/s/ Cliff Stein	Director	April 15, 2014
Cliff Stein