Form 10-Q
period 2014-03-31
Data Storage Corp
filed 2014-05-20
CIK 1419951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

As of May 15, 2014, 36,125,845 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION
FORM 10-Q
March 31, 2014

PART I

 ITEM 1.        Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$146,458	$87,675
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2014 and $26,801 in 2013)	366,501	258,567
Prepaid compensation	6,209	9,052
Prepaid expenses and other current assets	101,585	171,584
Total Current Assets	620,753	526,878

Property and Equipment:
Property and equipment	3,862,847	3,859,528
Less—Accumulated depreciation	(2,844,441)	(2,728,547)
Net Property and Equipment	1,018,406	1,130,981

Other Assets:
Goodwill	2,201,828	2,201,828
Investment in joint venture – at equity	-	-
Other assets	3,608	3,608
Intangible assets, net	597,521	658,769
Employee loan	48,198	45,730
Total Other Assets	2,851,155	2,909,935

Total Assets	4,490,314	4,567,794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	904,608	984,866
Revolving credit facility	100,292	100,292
Due to related party	218,802	207,848
Dividend payable	351,297	330,811
Deferred revenue	688,688	703,941
Leases payable	817,690	736,636
Loans payable	70,405	47,312
Convertible debt – related parties net of discount	693,653	186,215
Contingent collateral obligation	350,000	356,204
Total Current Liabilities	4,195,435	3,654,125

Deferred rental obligation	2,593	5,187
Due to officer	903,869	801,875
Leases payable long term	21,116	86,180
Convertible debt – related parties	-	500,000
Total Long Term Liabilities	927,578	1,393,242

Total Liabilities	5,123,013	5,047,367

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,125,845 shares issued and outstanding in each period	36,126	36,126
Additional paid in capital	12,574,832	12,540,018
Accumulated deficit	(13,245,059)	(13,057,119)
Total Stockholders' Deficit	(632,699)	(479,573)
Total Liabilities and Stockholders' Deficit	$4,490,314	$4,567,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended
	March 31,
	2014	2013

Sales	$1,042,963	$1,176,178

Cost of sales	620,908	727,114

Gross Profit	422,055	449,064

Selling, general and administrative	550,030	721,395

Loss from Operations	(127,975)	(272,331)

Other Income (Expense)
Interest income	7	11
Amortization of debt discount	(7,438)	(1,487)
Net loss in equity method investment	-	-
Interest expense	(32,048)	(30,286)
Total Other (Expense)	(39,479)	(31,762)

Loss before provision for income taxes	(167,454)	(304,093)

Provision for income taxes	-	-

Net Loss	(167,454)	(304,093)

Preferred Stock Dividend	(20,486)	(12,500)

Net Loss Attributable to Common Shareholders	$(187,940)	$(316,593)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,125,845	33,165,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(167,454)	$(304,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,142	225,032
Amortization of debt discount	7,438	1,487
Non cash interest expense	17,260	12,329
Deferred compensation	2,844	-
Stock based compensation	34,813	58,126
Changes in Assets and Liabilities:
Accounts receivable	(107,934)	(45,841)
Other assets	-	(1,948)
Prepaid expenses and other current assets	69,999	53,943
Employee loan	(2,470)	-
Accounts payable and accrued expenses	(58,434)	(51,430)
Deferred revenue	(15,253)	(39,389)
Deferred rent	(2,594)	(2,015)
Due to related party	10,954	12,989
Net Cash Used in Operating Activities	(33,689)	(76,914)

Cash Flows from Investing Activities:
Capital expenditures	(3,318)	-
Net Cash Used in Investing Activities	(3,318)	-

Cash Flows from Financing Activities:
Issuance of convertible debt	-	100,000
Repayments of capital lease obligations	-	(28,417)
Repayments of loan obligations	-	11,887
Repayment of contingent consideration	(6,204)	(3,105)
Advances from officer	101,994	7,847
Net Cash Provided by Financing Activities	95,790	88,212

Increase in Cash and Cash Equivalents	58,783	11,298

Cash and Cash Equivalents, Beginning of Period	87,675	72,756

Cash and Cash Equivalents, End of Period	$146,458	$84,054

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$20,486	$12,500
Warrants issued with convertible debt	$-	$17,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 1 - Basis of presentation, organization and other matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010 DSC expanded its solutions based on the asset acquisition of SafeData. In 2012 DSC continued to assimilate organizations, expanded its technology as well as technical group and positioned the new organization for growth.  In October 2012 DSC purchased the software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, Rhode Island, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Condensed Consolidated Financial Statements

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2014, the Company has generated revenues of $1,042,963 but has incurred a net loss attributed to common shareholders of $187,940. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Data Storage Corporation, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

Equity Investments

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investee’s earnings or losses are included in other income in the accompanying Condensed Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2014 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment. This adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at  March 31, 2014 include 5,255,964 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2014	December 31, 2013
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	23,861
Computer hardware and software	91,687	91,687
Data Center Equipment	919,389	916,070
	3,862,847	3,859,528
Less: Accumulated depreciation	2,844,441	2,728,547
Net property and equipment	$1,018,406	$1,130,981

Depreciation expense for the three months ended March 31, 2014 and 2013 was $115,894 and $163,784, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2014
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	607,675
Non-compete agreements	4	262,147	248,493

Total Intangible Assets		1,453,689	856,168

Total Goodwill and Intangible Assets		$3,655,517	$856,168

Scheduled amortization over the next five years as follows:

For The Twelve Months ending March 31,
2014	$193,108
2015	61,639
2016	30,635
2017	17,871
Total	$303,253

Amortization expense for the three months ended March 31, 2014 and 2013 was $61,248 and $61,248 respectively.

Note 5 – Investment in At Equity

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

March 31, 2014

Current assets	$100,308
Non-current assets	$38,013
Current liabilities	$141,083
Members' equity	$(2,762)

The investment balance carried on the Company's balance sheet amounts to $0 as of March 31, 2014.

Three Months Ended March 31, 2014

Net sales	$132,000
Gross profit	$46,200
Operating expenses	$46,200
Net income(loss)	$-

The Company's share of the net income from Secure Infrastructure & Services, LLC for the three months ended March 31, 2014 was $0.

Note 6 – Capital Lease Obligations

The Company acquired capital leases in the acquisition of SafeData. The economic substance of the leases is that the Company is financing the acquisitions through the leases and accordingly, they are recorded in the Company’s assets and liabilities. The leases are payable to Systems Trading, Inc. and IBM with combined monthly installments of $32,783 through various dates in 2011 and 2015. The leases are secured with the computer equipment.  Interest rates on capitalized leases vary from 6%-12% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2014	$851,005
Less amount representing interest	(12,199)
Total obligations under capital leases	838,806
Less current portion of obligations under capital leases	(817,690)
Long-term obligations under capital leases	$21,116

Long-term obligations under capital leases at March 31, 2014 mature as follows:

For the twelve months ending March 31,
2015	$817,690
2016	21,116
$838,806

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,571,784
Less: accumulated depreciation	(989,212)
$582,572

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at March 31, 2014, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of March 31, 2014, the Company owed $100,292 under this agreement.

Loan Payable

On August 4, 2010, the Company entered into a note payable with Systems Trading, LLC in settlement of past due balances owed to SafeData related to certain capital leases. The note bears interest at 4%, and is due in 24 equal installments of $11,927 commencing February 4, 2011 through January 4, 2013. The note payable is in arrears and has a balance as of March 31, 2014 is $70,405.

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

Operating Leases

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

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014

Minimum obligations under these lease agreements are as follows:

For the twelve months ending March 31,
2015	$47,742
2016	27,888
2017	29,384
2018	29,520
Thereafter	2,460
$136,994

Rent expense for the three months ended March 31, 2014 and March 31, 2013 was $27,570 and $40,661 respectively.

Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Mr. Piluso for the New York Data Center in New York. The rent expense for the data center is $1,500 per month.

As of March 31, 2014 the Company owed Mr. Piluso $903,869. These advances bear no interest and have no stated terms of repayment.

Note 9 – Convertible debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling$45,890 and is in arrears on its interest payments.

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

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid-in capital.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of March 31, 2014.

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

There are 3,845,146 options outstanding under this plan as of March 31, 2014. There were 1,154,854 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2014	6,921,084	$0.02 - 0.85	$0.24
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at March 31, 2014	6,921,084	$0.02 - 0.85	$0.24

Options Exercisable at March 31, 2014	5,255,964	0.02 - 0.85	$0.24

Share-based compensation expense for options totaling $37,657 and $58,125 was recognized in our results for the three months ended March 31, 2014 and 2013, respectively is based on awards vested.

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

As of March 31, 2014, there was $241,513 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2014	133,334	$0.01-0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2014	133,334	0.01 - 0.02	0.01

Warrants Exercisable at March 31, 2014	133,334	0.01 - 0.02	0.01

Note 11 - Litigation

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County, by Richard Rebetti, the Company's former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

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

Company Overview

DSC is a different company in many ways from our 2001 commencement.  From the very beginning we focused on assisting businesses in their disaster recovery to business continuity plans.  Each year we continue to pivot, but with our same mission.  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our legacy solutions and our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Net Sales.  Net sales for the three months ended March 31, 2014 were $1,042,963, a decrease of $133,215, or 11.3%, compared to $1,176,178 for the three months ended March 31, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2013.

Cost of Sales. For the three months ended March 31, 2014, cost of sales were $620,908, a decrease of $106,206, or 14.6%, compared to $727,114 for the three months ended March 31, 2013.  The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. DSC's gross margin is 40.5% for the three months ended March 31, 2014 as compared to 38.2% for the three months ended March 31, 2013.

Operating Expenses.   For the three months ended March 31, 2014, operating expenses were $550,030, a decrease of $171,364, or 23.8%, as compared to $721,395 for the three months ended March 31, 2013. The majority of the decrease in operating expenses for the three months ended March 31, 2014 is a result of decrease in salaries. Sales salaries decreased $59,285 to $82,103 for the three months ended March 31, 2014, as compared to $141,389 for the three months ended March 31, 2013. Executive salaries expense decreased $45,255 to $90,207 for the three months ended March 31, 2014 as compared to $135,462 for the three months ended March 31, 2013. Sales commission expense decreased $12,414 to $1,300 for the three months ended March 31, 2014, as compared to $13,714 for the three months ended March 31, 2013.

Other Income (expense).  Interest income for the three months ended March 31, 2014 decreased $4 to $7 from $11 for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2014 increased $7,713 to $39,486 from $31,773 for the three months ended March 31, 2013.

Net Loss.   Net loss for the three months ended March 31, 2014 was ($167,454) a decrease of $136,639, or 44.9%, as compared to net loss of ($304,093) for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  During 2014, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services and expand our presence in the email archiving marketplace through our acquisition of Message Logic.

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

During the three months ended March 31, 2014 the Company’s cash increased $58,783 to $146,458, from $87,675 at December 31, 2013. Net cash of ($33,689) was used in the Company’s operating activities and cash of ($3,318) was used in investing activities, primarily funding capital expenditures. Net cash of $95,790 was provided by the Company’s financing activities, primarily due to the officer and related party advances of $100,000.

The Company's working capital deficiency was $3,574,682 at March 31, 2014, increasing $447,435 or 14.3% from $3,127,247 at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the three months ended March 30, 2013 and three months ended March 31, 2014, DSC had interest including amortization of debt discounts and expense, net of interest income, of approximately $39,479 and $31,762, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2014, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
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

DATA STORAGE CORPORATION

Date: May 20, 2014	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)