Form 10-Q
period 2014-06-30
Data Storage Corp
filed 2014-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

As of August 15, 2014, 36,125,845 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2014

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$208,110	$87,675
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2014 and $26,801 in 2013)	284,412	258,567
Prepaid compensation	4,139	9,052
Prepaid expenses and other current assets	38,017	171,584
Total Current Assets	534,678	526,878

Property and Equipment:
Property and equipment	3,889,799	3,859,528
Less—Accumulated depreciation	(2,961,440)	(2,728,547)
Net Property and Equipment	928,359	1,130,981

Other Assets:
Goodwill	2,201,828	2,201,828
Investment in joint venture – at equity	19,538	-
Other assets	2,460	3,608
Intangible assets, net	539,003	658,769
Employee loan	56,100	45,730
Total Other Assets	2,818,929	2,909,935

Total Assets	4,281,966	4,567,794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	888,061	984,866
Revolving credit facility	100,292	100,292
Due to related party	229,712	207,848
Dividend payable	372,521	330,811
Deferred revenue	622,456	703,941
Leases payable	214,042	736,636
Loans payable	-	47,312
Convertible debt – related parties net of discount	698,115	186,215
Contingent collateral obligation	350,000	356,204
Total Current Liabilities	3,475,199	3,654,125

Deferred rental obligation	-	5,187
Due to officer	928,364	801,875
Leases payable long term	680,880	86,180
Convertible debt – related parties	-	500,000
Total Long Term Liabilities	1,609,244	1,393,242

Total Liabilities	5,084,443	5,047,367

Stockholders’ Deficit:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,125,845 shares issued and outstanding in each period	36,126	36,126
Additional paid in capital	12,609,646	12,540,018
Accumulated deficit	(13,449,651)	(13,057,119)
Total Stockholders' Deficit	(802,477)	(479,573)
Total Liabilities and Stockholders' Deficit	$4,281,966	$4,567,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$1,004,477	$1,170,364	$2,052,135	$2,346,542

Cost of sales	538,663	650,666	1,146,266	1,377,780

Gross Profit	465,814	519,698	905,869	968,762

Selling, general and administrative	631,966	659,942	1,199,997	1,381,336

Loss from Operations	(166,152)	(140,244)	(294,128)	(412,574)

Other Income (Expense)
Interest income	17	4	25	15
Amortization of debt discount	-	-	-	-
Interest expense	(36,770)	(32,837)	(76,256)	(64,611)
Net Gain (loss) in equity method investment	19,538	(2,243)	19,538	(2,243)
Total Other (Expense)	(17,215)	(35,076)	(56,693)	(66,839)

Loss before provision for income taxes	(183,367)	(175,320)	(350,821)	(479,413)

Provision for income taxes	-	-	-	-

Net Loss	(183,367)	(175,320)	(350,821)	(479,413)

Preferred Stock Dividend	(21,224)	(12,500)	(41,710)	(25,000)

Net Loss Available to Common Shareholders	$(204,591)	$(187,820)	$(392,531)	$(504,413)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,125,845	33,165,915	36,125,845	33,165,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(350,821)	$(479,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,660	369,914
Amortization of debt discount	11,901	5,950
Non cash interest expense	63,185	24,795
Deferred compensation	4,913	-
Net (Gain) loss attributable to joint venture	(19,538)	2,243
Allowance for doubtful accounts	-	3,199
Stock based compensation	69,627	116,251
Changes in Assets and Liabilities:
Accounts receivable	(25,845)	(53,223)
Other assets	1,146	(1,948)
Prepaid expenses and other current assets	133,567	105,071
Employee loan	(10,370)	(13,300)
Accounts payable and accrued expenses	(159,990)	117,096
Deferred revenue	(81,485)	(112,265)
Deferred rent	(5,187)	(4,030)
Due to related party	21,864	23,241
Net Cash Provided by Operating Activities	5,627	134,477

Cash Flows from Investing Activities:
Capital expenditures	-	(167,655)
Investment in joint venture	-	(15,800)
Net Cash Used in Investing Activities	-	(183,455)

Cash Flows from Financing Activities:
Issuance of convertible debt	-	100,000
Repayments of capital lease obligations	(5,477)	(89,154)
Repayments of loan obligations	-	-
Repayment of contingent consideration	(6,204)	(3,105)
Advances from officer	126,489	43,685
Net Cash Provided by Financing Activities	114,808	51,426

Increase in Cash and Cash Equivalents	120,435	2,448

Cash and Cash Equivalents, Beginning of Period	87,675	72,756

Cash and Cash Equivalents, End of Period	$208,110	$75,204

Cash paid for interest	$13,071	$4,559

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$-	$12,500
Warrants issued with convertible debt	$-	$17,851
Acquisition of equipment under capital lease	$30,270	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Note 1 - Basis of presentation, organization and other matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010 DSC expanded its solutions based on the asset acquisition of SafeData. In 2012 DSC continued to assimilate organizations, expanded its technology as well as technical group and positioned the new organization for growth.  In October 2012 DSC purchased the email archive and data analytics software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, New Jersey, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2014, the Company has generated revenues of $2,052,135 but has incurred a net loss attributed to common shareholders of $392,531. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2014 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at  June 30, 2014 include 5,616,120 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2014	December 31, 2013
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	22,837	23,861
Computer hardware and software	91,687	91,687
Data Center Equipment	947,365	916,070
	3,889,799	3,859,528
Less: Accumulated depreciation	2,961,440	2,728,547
Net property and equipment	$928,359	$1,130,981

Depreciation expense for the six months ended June 30, 2014 and 2013 was $232,895 and $274,419, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2014
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	652,539
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	914,686

Total Goodwill and Intangible Assets		$3,655,517	$914,686

Scheduled amortization over the next five years as follows:

For The Twelve Months ending June 30,
2014	$173,254
2015	30,635
2016	30,635
2017	10,211
Total	$244,735

Amortization expense for the six months ended June 30, 2014 and 2013 was $119,765 and $122,495 respectively.

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

June 30, 2014

Current assets	$351,159
Non-current assets	$31,342
Current liabilities	$346,188
Members' equity	$36,313

The investment balance carried on the Company's balance sheet amounts to $19,538 as of June 30, 2014.

Six Months Ended June 30, 2014

Net sales	$385,894
Gross profit	$335,407
Operating expenses	$328,832
Net ordinary income	$6,575
Other income	$32,500
Net income(loss)	$39,075

The Company's share of the net income from Secure Infrastructure & Services, LLC for the six months ended June 30, 2014 was $19,538.

Note 6 – Capital Lease Obligations

The Company entered into a new lease agreement with Systems Trading, Inc. on May 1, 2014 to refinance all outstanding leases into one capital lease. This lease obligation is payable to Systems Trading, Inc. with monthly installments of $21,826 from June 1, 2014 through May 1, 2018 .This lease is secured with the computer equipment and has been capitalized. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40, Debt Modifications and Extinguishments-Derecognition, the Company determined that modification accounting applied to the refinancing. The new capital lease obligation has an effective interest rate of 7.22%.

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2014	$1,004,006
Less amount representing interest	(109,084)
Total obligations under capital leases	894,922
Less current portion of obligations under capital leases	(214,042)
Long-term obligations under capital leases	$680,880

Long-term obligations under capital leases at June 30, 2014 mature as follows:

For the twelve months ending June 30,
2015	$214,042
2016	227,243
2017	241,259
2018	212,378
$894,922

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,603,461
Less: accumulated depreciation	(1,053,367)
$550,094

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at June 30, 2014, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of June 30, 2014, the Company owed $100,292 under this agreement.

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

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2015.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending June 30,
2015	$27,888
2016	27,888
2017	28,694
2018	29,520
Thereafter	2,460
$116,450

Rent expense for the six months ended June 30, 2014 and June 30, 2013 was $57,463 and $73,071 respectively.

Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Mr. Piluso for the New York Data Center in New York. The rent expense for the data center is $1,500 per month plus electric service.

As of June 30, 2014 the Company owed Mr. Piluso $928,364. These advances bear no interest and have no stated terms of repayment.

Note 9 – Convertible debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $120,685and is in arrears on its interest payments. DSC has accrued interest on this note totaling $13,342.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%. Interest is payable quarterly through the maturity date of February 28, 2014.. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default. Subsequent to the original maturity date the note was extended through February 28, 2015.

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014 The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid-in capital. In 2014 the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $8,932. Subsequent to the original maturity date the note was extended through February 28, 2015.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 3,075,938 options outstanding under this plan as of June 30, 2014.

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

There are 3,845,146 options outstanding under this plan as of June 30, 2014. There were 1,154,854 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2014	6,921,084	$0.02 - 0.85	$0.24
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at June 30, 2014	6,921,084	$0.02 - 0.85	$0.24

Options Exercisable at June 30, 2014	5,616,120	0.02 - 0.85	$0.24

Share-based compensation expense for options totaling $74,540 and $116,250 was recognized in our results for the six months ended June 30, 2014 and 2013, respectively is based on awards vested.

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

As of June 30, 2014, there was $206,699 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2014	133,334	$0.01 - 0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at June 30, 2014	133,334	0.01 - 0.02	0.01

Warrants Exercisable at June 30, 2014	133,334	0.01 - 0.02	0.01

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Net Sales. Net sales for the three months ended June 30, 2014 were $1,004,477, a decrease of $165,887, or 14.17%, compared to $1,170,364 for the three months ended June 30, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2013.

Cost of Sales. For the three months ended June 30, 2014, cost of sales were $538,663, a decrease of $112,003, or 17.2%, compared to $650,666 for the three months ended June 30, 2013. The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. DSC's gross margin is 46.4% for the three months ended June 30, 2014 as compared to 44.4% for the three months ended June 30, 2013.

Operating Expenses. For the three months ended June 30, 2014, operating expenses were $631,966, a decrease of $27,976, or 4.23%, as compared to $659,942 for the three months ended June 30, 2013. The majority of the decrease in operating expenses for the three months ended June 30, 2014 is a result of decrease in salaries. Sales salaries decreased $48,116 to $66,422 for the three months ended June 30, 2014, as compared to $114,538 for the three months ended June 30, 2013.

Other Income (expense). Interest income for the three months ended June 30, 2014 increased $13 to $17 from $4 for the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2014 increased $3,933 to $36,770 from $32,837 for the three months ended June 30, 2013. .. Gain on equity method investment increased $21,780 to $19,538 for the three months ended June 30, 2014 from ($2,242) for the three months ended June 30, 2013.

Net Loss. Net loss for the three months ended June 30, 2014 was ($183,367) an increase of $8,047, or 4.5%, as compared to net loss of ($-175,320) for the three months ended June 30, 2013.

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Net Sales. Net sales for the six months ended June 30, 2014 were $2,052,135, a decrease of $294,407, or 12.6%, compared to $2,346,542 for the six months ended June 30, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2013-2014.

Cost of Sales. For the six months ended June 30, 2014, cost of sales was $1,114.266, a decrease of $231,514, or 16.8%, compared to $1,377,780 for the six months ended June 30, 2013 The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity The Company's gross margin is 44.1 % for the six months ended June 30, 2014 as compared to 41.3 % for the six months ended June 30, 2013.

Operating Expenses. For the six months ended June 30, 2014, operating expenses were $1,199,997 a decrease of $181,339, or 28.7%, as compared to $1,381,336 for the six months ended June 30, 2013. The majority of the decrease in operating expenses for the six months ended June 30, 2014 is a result of decrease in salaries. Sales salaries decreased $107,401 to $148,525, as compared to $255,927 for the six months ended June 30, 2013. Officer’s salaries expense decreased $46,947 to $141,119, as compared to $188,066 for the six months ended June 30, 2013. Sales commission expense decreased $15,896 to $15,073, as compared to $30,969 for the six months ended June 30, 2013. Stock based compensation decreased $41,711 to $74,540 for the six months ended June 30, 2014 as compared to $116,251 for the six months ended June 30, 2013.

Other Income (expense). Interest income for the six months ended June 30, 2014 increased $10 to $25 from $15 for the six months ended June 30, 2013. Interest expense and related debt discounts for the six months ended June 30, 2014 increased $11,645 to $76,256 from $64,611 for the six months ended June 30, 2013. Gain on equity method investment increased $21,780 to $19,538 for the six months ended June 30, 2014 from ($2,242) for the six months ended June 30, 2013.

Net Loss. Net loss for the six months ended June 30, 2014 was ($350,821) a decrease of $128,592, or 26.8%, as compared to net loss of ($479,413) for the six months ended June 30, 2013.

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

During the six months ended June 30, 2014 the Company’s cash increased $120,435 to $208,110, from $87,675 at December 31, 2013. Net cash of $5,627 was provided by the Company’s operating activities and no cash was used in investing activities.. Net cash of $114,808 was provided by the Company’s financing activities, primarily due to the officer and related party advances of $126,489.

The Company's working capital deficiency was $2,940,521at June 30, 2014, decreasing $186,726 or 6.09% from $3,127,247 at December 31, 2013. This is principally due to the restructuring of the Company’s long capital lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2014 and six months ended June 30, 2013, DSC had interest including amortization of debt discounts and expense, net of interest income, of approximately $72,448 and $64,596, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2014, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County, by Richard Rebetti, the Company's former Chief Operating Officer. In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso , Index No. 14-2504, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees. The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2013 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of $266,393. The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued salary compensation for 2012 and 2013.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On February 21, 2014, Richard Rebetti Jr. resigned as Director of the Company due to a conflict with his new position at another employer.  Mr. Rebetti’s resignation was not the result of any disagreements with management.

In addition, on June 24, 2014, Jan Burman resigned as Director of the Company as a result of lack of time to commit to the Company and other Board affiliations.  Ms. Burman’s resignation was not the result of any disagreements with management.

Item 6. Exhibits

(a) Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on June 30, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: August 14, 2014	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

