Form 10-Q
period 2014-09-30
Data Storage Corp
filed 2014-11-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

As of November 14, 2014, 36,588,240 shares of common stock, par value $0.001 per share, were outstanding.

DATA STORAGE CORPORATION

FORM 10-Q

September 30, 2014

PART I

ITEM 1.       Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$125,004	$87,675
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2014 and $15,000 in 2013)	276,731	258,567
Prepaid compensation	2,070	9,052
Prepaid expenses and other current assets	140,963	171,584
Total Current Assets	544,768	526,878

Property and Equipment:
Property and equipment	3,889,799	3,859,528
Less—Accumulated depreciation	(3,076,834)	(2,728,547)
Net Property and Equipment	812,965	1,130,981

Other Assets:
Goodwill	2,201,828	2,201,828
Investment in joint venture – at equity	20,595	-
Other assets	4,410	3,608
Intangible assets, net	494,140	658,769
Employee loan	64,100	45,730
Total Other Assets	2,785,073	2,909,935

Total Assets	4,142,806	4,567,794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,003,724	984,866
Revolving credit facility	100,292	100,292
Due to related party	239,956	207,848
Dividend payable	394,736	330,811
Deferred revenue	523,045	703,941
Leases payable	217,269	736,636
Loans payable	-	47,312
Convertible debt – related parties net of discount	700,000	186,215
Contingent collateral obligation	-	356,204
Total Current Liabilities	3,179,022	3,654,125

Deferred rental obligation	435	5,187
Due to officer	934,459	801,875
Leases payable long term	625,338	86,180
Note payable – Enterprise Bank	350,000
Convertible debt – related parties	-	500,000
Total Long Term Liabilities	1,910,232	1,393,242

Total Liabilities	5,089,254	5,047,367

Stockholders’ Deficit:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 and 36,125,845 shares issued and outstanding in each period	36,588	36,126
Additional paid in capital	12,643,997	12,540,018
Accumulated deficit	(13,628,435)	(13,057,119)
Total Stockholders' Deficit	(946,448)	(479,573)
Total Liabilities and Stockholders' Deficit	$4,142,806	$4,567,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$1,014,129	$1,119,032	$3,066,263	$3,465,574

Cost of sales	535,392	591,159	1,681,658	1,968,939

Gross Profit	478,737	527,873	1,384,605	1,496,635

Selling, general and administrative	574,047	685,357	1,774,044	2,066,653

Loss from Operations	(95,310)	(157,484)	(389,439)	(570,018)

Other Income (Expense)
Interest income	18	-	42	15
Interest expense	(62,333)	(39,962)	(138,589)	(104,572)
Net gain (loss) in equity method investment	1,057	(15,209)	20,595	(17,452)
Total Other (Expense)	(61,258)	(55,171)	(117,952)	(122,009)

Loss Before Provision for Income Taxes	(156,568)	(212,655)	(507,391)	(692,027)

Provision for income taxes	-	-	-	-

Net Loss	(156,568)	(212,655)	(507,391)	(692,027)

Preferred Stock Dividend	(22,215)	(12,500)	(63,925)	(37,500)

Net Loss Available to Common Shareholders	$(178,783)	$(225,155)	$(571,316)	$(729,527)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,135,897	33,165,915	36,129,220	33,165,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(507,391)	$(692,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,916	613,834
Amortization of debt discount	13,785	12,992
Non -cash interest expense	56,877	41,589
Deferred compensation	6,982	4,390
Net (gain) loss attributable to joint venture	(20,595)	17,542
Allowance for doubtful accounts	-	(11,801)
Stock - based compensation	104,441	169,986
Changes in Assets and Liabilities:
Accounts receivable	(18,164)	(55,490)
Other assets	(802)	1,948
Prepaid expenses and other current assets	30,621	118,592
Employee loan	(18,370)	(20,300)
Accounts payable and accrued expenses	(38,019)	14,591
Deferred revenue	(180,896)	(65,866)
Deferred rent	(4,752)	(6,623)

Net Cash (Used in) Provided by Operating Activities	(63,367)	178,103

Cash Flows from Investing Activities:
Capital expenditures	-	(179,048)
Investment in joint venture	-	(21,300)
Net Cash Used in Investing Activities	-	(200,348)

Cash Flows from Financing Activities:
Issuance of convertible debt	-	200,000
Repayments of capital lease obligations	(57,792)	(198,472)
Repayment of contingent consideration	(6,204)	(7,762)
Due to related party	32,108	34,836
Advances from officer	132,584	17,331
Net Cash Provided by Financing Activities	100,696	11,097

Increase (Decrease) in Cash and Cash Equivalents	37,329	(11,148)

Cash and Cash Equivalents, Beginning of Period	87,675	72,756

Cash and Cash Equivalents, End of Period	$125,004	$61,608

Cash paid for interest	$40,865	$10,597

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$63,295	$37,500
Warrants issued with convertible debt	$-	$35,702
Acquisition of equipment under capital lease	$30,271	$-
Cashless exercise of stock options	$462	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of cloud based services providing businesses in the education, government and healthcare industries protection of critical data, as well as, compliance for the clients email . In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010 DSC expanded its solutions based on the asset acquisition of SafeData. In 2012 DSC continued to assimilate organizations, expanded its technology as well as technical group and positioned the new organization for growth.  In October 2012 DSC purchased the email archive and data analytics software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, New Jersey, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2014, the Company has generated revenues of $3,066,263 but has incurred a net loss attributed to common shareholders of $571,316. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2014 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at  September 30, 2014 include 5,065,147 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30, 2014	December 31, 2013
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	22,837	23,861
Computer hardware and software	91,687	91,687
Data center equipment	947,365	916,070
	3,889,799	3,859,528
Less: Accumulated depreciation	3,076,834	2,728,547
Net property and equipment	$812,965	$1,130,981

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $348,287 and $430,091, respectively. Depreciation for the three months ended September 30, 2014 and 2013 was $115,394 and $155,673, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated	September 30, 2014
	life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	697,402
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	959,549

Total Goodwill and Intangible Assets		$3,655,517	$959,549

Scheduled amortization over the next five years as follows:

For The Twelve Months Ending September 30,
2015	$136,049
2016	30,635
2017	30,635
2018	2,553
Total	$199,872

Amortization expense for the nine months ended September 30, 2014 and 2013 was $164,629 and $183,744 respectively. Amortization expense for the three months ended September 30, 2014 and 2013 was $44,864 and $61,248, respectively.

Note 5 – Investment in At Equity

The Company has a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC providing infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During fiscal 2013, the Company evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. Secure Infrastructure & Services, LLC's fiscal year end is December 31.

The following presents unaudited summary financial information for Secure Infrastructure & Services, LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

September 30, 2014

Current assets	$371,033
Non-current assets	$36,600
Current liabilities	$369,204
Members' equity	$38,429

The investment balance carried on the Company's balance sheet amounts to $20,595 as of September 30, 2014.

Nine Months Ended September 30, 2014

Net sales	$719,791
Gross profit	$249,537
Operating expenses	$234,847
Net ordinary income	$14,690
Other income	$26,500
Net income	$41,190

The Company's share of the net income from Secure Infrastructure & Services, LLC for the nine months ended September 30, 2014 was $20,595.

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

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2014	$938,527
Less amount representing interest	(95,920)
Total obligations under capital leases	842,607
Less current portion of obligations under capital leases	(217,269)
Long-term obligations under capital leases	$625,338

Long-term obligations under capital leases at September 30, 2014 mature as follows:

For The Twelve Months Ending September 30,
2015	$217,269
2016	230,669
2017	244,896
2018	149,773
$842,607

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,603,461
Less: accumulated depreciation	(1,102,388)
$501,073

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at September 30, 2014, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of September 30, 2014, the Company owed $100,292 under this agreement.

Contingent Collateral Obligation

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. The Company believes that it will pay this lien regardless of whether they are required to pay any of the contingent purchase price and accordingly the liability has been recorded on the Company’s balance sheet. On September 5, 2014, the Company entered into an agreement whereby the Company will make payments of all arrears of interest over 7 months at $3,910 per month. In addition, the Company has agreed to make monthly interest payments of $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. Upon signing of this agreement the contingent collateral obligation became classified as a note payable as opposed to its original contingent collateral obligation on the condensed balance sheet.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI and data centers in Westbury, NY and Waltham, MA.

The Company leases a data center in Westbury, NY on a month to month basis. Monthly rent is $1,500, plus utilities and the lease is with the Chairman of the Company.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the original contract terms were renewed to September 30, 2015.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2015 at the rate of $6,617 per month.

The Company leases space in a data center in Warwick, RI. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For The Twelve Months Ending September 30,
2015	$27,888
2016	27,888
2017	28,976
2018	29,520
Thereafter	9,840
$124,112

Rent expense for the nine months ended September 30, 2014 and September 30, 2013 was $91,641 and $113,732, respectively. Rent expense for the three months ended September 30, 2014 and September 30, 2013 was $34,177 and $40,661, respectively.

Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Mr. Piluso for the New York Data Center. The rent expense for the data center is $1,500 per month plus electric service.

As of September 30, 2014 the Company owed Mr. Piluso $934,459. These advances bear no interest and have no stated terms of repayment.

Note 9 – Convertible debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the Company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $133,287 and is in arrears on its interest payments.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the Company carries interest at 10%. Interest is payable quarterly through the maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $15,863. Subsequent to the original maturity date the note was extended through February 28, 2015.

On August 9, 2013, the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $11,192. Subsequent to the original maturity date the note was extended through February 28, 2015.

Note 10 - Stockholders’ Equity

On September 22, 2014 the Company issued 462,395 shares of its common stock under a cashless stock option exercise.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,435,414 options outstanding under this plan as of September 30, 2014.

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

There are 3,845,146 options outstanding under this plan as of September 30, 2014.

There are 1,154,854 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2014	6,921,084	$0.02 - 0.85	$0.24
Options Granted	-	-	-
Options Exercised	640,524	-	-
Options Expired	-	-	-
Options Outstanding at September 30, 2014	6,280,560	$0.02 - 0.85	$0.27

Options Exercisable at September 30, 2014	5,054,147	0.02 - 0.85	$0.26

Share-based compensation expense for options totaling $111,423 and $174,375 was recognized in our results for the nine months ended September 30, 2014 and 2013, respectively is based on awards vested. Share-based compensation expense for options totaling $36,833 and $58,125 was recognized in our results for the three months ended September 30, 2014 and 2013, respectively is based on awards vested.

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

As of September 30, 2014, there was $171,886 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2014	133,334	$0.01 - 0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at September 30, 2014	133,334	0.01 - 0.02	0.01

Warrants Exercisable at September 30, 2014	133,334	0.01 - 0.02	0.01

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

Company Overview

DSC has re-positioned from our 2001 launch date. From the beginning we focused on assisting businesses in their disaster recovery to business continuity plans. We continue to pivot, but with our same mission. Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and assisting our clients in better control over their information. We continue to stay on top of this dynamic industry with new solutions and services. Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic. We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our legacy solutions and our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems and our cloud services.

DSC, is a 13 year veteran in cloud storage and cloud computing, providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery. DSC has forged relationships with leading organizations for distribution such as Amazon AWS, VMware, and IBM to name a few.

Headquartered in Garden City, NY, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government.

DSC derives its revenues from the sale and subscription of services and solutions DSC has equipment in several technical centers: New York Metro, Boston, Chicago and New Jersey. Clients are supported from staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business.

DSC varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATIONS

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Net Sales. Net sales for the three months ended September 30, 2014 were $1,014,129, a decrease of $104,903, or 9.4%, compared to $1,119,032 for the three months ended September 30, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2014.

Cost of Sales. For the three months ended September 30, 2014, cost of sales were $535,392, a decrease of $55,767, or 9.4%, compared to $591,159 for the three months ended September 30, 2013. The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. DSC's gross margin is 47.2% for the three months ended September 30, 2014 as compared to 47.2% for the three months ended September 30, 2013. For the three months ended September 30, 2014, software development costs were $18,000, a decrease of $18,000 or 50%, as compared to $36,000 for the three months ended September 30, 2013 due to an allocation to research and development expenses of $12,000 of the monthly payment to Zojax.

Operating Expenses. For the three months ended September 30, 2014, operating expenses were $574,047, a decrease of $111,310, or 16.2%, as compared to $685,357 for the three months ended September 30, 2013. The majority of the decrease in operating expenses for the three months ended September 30, 2014 is a result of decrease in salaries. Sales salaries decreased $41,195 to $37,618 for the three months ended September 30, 2014, as compared to $78,813 for the three months ended September 30, 2013. Officer’s salaries decreased $45,465 to $57,986 for the three months ended September 30, 2014, as compared to $103,451 for the three months ended September 30, 2013.

Other Income (Expense). Interest income for the three months ended September 30, 2014 increased $18 to $18 from $0 for the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 increased $22,371 to $62,333 from $39,962 for the three months ended September 30, 2013. Gain on equity method investment increased $16,266 to $1,057 for the three months ended September 30, 2014 from ($15,209) for the three months ended September 30, 2013.

Net Loss. Net loss for the three months ended September 30, 2014 was ($156,568) a decrease of $56,087, or 26.4%, as compared to net loss of ($212,655) for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Net Sales. Net sales for the nine months ended September 30, 2014 were $3,066,263, a decrease of $399,311, or 11.5%, compared to $3,465,574 for the nine months ended September 30, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2013-2014.

Cost of Sales. For the nine months ended September 30, 2014, cost of sales were $1,681,658, a decrease of $287,281, or 14.6%, compared to $1,968,939 for the nine months ended September 30, 2013. The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. The Company's gross margin is 45.2 % for the nine months ended September 30, 2014 as compared to 43.2 % for the nine months ended September 30, 2013.

Operating Expenses. For the nine months ended September 30, 2014, operating expenses were $1,774,044 a decrease of $292,609, or 14.2%, as compared to $2,066,653 for the nine months ended September 30, 2013. The majority of the decrease in operating expenses for the nine months ended September 30, 2014 is a result of decrease in salaries. Sales salaries decreased $148,596 to $186,143, as compared to $334,739 for the nine months ended September 30, 2013. Officer’s salaries expense decreased $92,413 to $199,104, as compared to $291,517 for the nine months ended September 30, 2013. Sales commission expense decreased $5,765 to $35,175, as compared to $40,940 for the nine months ended September 30, 2013. Stock based compensation decreased $62,953 to $111,423 for the nine months ended September 30, 2014 as compared to $174,376 for the nine months ended September 30, 2013.

Other Income (Expense). Interest income for the nine months ended September 30, 2014 increased $27 to $42 from $15 for the nine months ended September 30, 2013. Interest expense and related debt discounts for the nine months ended September 30, 2014 increased $34,017 to $138,589 from $104,572 for the nine months ended September 30, 2013. Gain on equity method investment increased $38,047 to $20,595 for the nine months ended September 30, 2014 from ($17,452) for the nine months ended September 30, 2013.

Net Loss. Net loss for the nine months ended September 30, 2014 was ($507,391) a decrease of $184,636, or 26.7%, as compared to net loss of ($692,027) for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014 the Company’s cash increased $37,329 to $125,004, from $87,675 at December 31, 2013. Net cash of ($63,367) was used by the Company’s operating activities. No cash was used in investing activities. Net cash of $100,696 was provided by the Company’s financing activities, primarily due to the officer and related party advances of $132,584.

The Company's working capital deficiency was $2,634,254 at September 30, 2014, decreasing $492,993 or 15.8% from $3,127,247 at December 31, 2013. This is principally due to the restructuring of the Company’s long term capital lease obligations and contingent collateral obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2014 and nine months ended September 30, 2013, DSC had interest including amortization of debt discounts and expense, net of interest income, of approximately $117,952 and $122,009, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2014, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On February 21, 2014, Richard Rebetti Jr. resigned as Director of the Company.  Mr. Rebetti’s resignation was not the result of any disagreements with management.

On June 24, 2014, Jan Burman resigned as Director of the Company as a result of lack of time to commit to the Company and other Board affiliations.  Mr. Burman’s resignation was not the result of any disagreements with management.

On August 14, 2014, Biagio Civale resigned as Director of the Company. Mr. Civale’s resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On October 12, 2014, Todd Correll was appointed by the Company to serve as a director of the Company.

There is no understanding or arrangement between Mr. Correll and any other person pursuant to which he was appointed as a director.  Mr. Correll does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director.  Mr. Correll has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Mr. Correll has served as the CEO of North American Telecommunications Corporation, a Florida Corporation, d/b/a Broadsmart, from 2001 through the present.

Item 6. Exhibits

(a) Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on September 30, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: November 14, 2014	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

