Form 10-K
period 2014-12-31
Data Storage Corp
filed 2015-03-31
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)December 31, 2014

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Franklin Avenue
Garden City, N.Y	11530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 564-4922

Securities registered under Section 12(b) of the Exchange Act:

None

Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class registered:

Common Stock, par value $.001 per share

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

As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,594,243

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405)  is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company	Smaller reporting company	☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2015 was 36,588,240.

Data Storage Corporation

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Overview

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

Data Storage Corporation (“DSC” or “the Company”) is focused on Infrastructure, Disaster Recovery and Analytics. Our mission:  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

DSC, is a 14 year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations.

Headquartered in Garden City, NY, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy

DSC derives revenues from long-term subscription and professional services contracts related to the implementation of solutions that provide protection of critical computerized data. In 2009, revenues consisted primarily of offsite data backup, de-duplication, continuous data protection, Cloud Disaster Recovery solutions and Electronic Medical Records, protecting information for our clients. In 2010, we expanded our solutions based on the asset acquisition of SafeData. In 2013, we continued to assimilate organizations, expanded our technology, as well as our technical group and positioned the new organization for growth.  In October 2012, we purchased the software and assets of Message Logic. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet.

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

We believe that the opportunity exists today to acquire and consolidate synergetic companies in this fragmented industry. This strategy will enable DSC to create an international presence and a recognizable premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

DESCRIPTION OF SERVICES AND SOLUTIONS

DSC’s core competencies are the following: Email Archival and Data Analysis, Data Vaulting, Virtual Disaster Recovery and High Availability.

BUSINESS CONTINUITY SOLUTION: The Recovery Cloud:

DSC offers a fully automated service designed to reduce the overall costs associated with backup and recovery of application and file servers that enables organizations to centralize and streamline their data protection process. Business-critical data can be backed up any time while servers are up and running.

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

BENEFITS AND FEATURES OF THE RECOVERY CLOUD:

Data Archiving – Lifecycle Management

Backup data must be managed throughout its life cycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (“RTO”). DSC offers policy-based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. DSC creates restorable point-in-time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction.  All of an enterprise's data can be placed into one of two categories; Critical information which is needed for day-to-day operations and resides in the system's primary storage for fast access; Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite.

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

Our MLArchiver has taken email archiving to a new level by combining archiving with advanced analytics. We deliver our technology as the only certified VMware Ready software, and cloud enabled software with partners such as Amazon Web Services, Windows Azure and NASDAQ OMX. We turn all emails into searchable records to meet regulatory and legal search needs and work with companies in all industries including K-12, local government, finance and healthcare which have strict regulatory requirements to archive and produce emails when requested. Our combined analytic engine also identifies potential problems and concerns for management and can alert them and the sender of a possible issue. This has become a major advantage for businesses who deal with personal and confidential information such as social security numbers or for dealing with HR concerns. Emails are introduced as evidence in nearly all court cases and are very often cited in the media. Having a system to manage emails as records with integrity has become a critical function for all organizations.

Benefit of MLArchiver

Ease of Use, Affordable

●	Intuitive design for ease of use; yet the features are advanced and powerful.

Records Management

●	Good record keeping is essential for any organization. MLArchiver captures all emails; full-text indexes the message and attachment, applies retention policies and turns emails into non-alterable records.

Regulatory & Litigation Process

●	MLArchiver make responding to regulatory or litigation search requests quick and easy. We meet the Federal Rules of Civil Procedure process for legal discovery and have advanced searching, dynamic folders, tagging, legal hold management and exporting options.

Compliant

●	Nearly all industries have one or more regulations which require them to treat emails as corporate records and produce them when requested. ML is a fully compliant solution.

Analytics

●	50 custom and standard analytics to let management “Know what is being archived” with real-time alerts. Identify and report on business critical information.

Employee Access & Email Storage Cost

●	Emails older than 6 months are infrequently accessed. MLArchiver provides tools for employee access via web interface or Outlook. Archive storage is lower cost storage for cost reductions.

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

On June 17, 2010 we entered into an asset purchase agreement with SafeData, a provider of Cloud Storage and Cloud Computing mostly to IBM’s mid-range equipment users, under which we acquired all right, title and interest in the end user customer base of SafeData and all related current and fixed assets and contracts including the transfer of all of SafeData’s current liabilities arising out of the business or the assets acquired. Pursuant to the Agreement, we paid an aggregate purchase price equal to $3,000,000. Giving effect to certain holdback and contingency clauses as defined in the agreement, we paid $1,229,952 in cash and $850,000 in shares of our common stock as well as assumption of SafeData accounts payable and receivables.  In June of 2011, we made a final payment net of holdback of $482,308 and we issued the remaining balance of $150,000 in Common Stock.  The final settlement resulted in a gain of $176,497.

On October 31, 2012, DSC purchased the assets of Message Logic including email compliance software all source code to Message Logic’s email archival and data analytics software and select fixed assets.  In exchange for the assets, at closing, DSC gave 725,960 shares of its common stock and assumed liabilities of $102,109.  The contingent purchase price provides for up to 769,290 additional shares of DSC common stock and $800,000.  This contingent purchase price is based upon the achievement of certain metrics at the end of the 7th, 13th, 19th, and 25th month as defined in the asset purchase agreement dated October 31, 2012.

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

Quarterly ended	Low Price	High Price
March 31, 2013	$0.04	$0.10
June 30, 2013	$0.05	$0.10
September 30, 2013	$0.04	$0.09
December 31, 2013	$0.07	$0.09
March 31, 2014	$0.04	$0.10
June 30, 2014	$0.05	$0.06
September 30, 2014	$0.03	$0.20
December 31, 2014	$0.02	$0.03

HOLDERS OF OUR COMMON STOCK

As March 31, 2015 we had 41 shareholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation—“2008 Equity Incentive Plan” and “2010 Incentive Award Plan” on page 44 for DSC’s equity compensation plan information.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or “the Company”) is focused on Infrastructure, Disaster Recovery and Analytics. Our mission:  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

DSC is a 14 year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the rapidly emerging business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for that data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance solutions for e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations.

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

RESULTS OF OPERATIONS

Year ended December 31, 2014 as compared to December 31, 2013

Net Sales.   Net sales for the year ended December 31, 2014 were $4,012,671 a decrease of $563,627 or 12.39%, compared to $4,576,298 for the year ended December 31, 2013. The decrease is attributable to the assignment of certain customers to the joint venture during 2013-2014.

Cost of Sales. For the year ended December 31, 2014, cost of sales were $2,182,823 a decrease of $401,338 from $2,584,161 for the year ended December 31, 2013.  The decrease in cost of sales is the result of lower installation costs for non-recurring sales and lower outsourcing of storage due to the Company’s increased internal storage capacity. The Company's gross margin is 45.6% for the year ended December 31, 2014 as compared to 45.53% for the year ended December 31, 2013.

Operating Expenses. For the year ended December 31, 2014, operating expenses were $2,326,217 a decrease of $476,744 as compared to $2,802,961 for the year ended December 31, 2013. The majority of the decrease in operating expenses for the year ended December 31, 2014 is a result of decreased salaries. Sales salaries decreased $190,369 to $224,908 for the year ended December 31, 2014, as compared to $415,277 for the year ended December 31, 2013. Executive salaries expense decreased $146,525 to $257,896, as compared to $404,421 for the year ended December 31, 2014 and 2013. Employee sales commission expense decreased $51,004 to $19,797, as compared to $70,801for the year ended December 31, 2014 and 2013.  This is a result of more new sales being generated by outside distribution channels such as independent contractors, called channel partners, who are paid by commission as opposed to new sales by salaried employees.

Other Income (Expense) Amortization of debt discount for the year ended December 31, 2014 decreased $8,132 to $13,785 from $21,917. Gain on equity method investment increased $48,149 to $15,699 for the year ended December 31, 2014 from a loss of ($32,450) for the year ended December 31, 2013.  Interest expense and related debt discounts for the year ended December 31, 2014 increased $46,652 to $166,235 from $119,583 for the year ended December 31, 2013.

Net Loss.   Net loss for the year ended December 31, 2014 was ($660,247) a decrease of $324,512 as compared to net loss of ($984,759) for the year ended December 31, 2013.  DSC through consolidation of their acquisition of Safe Data is complete with the assimilation and as a result DSC’s net losses have improved.

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

During the year ended December 31, 2014 DSC's cash increased $22,773 to $110,448 from $87,675 at December 31, 2013. Net cash of ($132,799) was provided by DSC's operating activities and cash of $0 was used in investing activities, primarily funding the investment in the joint venture. Net cash of $155,572 was provided by financing activities. This is the result of a $263,887 in advances from a company shareholder and $37,753 due to related party offset by $139,864 in capital lease payments and $6,204 in contingent consideration.

DSC's working capital deficit was $2,551,389 at December 31, 2014, decreasing $575,858 from $3,127,247 at December 31, 2013. The decrease is primarily due to the refinance of short-term lease obligations.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

OFF-BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2014 and 2013, DSC had interest expense, net of interest income, of $166,235 and $119,584, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

We have audited the accompanying consolidated balance sheets of Data Storage Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Data Storage Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Storage Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 31, 2015

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$110,448	$87,675
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2014 and $15,000 in 2013)	114,556	258,567
Prepaid compensation	-	9,052
Prepaid expenses and other current assets	118,768	171,584
Total Current Assets	343,772	526,878

Property and Equipment:
Property and equipment	3,889,799	3,859,528
Less—Accumulated depreciation	(3,188,418)	(2,728,547)
Net Property and Equipment	701,381	1,130,981

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loans	76,100	45,730
Other assets	5,610	3,608
Intangible assets, net	449,276	658,769
Investment in joint venture – at equity	15,699	-
Total Other Assets	2,748,513	2,909,935

Total Assets	3,793,666	4,567,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	741,397	984,866
Revolving credit facility	100,292	100,292
Due to related party	245,601	207,848
Dividend payable	417,060	330,811
Deferred revenue	470,267	703,941
Leases payable	220,544	736,636
Loans payable	-	47,312
Convertible debt – related parties, net of discount	700,000	186,215
Contingent collateral obligation	-	356,204
Total Current Liabilities	2,895,161	3,654,125

Deferred rental obligation	598	5,187
Due to officer	1,065,762	801,875
Leases payable long-term	568,959	86,180
Note payable – Enterprise Bank	350,000	-
Convertible debt - related parties	-	500,000
Total Long-Term Liabilities	1,985,319	1,393,242

Total Liabilities	4,880,480	5,047,367

Commitments and contingencies	-	-

Stockholders’ (Deficit):
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 and 36,125,845 shares issued and outstanding, respectively	36,588	36,126
Additional paid in capital	12,678,811	12,540,018
Accumulated deficit	(13,803,615)	(13,057,119)
Total Stockholders' (Deficit) Equity	(1,086,814)	(479,573)
Total Liabilities and Stockholders' (Deficit)	$3,793,666	$4,567,794

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Sales	$4,012,671	$4,576,298

Cost of Sales	2,182,823	2,524,911

Gross Profit	1,829,848	2,051,387

Selling, General and Administrative	2,326,217	2,862,211

Loss from Operations	(496,369)	(810,824)

Other Income (Expense)
Interest income	57	15
Amortization of debt discount	(13,785)	(21,917)
Other income	386	-
Net gain (loss) on equity method investment	15,699	(32,450)
Interest expense	(166,235)	(119,583)
Total Other (Expense)	(163,878)	(173,935)

Loss Before Provision for Income Taxes	(660,247)	(984,759)

Provision for Income Taxes	-	-

Net Loss	(660,247)	(984,759)

Preferred Stock Dividend	(86,249)	(118,311)

Net Loss Available to Common Shareholders	$(746,496)	$(1,103,070)

Loss per Share – Basic and Diluted	$(0.01)	$(0.03)
Weighted Average Number of Shares - Basic and Diluted	36,253,795	33,319,994

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013

Net loss	$(660,247)	$(984,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	669,364	784,514
Amortization of debt discount	13,785	21,917
Non-cash interest expense	56,877	62,356
Net (gain) loss on equity method investment	(15,699)	32,450
Deferred compensation	9,052	8,510
Allowance for doubtful accounts	-	(11,801)
Stock-based compensation	139,255	490,386
Changes in Assets and Liabilities:
Accounts receivable	144,011	(45,282)
Other assets	(2,002)	8,040
Prepaid expenses and other current assets	52,816	13,168
Employee loan	(30,370)	(35,730)
Accounts payable and accrued expenses	(271,378)	(292,072)
Deferred revenue	(233,674)	(18,717)
Deferred rent	(4,589)	(9,216)
Net Cash Provided by (Used in) Operating Activities	(132,799)	23,764

Cash Flows from Investing Activities:
Capital expenditures	-	(8,425)
Investment in joint venture	-	(32,450
Net Cash Used in Investing Activities	-	(40,875)

Cash Flows from Financing Activities:
Due to related party	37,753	45,044
Proceeds from the issuance of common stock	-	27,596
Issuance of convertible debt	-	200,000
Repayments of capital lease obligations	(139,864)	(274,850)
Repayments of loan obligations	-	-
Repayment of contingent consideration	(6,204)	(9,315)
Advances from shareholder	263,887	43,555
Net Cash Provided by (Used in) Financing Activities	155,572	(32,030)

Increase (Decrease) in Cash and Cash Equivalents	22,773	14,919

Cash and Cash Equivalents, Beginning of Year	87,675	72,756

Cash and Cash Equivalents, End of Year	$110,448	$87,675

Cash paid for interest	$79,557	$39,065

Cash paid for income taxes	$-	$8,824

Non cash investing and financing activities:
Stock issued in connection with Message Logic	$-	$-
Accrual of preferred stock dividend	$86,249	$118,311
Warrants issued with convertible debt	$-	$35,702
Fixed assets acquired under capital leases	$30,271	$-
Stock issued for financing fees	$-	$-
Stock issued for compensation	$-	$263,433
Additional costs incurred in lease refinancing	$28,968	$-
Cashless exercise of stock options	$462	$-

 The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	1,401,786	1,402	33,165,915	33,166	12,042,623	(11,954,049)	123,142

Stock-based compensation	-	-	-	-	214,940	-	214,940

Stock grant to corporate officer	-	-	2,959,930	2,960	291,029	-	293,989

Warrants issued with convertible debt	-	-	-	-	35,702	-	35,702

Amortization of financing fees	-	-	-	-	(44,276)	-	(44,276)

Net loss	-	-	-	-	-	(984,759)	(984,759)

Preferred stock dividend	-	-	-	-	-	(118,311)	(118,311)

Balance December 31, 2013	1,401,786	1,402	36,125,845	36,126	12,540,018	(13,057,119)	(479,573)

Stock-based compensation	-	-	-	-	139,255	-	139,255

Stock grant to corporate officer	-	-	-	-	-	-	-

Stock option exercised	-	-	462,395	462	(462)	-	-

Amortization of financing fees	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(660,247)	(660,247)

Preferred stock dividend	-	-	-	-	-	(86,249)	(86,249)

Balance December 31, 2014	1,401,786	$1,402	36,588,240	$36,588	$12,678,811	$(13,803,615)	$(1,086,814)

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of cloud based services providing businesses in the education, government and healthcare industries protection of critical data, as well as, compliance for the clients email. In 2009 revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010 DSC expanded its solutions based on the asset acquisition of SafeData. In 2012 DSC continued to assimilate organizations, expanded its technology as well as technical group and positioned the new organization for growth.  In October 2012 DSC purchased the email archive and data analytics software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, New Jersey, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Liquidity

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2014, the Company has generated revenues of $4,012,671 but has incurred a net loss of $660,247. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception, as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded.  The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

Equity Investments

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its equity method investee’s earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2014 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the years ended December 31, 2014 and 2013 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2014, the Company had a full valuation allowance against its deferred tax assets.

Goodwill and Other Intangibles

In accordance with GAAP, the Company tests goodwill and other intangible assets for impairment on at least an annual basis.  Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.  The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine the fair value of these intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing.  In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $85,048 and $86,768 for advertising costs for the years ended December 31, 2014 and 2013, respectively.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260-10-5 Earnings per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. The inclusion of the potential common shares to be issued has an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2014 include 6,280,560 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2014	2013
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	23,861
Computer hardware and software	91,687	91,687
Data center equipment	946,341	916,070
	3,889,799	3,859,528
Less: Accumulated depreciation	3,188,418	2,789,547
Net property and equipment	$701,381	$1,130,981

Depreciation expense for the years ended December 31, 2014 and 2013 was $459,871 and $539,522, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2014
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	742,266
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,004,413

Total Goodwill and Intangible Assets		$3,655,517	$1,004,413

Scheduled amortization over the next five years as follows:

Years ending December 31,
2015	98,844
2016	30,635
2017	25,529
Total	$155,008

Amortization expense for the years ended December 31, 2014 and 2013 were $209,493 and $244,992 respectively.

Note 5 – Investment in Joint Venture At Equity

The Company has a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC who provides infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During 2013, the Company evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. Secure Infrastructure & Services, LLC’s fiscal year end is December 31.

The following presents unaudited summary financial information for Secure Infrastructure & Services, LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

Year Ended December 31, 2014

Current assets	$250,480
Non-current assets	$68,973
Current liabilities	$290,817
Members' equity	$28,636

The equity balance carried on the Company's balance sheet amounts to $15,699 for the year ended December 31, 2014.

Year Ended December 31, 2014

Net sales	$957,882
Gross profit	$255,032
Operating expenses	$280,134
Other income	$56,500
Net income(loss)	$31,398

The Company's share of the net income from Secure Infrastructure & Services, LLC for the year ended December 31, 2014 was $15,699.

Note 6 – Capital Lease Obligations

The Company entered into a new lease agreement with Systems Trading, Inc. on May 1, 2014 to refinance all outstanding leases into one capital lease. This lease obligation is payable to Systems Trading, Inc. with monthly installments of $21,826 from June 1, 2014 through May 1, 2018. This lease is secured with the computer equipment and has been capitalized. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40, Debt Modifications and Extinguishments-Derecognition, the Company determined that modification accounting applied to the refinancing. The new capital lease obligation has an effective interest rate of 7.22%.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2014	$873,048
Less amount representing interest	(83,546)
Total obligations under capital leases	789,502
Less current portion of obligations under capital leases	(220,544)
Long-term obligations under capital leases	$568,958

Long-term obligations under capital leases at December 31, 2014 mature as follows:

Year ending December 31,
2015	$220,544
2016	234,146
2017	248,588
2018	86,224
$789,502

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,603,461
Less: accumulated depreciation	1,212,222

$391,239

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, 3.75% at December 31, 2014, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2014, the Company owed $100,292 under this agreement.

Contingent Collateral Obligation

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. The Company believes that it will pay this lien regardless of whether they are required to pay any of the contingent purchase price and accordingly the liability has been recorded on the Company's consolidated balance sheet. On September 5, 2014 the Company entered into an agreement whereby the Company will pay all arrears interest over 7 months at $3,910 per month. In addition, the Company has agreed to make monthly interest payments at $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. It is upon signing of this agreement the contingent collateral obligation became classified as a note payable as opposed to its original contingent collateral obligation on the consolidated balance sheet.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2015 at the rate of $6,617 per month.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1st 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending December 31,

2015	$67,596
2016	27,888
2017	29,384
2018	29,520
Thereafter	2,460
$156,848

Rent expense for the year ended December 31, 2014 and 2013 was $121,886 and $151,693 respectively.

Other Leases

The Company currently leases data centers in Westbury, NY and Waltham, MA.

The Company leases a data center in Westbury, NY on a month to month basis. Monthly rent is $1,500, plus utilities and the lease is with the Chairman of the Company.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the current contract expires January 31, 2019.

 Note 8 - Related Party Transactions

Due to related party represents rent accrued to a partnership controlled by Mr. Piluso for the New York Data Center in New York. The rent expense for the data center is $1,500 per month plus electric service. As of December 31, 2014 and 2013, the Company owed this related party $245,601 and $207,848, respectively.

Charles Piluso, CEO, from time to time advances the Company money to fund the business. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 and 2013, the Company owed Mr. Piluso $1,065,762 and $801,875, respectively.

Note 9 – Convertible Debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company's common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $100,000 and is in arrears on its interest payments.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%. Interest is payable quarterly through the maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $18,384. Subsequent to the original maturity date the note was extended through February 28, 2015.

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

Note 10 - Stockholders’ (Deficit)

During the year ended December 31, 2014 the Company issued 462,395 shares of its common stock under a cashless stock option exercise.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011," including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 2,435,414 options outstanding under this plan as of December 31, 2014.

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

On April 23, 2013, the Board of Directors of the Company amended and restated the DSC 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated DSC Incentive Award Plan”.  The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options.

There are 3,845,146 options outstanding under this plan as of December 31, 2014.

There were 1,154,854 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2013	6,232,991	$0.02 - 0.85	$0.26
Options Granted	828,568	0.15	0.15
Options Exercised	-	-	-
Options Cancelled	(140,477)	0.35	0.35
Options Outstanding at December 31, 2013	6,921,084	$0.02 - 0.85	$0.24
Options Granted	-	-	-
Options Exercised	(462,395)	-	-
Options Forfeited	(178,147)	-	-
Options Cancelled	-	-	-
Options Outstanding at December 31, 2014	6,280,560	$0.02 - 0.85	$0.27

Options Exercisable at December 31, 2014	5,266,840	$0.02 - 0.85	$0.24

In 2014, there was a cashless exercise of stock options. As part of the exercise the recipient received 462,395 in stock options and forfeited the remaining 178,147.

Share-based compensation expense for options totaling $139,255 was recognized in our results for the year ended December 31, 2014 is based on awards vested.

As of December 31, 2014, there was $134,781 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2014 and 2013 are set forth in the table below.

2013
Weighted average fair value of options granted	$0.08
Risk-free interest rate	2.88%
Volatility	98.0%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2013	28,642	$0.02	$0.01
Warrants Granted	133,334	0.01	-
Warrants Exercised	-	-	0.01
Warrants Cancelled	28,642	0.02	-0-
Warrants Outstanding at December 31, 2013	133,334	$0.01	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Warrants Outstanding at December 31, 2014	133,334	$0.01	$0.01

Warrants Exercisable at December 31, 2014	133,334	$0.01	$0.01

During the year ended December 31, 2013, 28,642 warrants expired.  During the year ended December 31, 2013, 133,334 warrants were issued in connection with the issuances of convertible debt. The warrants were valued at the grant date at $35,702 and were recorded as a debt discount based on their relative fair value.

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2014 are set forth in the table below.

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation.  Accrued dividends at December 31, 2014 and 2013 were $417,060 and $330,811, respectively.

Stock Issuances

During the year ended December 31, 2013 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of  $293,990.  The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued compensation. The Company recognized a gain of $27,596 as a result of this transaction.

Note 12 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2014	2013
CURRENT
Federal	$-	$-
State	-	-
Total current tax provision	-	-

DEFERRED
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision (benefit)	$-	$-

The components of deferred taxes are as follows:

Deferred Tax Assets:

Net operating loss carry-forward	$(1,862,067)	$(1,683,764)
Less: valuation allowance	(1,862,067)	(1,683,764)
Deferred tax assets	-	-
Deferred tax liabilities	-	-

Net deferred tax asset	$-	$-

The Company had federal and state net operating tax loss carry-forwards of $4,682,737 and $4,348,696, respectively as of December 31, 2014.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2014, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2014 and 2013.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2014	2013

Expected income tax benefit (loss) at statutory rate of 34%	$194,315	$226,964
State and local tax benefit, net of federal	40,578	47,395
Change in valuation account	(234,893)	(274,359)

Income tax expense (benefit)	$-	$-

Note 13 - Subsequent Events

The Board approved and authorized the issuance of convertible debt of $97,671 and $24,253 respectively totaling $121,924 toMr. Piluso to retire accounts payable debt and receive 10% interest rate convertible at $0.15 per share, since this is represented as new capital into the Company.

The Board approved and authorized the issuance of convertible debt of $848,091 and $343,348 respectively totaling $1,189,439 to Mr. Piluso to document the existing debt and receive 10% interest rate convertible at $0.15 per share, since this is represented as new capital into the Company.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2014, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2014, DSC did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2014. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	61	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board
Matthew Grosso	51	Secretary and Vice President
Stephen Catanzano	49	Vice President
John Argen	60	Director
Joseph B. Hoffman	57	Director
Lawrence M. Maglione Jr.	52	Director
Cliff Stein	57	Director
John Coghlan	59	Director
Todd Correll	47	Director

Charles M. Piluso, President. Mr. Piluso is DSC’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Prior to founding DSC in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities-based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company's Chairman and President from 1997 to 2000.

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees with $170 million in revenues in 1997. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. ITC had operations and agreements in countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure as president, Mr. Piluso grew the company to the fifth largest international facilities based carrier in the USA. Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation (“ITT”).  Over the years, Mr. Piluso was promoted from an entry level sales position to Sales Management, Marketing and Business Development in ITT’s Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service.  Mr. Piluso holds a Bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Masters of Business Administration, all from St. John’s University. He was also an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, Mr. Piluso served on the Board of Trustees of Molloy College.  Currently, Mr. Piluso serves on the Board of Governors at St. John’s University and the Board of Advisors for the Nassau County Police Department Foundation.

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

Lawrence A. Maglione.   Mr. Maglione has been a Director since 2008.  Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC.  Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses.  At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenure (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation.  Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries.  Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master’s of Science in Taxation and is a Certified Public Accountant.

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

Stephen Catanzano.   Mr. Catanzano has served as a Vice President since November 2013.  Mr. Catanzano brings more than 15 years of executive level experience in high tech market and business development of early and growth stage ventures as well as two years of managing a successful registered broker-dealer firm.  Mr. Catanzano’s strengths include corporate strategy, business development, and sales organization management.  From November 2001 to October 2013, Mr. Catanzano served as President and founder of Safecore, Inc. which later became Message Logic, Inc. Safecore created a unique email archiving and analytics technology delivered as a hardware appliance and VMware Ready application.  Mr. Catanzano worked with the developers to design system enhancements, developed sales channels and formed partnerships to improve technology and expand sales channels.  Message Logic was acquired by DSC in October 2013.  Mr. Catanzano was the co-founder and Senior Vice President of Digital Broadband Communications, Inc. from 1998 to 2001, one of the first Competitive Local Exchange Carriers (“CLEC”) in the U.S. focused on delivering DSL services. Local Exchange Carriers (“CLEC”) in the U.S. focused on delivering DSL services with future plans to offer Voice over IP.

Todd Correll. Mr. Correll has served as the CEO of North American Telecommunications Corporation, a Florida Corporation, d/b/a Broadsmart, from 2001 through the present.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

During the fiscal year ended December 31, 2014 the Company had an independent audit committee consisting of non-executive directors.  The audit committee members include: John Coghlan, Cliff Stein and Chairman Jan Burman. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time.  DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

Family Relationships

No family relationships exist among our directors or executive officers.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2014.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to DSC’s Form 10-K filed on March 31, 2009.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(1)(6)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Charles M. Piluso,	2014	$150,000	-	-	-	-	-	$150,000
President, Chief Executive Officer, and Chairman of the Board	2013	$122,042		$266,393	$5,000	-	-	$393,435

(1)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2014" table below, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013.  There are 2,435,414 options outstanding under this plan as of December 31, 2014.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2013 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”(Restated Plan)  The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the Restated Plan.  Each of the awards will be evidenced by and issued under a written agreement.  There are 3,845,146 options outstanding under this plan as of December 31, 2014.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2014

	Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	20,752	2,306	0.32	5/25/2019
	12/15/2009	200,000	50,000	0.36	12/14/2019
	12/31/2009	10,879	3,009	0.36	12/30/2019
	12/16/2010	8,572	5,714	0.35	12/15/2020
(3)	3/6/2013	548,780	0	0.394	6/17/2022
	6/18/2013	337,143	0	0.394	6/17/2022
	12/11/2013	33,333	0	0.15	12/10/2022
	12/13/13	0	33,333	0.15	12/12/23
Peter Briggs	12/16/2010	88,095	0	0.35	12/15/2020
	9/30/2010	85,714	83,333	0.35	11/23/2020
(4)	3/6/2013	333,333	0	0.15	10/11/2022
Matthew P. Grosso	2/12/2009	84,714	2,824	0.29	2/8/2019
	9/30/2010	85,714	57,143	0.35	11/23/2020
	8/12/2010	96,905	60,238	0.35	11/23/2020
	12/16/2010	88,095	54,762	0.35	12/15/2020
(5)	10/12/2013	1,033,333	0	0.15	10/11/2022

(1)	All of the options to purchase shares of our common stock awarded to Messrs. Piluso, Briggs and Grosso (each a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

(3)	The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

(4)	These options replace a stock grant of $50,000 that was approved on December 16, 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with the option to purchase 333,333 shares of common stock at an exercise price of $0.15 per share on March 6, 2012 returned in 2011 by Mr. Briggs.

(5)	These options replace a stock grant of $55,000 from August 12, 2010 and a stock grant of $50,000 from December 16, 2010. All of the shares were fully vested on the date of grant and these shares were issued pursuant to the 2008 Plan (described below). These stock grants were both reversed in 2011. A stock grant of $50,000 from December 15, 2009 that was never issued to Mr. Grosso. All of these Stock grants were replaced with the option to purchase 1,303,333 shares of common stock at an exercise price of $0.15 per share on March 6, 2012.

Compensation of Directors

None

(1)	The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2013) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

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

As of the end of 2014, we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Plan Category

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	6,921,084	(1)	$0.24	1,154,854

Total	6,921,084		$0.24	1,154,854

(1)	In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2014, we had 2,435,414 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2014, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2013, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2013, we had 3,845,146 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock on March 30, 2015 all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4) (12)	Common Stock	18,474,652	48.9%
John Coghlan (10) (12)	Common Stock	4,540,943	12.4%
Jan Burman	Common Stock	2,414,070	6.8%
Jan Burman	Preferred Stock	1,401,786	100%
Matthew P. Grosso (5) (12)	Common Stock	1,306,142	3.5%
Cliff Stein (6) (12)	Common Stock	3,389,825	9.3%
Lawrence Maglione, Jr. (7) (12)	Common Stock	109,885	*
John Argen (8) (12)	Common Stock	76,713	*
Joseph Hoffman (9) (12)	Common Stock	45,138	*
Stephen Catanzano (10) (12)	Common Stock	239,299	*
All Executive Officers and Directors as a group (8 people)	Common Stock	29,858,809	71.1%

*	Less than 1%

(1)	The address for each person is 401 Franklin Avenue, Garden City, New York 11530.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 31, 2015. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 36,588,240 shares of common stock issued and outstanding as of March 31, 2015 and options that can be acquired within 60 days of March 31, 2015. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes 3,269,863 shares of common stock owned indirectly by Piluso Family Associates, LLC. Also includes 1,195,136 shares of common stock Mr. Piluso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC.

(5)	Includes 1,306,142 shares of common stock Mr. Grosso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(6)	Includes 40,336 shares of common stock Mr. Stein has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(7)	Includes 76,713 shares of common stock Mr. Maglione has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(8)	Includes 76,713 shares of common stock Mr. Argen has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(9)	Includes 45,138 shares of common stock Mr. Hoffman has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(10)	Includes 66,833 shares of common stock Mr. Coghlan has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 31, 2015.

(11)	Includes 239,299 shares of common stock Mr. Catanzano will receive as the result of DSC acquiring Message Logic.

(12)	Officer and/or director of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 31, 2013 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $100,000 and is in arrears on its interest payments.

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

During the year ended December 31, 2014 the Company issued 2,959,930 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock) at a price of $0.09 for an aggregate of $266,393.  The shares were issued to Charles M. Piluso, Chief Executive Officer in lieu of accrued compensation. The Company recognized a gain of $27,596 as a result of this transaction.

Due to related party represents rent accrued to a partnership controlled by the Chief Executive Officer of the Company for the New York Data Center.  The rent expense for the data center is $1,500 per month.  As of December 31, 2014, DSC owed $245,061 under this agreement.

As of December 31, 2014 the Company owed the Chief Executive Officer $1,065,762. These advances bear no interest and have no stated terms of repayment.

DSC pays $1,500 per month in rent, plus utilities for its New York Data Center to 875 Merrick LLC, a limited liability company controlled by Mr. Piluso, DSC’s President,  Chief Executive Officer and Chairman of the Board. 875 Merrick LLC is owned by Mr. Piluso and his spouse. The term of the lease is month to month.  As of December 31, 2014 DSC owes $245,601.

As of December 31, 2014 DSC owed $1,065,762 to Charles M. Piluso. The amount owed to Mr. Piluso is comprised of expenses due to Mr. Piluso, equipment purchases made directly by Mr. Piluso for DSC, and cash advances for day to day operations of made between October 2009 and December 2014. The amounts owed to Mr. Piluso bear no interest and have no stated terms of repayment.

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2014 each of Messrs. Argen, Hoffman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

DSC’s fiscal years ended December 31, 2014 and 2013, was billed approximately $55,000 and $50,000 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For DSC’s fiscal years ended December 31, 2014 and 2013, it was billed approximately $4,500 and $4,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

EXHIBIT INDEX

Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2013).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2013).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2013).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).
10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2013).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2013).
10.13	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2013).
10.14	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2013).
10.15	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2013).
10.16	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2013).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2013).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
President, Chief Executive Officer
Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated	March 31, 2015

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

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer, Chief	March 31, 2015
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ John Argen	Director	March 31, 2015
John Argen

/s/ Todd Correll	Director	March 31, 2015
Todd Correll

/s/ Joseph B. Hoffman	Director	March 31, 2015
Joseph B. Hoffman

/s/ Lawrence M. Maglione Jr.	Director	March 31, 2015
Lawrence M. Maglione Jr.

/s/ John Coghlan	Director	March 31, 2015
John Coghlan

/s/ Cliff Stein	Director	March 31, 2015
Cliff Stein

