Form 10-Q
period 2015-03-31
Data Storage Corp
filed 2015-05-15
CIK 1419951

March 31, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 14, 2015 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

March 31, 2015

PART I

 ITEM 1.        Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$41,816	$110,448
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2015 and $15,000 in 2014)	137,532	114,556
Prepaid expenses and other current assets	87,575	118,768
Total Current Assets	266,923	343,772

Property and Equipment:
Property and equipment	3,889,799	3,889,799
Less—Accumulated depreciation	(3,295,923)	(3,188,418)
Net Property and Equipment	593,876	701,381

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loan	88,100	76,100
Other assets	4,410	5,610
Intangible assets, net	404,413	449,276
Investment in joint venture – at equity	67,199	15,699
Total Other Assets	2,765,950	2,748,513

Total Assets	3,626,749	3,793,666

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	702,482	741,397
Revolving credit facility	100,292	100,292
Due to related party	-	245,601
Dividend payable	440,175	417,060
Deferred revenue	462,479	470,267
Leases payable	223,869	220,544
Convertible debt – related parties net of discount	700,000	700,000
Total Current Liabilities	2,629,297	2,895,161

Deferred rental obligation	762	598
Due to officer	-	1,065,762
Leases payable	511,729	568,959
Note payable – Enterprise Bank	350,000	350,000
Convertible debt – related parties	1,391,363	-
Total Long Term Liabilities	2,253,854	1,985,319

Total Liabilities	4,883,151	4,880,480

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period, respectively	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 and 36,588,240 shares issued and outstanding, respectively	36,588	36,588
Additional paid in capital	12,703,439	12,678,811
Accumulated deficit	(13,997,831)	(13,803,615)
Total Stockholders' Deficit	(1,256,402)	(1,086,814)
Total Liabilities and Stockholders' Deficit	$3,626,749	$3,793,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Sales	$958,133	$1,042,963

Cost of sales	578,897	620,908

Gross Profit	379,236	422,055

Selling, general and administrative	527,866	550,030

Loss from Operations	(148,630)	(127,975)

Other Income (Expense)
Interest income	1	7
Amortization of debt discount	-	(7,438)
Net gain on equity method investment	51,500	-
Interest expense	(73,972)	(32,048)
Total Other (Expense)	(22,471)	(39,479)

Loss before provision for income taxes	(171,101)	(167,454)

Provision for income taxes	-	-

Net Loss	(171,101)	(167,454)

Preferred Stock Dividend	(23,114)	(20,486)

Net Loss Attributable to Common Shareholders	$(194,215)	$(187,940)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,125,845	36,125,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(171,101)	$(167,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,368	177,142
Amortization of debt discount	-	7,438
Non cash interest expense	51,567	17,260
Deferred compensation	-	2,844
Net (gain) loss on equity method investment	(51,500)	-
Stock based compensation	24,628	34,813
Changes-in Assets and Liabilities:
Accounts receivable	(22,976)	(107,934)
Other assets	1,200	-
Prepaid expenses and other current assets	31,193	69,999
Employee loan	(12,000)	(2,470)
Accounts payable and accrued expenses	(90,482)	(58,434)
Deferred revenue	(7,788)	(15,253)
Deferred rent	164	(2,594)
Net Cash Used in Operating Activities	(94,727)	(44,643)

Cash Flows from Investing Activities:
Capital expenditures	-	(3,318)
Net Cash Used in Investing Activities	-	(3,318)

Cash Flows from Financing Activities:
Due to related party	-	10,954
Proceeds from convertible debt	80,000	-
Repayments of capital lease obligations	(53,905)	-
Repayment of contingent consideration	-	(6,204)
Advances from officer	-	101,994
Net Cash Provided by Financing Activities	26,905	106,744

Increase (Decrease) in Cash and Cash Equivalents	(68,632)	58,783

Cash and Cash Equivalents, Beginning of Period	110,448	87,675

Cash and Cash Equivalents, End of Period	$41,816	$146,458

Cash paid for interest	$34,135	$-

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$23,114	$20,486
Conversion of due to related party to convertible debt	$245,601	$-
Conversion of due to officer to convertible debt	$1,065,762	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives revenues from long term subscription services and professional services related to implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009, revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions, protecting information for our clients. In 2010, DSC expanded its solutions based on the asset acquisition of SafeData. In 2012, DSC continued to assimilate organizations, expanded its technology as well as technical group and positioned the new organization for growth.  In October 2012, DSC purchased the software and assets of Message Logic. DSC has equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, Rhode Island, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. The network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2015, the Company has generated revenues of $958,133 but has incurred a net loss attributable to common shareholders of $194,215. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees.  The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded.  The Company records its options at fair value using the Black-Scholes valuation model.

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

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Data Storage Corporation, a Delaware Corporation.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2015 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the three months ended March 31, 2015 and 2014 DSC did not have any customer concentrations.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2015, the Company had a full valuation allowance against its deferred tax assets.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $7,929 and $44,321 for advertising costs for the three months ended March 31, 2015 and 2014, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at  March 31, 2015 include 6,221,222 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2015	December 31, 2014
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	23,861
Computer hardware and software	91,687	91,687
Data center equipment	946,341	946,341
	3,889,799	3,889,799
Less: Accumulated depreciation	3,295,923	3,188,418
Net property and equipment	$593,876	$701,381

Depreciation expense for the three months ended March 31, 2015 and 2014 was $107,505 and $115,894, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2015
	Estimated Life In Years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	787,129
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,049,276

Total Goodwill and Intangible Assets		$3,655,517	$1,049,276

Scheduled amortization over the next five years as follows:

For The Twelve Months Ending March 31,
2015	$61,639
2016	30,635
2017	17,870
Total	$110,145

Amortization expense for the three months ended March 31, 2015 and 2014 was $44,863 and $61,248 respectively.

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

March 31, 2015

Current assets	$171,472
Non-current assets	$68,140
Current liabilities	$107,977
Members' equity	$131,635

The investment balance carried on the Company's balance sheet amounts to $67,199 as of March 31, 2015.

Three Months Ended March 31, 2015

Net sales	$483,981
Gross profit	$200,406
Operating expenses	$97,406
Net income(loss)	$103,000

The Company's share of the net income from Secure Infrastructure & Services, LLC for the three months ended March 31, 2015 was $51,500.

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

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2015	$807,570
Less amount representing interest	(71,972)
Total obligations under capital leases	735,598
Less current portion of obligations under capital leases	(223,869)
Long-term obligations under capital leases	$511,729

Long-term obligations under capital leases at March 31, 2015 mature as follows:

For the Twelve Months Ending March 31,
2015	$223,869
2016	237,676
2017	252,336
2018	21,717
$735,598

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,603,461
Less: accumulated depreciation	1,256,134
$347,327

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at March 31, 2015, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of March 31, 2015, the Company owed $100,292 under this agreement.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY called for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2015 at the rate of $6,617 per month.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1st 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending March 31,
2016	$47,742
2017	28,160
2018	29,520
2019	24,600
$130,022

Rent expense for the three months ended March 31, 2015 and March 31, 2014 was $32,065 and $27,570 respectively.

Other Leases

The Company currently leases data centers in Westbury, NY and Waltham, MA.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the current contract expires January 31, 2019.

Note 8 - Related Party Transactions

In 2014, the Company paid a monthly rent expense for a data center in NY of $1,500, to a partnership owned by Mr. Piluso. For the three months ended March 31, 2014, the rent expense was $4,500. The Company stopped using this facility in December 2014. The Company owed $245,601 to this related party at December 31, 2014. In 2015, the Company converted this to convertible debt (see Note 9).

Charles Piluso, CEO from time to time advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 the Company owed Mr. Piluso $1,065,792 for such advances. In February 2015, the Company converted the $1,065,762 to convertible debt (see Note 9).

Note 9 – Convertible Debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $158,219 and is in arrears on its interest payments. Subsequent to March 31, 2015, the maturity date was extended to May 6, 2016.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%. Interest is payable quarterly through the maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $20,849. Subsequent to March 31, 2015, the maturity date was extended to May 6, 2016.

On August 9, 2013, the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $16,178. Subsequent to March 31, 2015, the maturity date was extended to May 6, 2016.

Effective January 1, 2015, the Company entered into $1,189,439 convertible promissory note with Charles Piluso, CEO of the company. This was issued to convert debt that is owed to him and 875 Merrick LLC. The note carries interest at 10%. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $29,329.

Effective January 1, 2015, the Company entered into a $121,924 convertible promissory note with Charles Piluso, CEO of the company. This was issued to convert debt that is owed to him and 875 Merrick LLC. The note carries interest of 10%. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $3,434.

On February 19, 2015 the Company entered into a $80,000 convertible promissory note with Charles Piluso, CEO of the Company and carries interest at 10%. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $1,973.

Note 10 – Note Payable – Enterprise Bank

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

Note 11 - Stockholders’ Deficit

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,235,599 options outstanding under this plan as of March 31, 2015.

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

There are 3,985,623 options outstanding under this plan as of March 31, 2015. There were 1,154,854 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2015	6,280,560	$0.02 - 0.46	$0.27
Options Granted	-	-	-
Options Exercised	-	-	-
Options Expired	(59,339)	0.15	0.15
Options Outstanding at March 31, 2015	6,221,222	$0.02 - 0.41	$0.27

Options Exercisable at March 31, 2015	5,715,413	0.02 - 0.41	$0.25

Share-based compensation expense for options totaling $24,628 and $37,657 was recognized in our results for the three months ended March 31, 2015 and 2014, respectively is based on awards vested.

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

As of March 31, 2015, there was $185,679 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2014	133,334	$0.01-0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2015	133,334	0.01 - 0.02	0.01

Warrants Exercisable at March 31, 2015	133,334	0.01 - 0.02	0.01

Note 12 - Litigation

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

Company Overview

DSC is focused on Infrastructure, Disaster Recovery and Analytics. Our mission:  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Net Sales.  Net sales for the three months ended March 31, 2015 were $958,133, a decrease of $84,830, or 8%, compared to $1,042,963 for the three months ended March 31, 2014. The decrease is attributable to the assignment of certain customers to the joint venture during 2014.

Cost of Sales. For the three months ended March 31, 2015, cost of sales were $578,897, a decrease of $42,011, or 7%, compared to $620,908 for the three months ended March 31, 2014.  The decrease in cost of sales is the result of a decrease in revenue. DSC's gross margin is 40% for the three months ended March 31, 2015 as compared to 40% for the three months ended March 31, 2014.

Operating Expenses.   For the three months ended March 31, 2015, operating expenses were $527,866, a decrease of $22,164, or 4%, as compared to $550,030 for the three months ended March 31, 2014. The majority of the decrease in operating expenses for the three months ended March 31, 2015 is a result of decrease in salaries. Executive salaries expense decreased $32,597 to $57,610 for the three months ended March 31, 2015 as compared to $90,207 for the three months ended March 31, 2014.

Other Income (Expense).  Interest income for the three months ended March 31, 2015 decreased $6 to $1 from $7 for the three months ended March 31, 2015. Interest expense (including amortization of debt discount) for the three months ended March 31, 2015 increased $34,486 to $73,972 from $34,486 for the three months ended March 31, 2014. Income on the investment in joint venture at equity, increased $51,500 from 2014, which was attributable to the assignment of customers in 2014.

Net Loss.   Net loss for the three months ended March 31, 2015 was ($171,101) an increase of $3,647, or 2%, as compared to net loss of ($167,454) for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business.  DSC has been funded by Mr. Charles M Piluso, DSC’s Chief Executive Officer and largest shareholder combined with private placements of DSC’s common stock. DSC has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund DSC on an as needed basis.  In 2015, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services with our asset acquisition of SafeData.

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

During the three months ended March 31, 2015 the Company’s cash decreased $68,632 to $41,816, from $110,448 at December 31, 2014. Net cash of ($94,727) was used in the Company’s operating activities and cash of $0 was used in investing activities. Net cash of $26,095 was provided by the Company’s financing activities, primarily due to the issuance of convertible debt.

The Company's working capital deficit was $2,362,374 at March 31, 2015, decreasing $189,015 or 7% from $2,551,389 at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the three months ended March 30, 2015 and three months ended March 31, 2014, DSC had interest including amortization of debt discounts and expense, net of interest income, of approximately $39,479 and $31,762, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2015, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no equity securities sold by the Company or any repurchases by the Company during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 13, 2015, Charles Piluso and the Company entered into a letter agreement whereby the maturity date of the Promissory Note dated February 28, 2014 in the principal amount of $100,000 was extended to May 6, 2016.

On May 13, 2015, John F. Coghlan and the Company entered into a letter agreement whereby the maturity date of the Promissory Note dated February 28, 2014 in the principal amount of $100,000 was extended to May 6, 2016.

On May 13, 2015, Clifford Stein and the Company entered into a letter agreement whereby the maturity date of the Promissory Note dated January 31, 2012 in the principal amount of $500,000 was extended to May 6, 2016.

Item 6. Exhibits

(a)   Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248).
4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 15, 2015	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

