Form 10-Q
period 2015-06-30
Data Storage Corp
filed 2015-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of August 13, 2015 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2015

PART I

ITEM 1. Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$56,650	$110,448
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2015 and $15,000 in 2014)	253,416	114,556
Prepaid expenses and other current assets	129,901	118,768
Total Current Assets	439,967	343,772

Property and Equipment:
Property and equipment	3,889,799	3,889,799
Less—Accumulated depreciation	(3,403,184)	(3,188,418)
Net Property and Equipment	486,615	701,381

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loan	100,100	76,100
Other assets	6,060	5,610
Intangible assets, net	365,750	449,276
Investment in joint venture – at equity	11,046	15,699
Total Other Assets	2,684,784	2,748,513

Total Assets	3,611,366	3,793,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	976,665	741,397
Revolving credit facility	100,292	100,292
Due to related party	—	245,601
Dividend payable	463,872	417,060
Deferred revenue	408,845	470,267
Leases payable	227,243	220,544
Note payable – Enterprise Bank	350,000	—
Convertible debt – related parties net of discount	780,000	700,000
Total Current Liabilities	3,306,917	2,895,161

Deferred rental obligation	925	598
Due to officer	—	1,065,762
Leases payable	453,637	568,959
Note payable – Enterprise Bank	—	350,000
Convertible debt – related parties	1,311,363	—
Total Long Term Liabilities	1,765,925	1,985,319

Total Liabilities	5,072,842	4,880,480

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period, respectively	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding	36,588	36,588
Additional paid in capital	12,728,066	12,678,811
Accumulated deficit	(14,227,532)	(13,803,615)
Total Stockholders’ Deficit	(1.461,476)	(1,086,814)
Total Liabilities and Stockholders’ Deficit	$3,611,366	$3,793,666

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$1,099,683	$1,004,477	$2,057,817	$2,052,135

Cost of sales	673,568	538,663	1,252,464	1,146,266

Gross Profit	426,115	465,814	805,353	905,869

Selling, general and administrative	503,006	631,966	1,030,872	1,199,997

Loss from Operations	(76,891)	(166,152)	(225,519)	(294,128)

Other Income (Expense)
Interest income	1	17	1	25
Interest expense	(72,962)	(36,770)	(146,934)	(76,256)
Net gain(loss) on equity method investment	(56,152)	19,538	(4,653)	19,538
Total Other Income (Expense)	(129,113)	(17,215)	(151,586)	(56,693)

Loss before provision for income taxes	(206,004)	(183,367)	(377,105)	(350,821)

Provision for income taxes	—	—	—	—

Net Loss	(206,004)	(183,367)	(377,105)	(350,821)

Preferred Stock Dividends	(23,697)	(21,224)	(46,812)	(41,710)

Net Loss Attributable to Common Stockholders	$(229,701)	$(204,591)	$(423,917)	$(392,531)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,125,845	36,588,240	36,125,845

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(377,105)	$(350,821)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	298,292	352,660
Amortization of debt discount	—	11,901
Non cash interest expense	103,134	63,185
Deferred compensation	—	4,913
Net (gain) loss on equity method investment	4,653	(19,538)
Stock based compensation	49,254	69,627
Changes-in Assets and Liabilities:
Accounts receivable	(138,860)	(25,845)
Other assets	(450)	1,146
Prepaid expenses and other current assets	(11,132)	133,567
Employee loan	(24,000)	(10,370)
Accounts payable and accrued expenses	132,134	(159,990)
Deferred revenue	(61,422)	(81,485)
Deferred rent	327	(5,187)
Due to related party	—	21,864
Net Cash (Used in) Provided by Operating Activities	(25,175)	5,627

Cash Flows from Financing Activities:
Issuance of convertible debt	80,000	—
Proceeds from convertible debt	—	—
Repayments of capital lease obligations	(108,623)	(5,477)
Repayment of contingent consideration	—	(6,204)
Advances from officer	—	126,489
Net Cash (Used in) Provided by Financing Activities	(28,623)	114,808

Increase (Decrease) in Cash and Cash Equivalents	(53,798)	120,435

Cash and Cash Equivalents, Beginning of Period	110,448	87,675

Cash and Cash Equivalents, End of Period	$56,650	$208,110
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$43,800	$13,071
Cash paid for income taxes	$—	$—

Non cash investing and financing activities:
Accrual of preferred stock dividend	$46,812	$41,710
Conversion of due to related party to convertible debt	$245,601	$—
Conversion of due to officer to convertible debt	$1,065,762	$—
Acquisition of equipment under capital lease	$—	$30,270

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2015, the Company has generated revenues of $2,057,817 but has incurred a net loss attributable to common shareholders of $423,917. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees. The Company has stock based incentives for consultants and employees that over achieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Data Storage Corporation, a Delaware Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2015 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase, of three months or less to be cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company’s customers are primarily concentrated in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information.

For the three and six months ended June 30, 2015 and 2014 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2015, the Company had a full valuation allowance against its deferred tax assets.

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and has performed qualitative assessments since that date.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $25,639 and $44,197 for advertising costs for the six months ended June 30, 2015 and 2014, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2015 include 6,221,222 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2015	December 31, 2014
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	23,861
Computer hardware and software	91,687	91,687
Data center equipment	946,341	946,341
	3,889,799	3,889,799
Less: Accumulated depreciation	3,403,184	3,188,418
Net property and equipment	$486,615	$701,381

Depreciation expense for the six months ended June 30, 2015 and 2014 was $214,766 and $232,895, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2015
	Estimated Life In Years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	—
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	—
Intangible assets subject to amortization
Customer list	5 - 15	897,274	825,792
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,087,939

Total Goodwill and Intangible Assets		$3,655,517	$1,087,939

Scheduled amortization over the next five years as follows:

For The Twelve Months Ending June 30,
2015	$30,635
2016	30,635
2017	10,212
Total	$71,482

Amortization expense for the six months ended June 30, 2015 and 2014 was $83,526 and $119,765 respectively.

Note 5 – Investment in Joint Venture Under the Equity Method

The Company has a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC who provides infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment during 2013 and concluded that this is a variable interest entity and the Company is not the primary beneficiary. Secure Infrastructure & Services, LLC’s fiscal year end is December 31.

The following presents unaudited summary financial information for Secure Infrastructure & Services, LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

June 30, 2015

Current assets	$211,220
Non-current assets	$60,280
Current liabilities	$252,170
Members’ equity	$19,330

The investment balance carried on the Company’s balance sheet amounts to $11,046 as of June 30, 2015.

Six Months Ended June 30, 2015

Net sales	$782,559
Gross profit	$266,321
Operating expenses	$275,627
Net income(loss)	$(9,306)

The Company’s share of the net loss from Secure Infrastructure & Services, LLC for the three and six months ended June 30, 2015 was $56,152 and $4,653, respectively.

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

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2015	$742,090
Less amount representing interest	(61,210)
Total obligations under capital leases	680,880
Less current portion of obligations under capital leases	(227,243)
Long-term obligations under capital leases	$453,637

Long-term obligations under capital leases at June 30, 2015 mature as follows:

For the Twelve Months Ending June 30,
2016	$227,243
2017	241,259
2018	212,378
$680,880

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,603,461
Less: accumulated depreciation	1,309,127
$294,334

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, or 3.75% at June 30, 2015, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of June 30, 2015, the Company owed $100,292 under this agreement.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY called for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year in 2014 to extend through June 30, 2015 at the rate of $6,617 per month. This lease was renewed again in 2015 for another additional year through June 30, 2016 at a rate of $6,773 per month. The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1st 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending June 30,
2016	$124,968
2017	28,568
2018	29,520
2019	17,220
$200,276

Rent expense for the six months ended June 30, 2015 and June 30, 2014 was $65,230 and $57,463 respectively.

Other Leases

The Company currently leases data centers in Westbury, NY and Waltham, MA.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the current contract expires January 31, 2019.

Note 8 - Related Party Transactions

In 2014, the Company paid a monthly rent expense for a data center in NY of $1,500, to a partnership owned by Mr. Piluso. For the three months ended June 30, 2014, the rent expense was $4,500. The Company stopped using this facility in December 2014. The Company owed $245,601 to this related party at December 31, 2014. In 2015, the Company converted this to convertible debt (see Note 9).

Charles Piluso, CEO from time to time advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 the Company owed Mr. Piluso $1,065,792 for such advances. In February 2015, the Company converted the $1,065,762 to convertible debt (see Note 9).

Note 9 – Convertible Debt

Related Party

On January 31, 2012 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $170,548 and is in arrears on its interest payments. On May 13, 2015, the maturity date was extended to May 6, 2016.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%. Interest is payable quarterly through the maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. The note is convertible into common stock at $0.15 per share. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $25,575. On May 13, 2015, the maturity date was extended to May 6, 2016.

On August 9, 2013, the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%. Interest is payable quarterly through the maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $21,164. On May 13, 2015, the maturity date was extended to May 6, 2016.

Effective January 1, 2015, the Company entered into $1,189,439 convertible promissory note with Charles Piluso, CEO of the company. This was issued to convert debt that is owed to him and 875 Merrick LLC. The note carries interest at 10%. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $58,657.

Effective January 1, 2015, the Company entered into a $121,924 convertible promissory note with Charles Piluso, CEO of the company. This was issued to convert debt that is owed to him and 875 Merrick LLC. The note carries interest of 10%. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $6,440.

On February 19, 2015 the Company entered into a $80,000 convertible promissory note with Charles Piluso, CEO of the Company and carries interest at 10%. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $4,373.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,235,599 options outstanding under this plan as of June 30, 2015.

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

There are 3,985,623 options outstanding under this plan as of June 30, 2015. There were 1,154,854 shares available for future grants under the plans.

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2015	6,280,560	$0.02 - 0.46	$0.27
Options Granted	—	—	—
Options Exercised	—	—	—
Options Expired	(59,339)	0.15	0.15
Options Outstanding at June 30, 2015	6,221,222	$0.02 - 0.41	$0.27

Options Exercisable at June 30, 2015	5,845,245	0.02 - 0.41	$0.25

Share-based compensation expense for options totaling $49,256 and $74,540 was recognized in our results for the six months ended June 30, 2015 and 2014, respectively is based on awards vested.

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

As of June 30, 2015, there was $159,497 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2015	133,334	$0.01-0.02	$0.01
Warrants Granted	—	—	—
Warrants Exercised	—	—	—
Warrants Cancelled	—	—	—
Warrants Outstanding at June 30, 2015	133,334	0.01 - 0.02	0.01

Warrants Exercisable at June 30, 2015	133,334	0.01 - 0.02	0.01

Note 12 - Litigation

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County, by Richard Rebetti, the Company’s former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

Note 13 – Subsequent Events

On July 1, 2015, an employee of the Company, Stephen Catanzano was newly appointed corporate secretary. Prior to this appointment, Mr. Catanzano had an employee loan with the Company and they are in the process of finalizing a repayment plan that will comply with the Sarbanes-Oxley Section 402.

On July 6, 2015, Hal Schwartz was appointed to serve as a director of the Company

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Net Sales.  Net sales for the three months ended June 30, 2015 were $1,099,683, an increase of $95,206, or 10%, compared to $1,004,477 for the three months ended June 30, 2014. The increase is attributable to an increase in professional services.

Cost of Sales. For the three months ended June 30, 2015, cost of sales were $673,568, an increase of $134,905, or 25%, compared to $538,663 for the three months ended June 30, 2014.  The increase in cost of sales is the result of a increase in infrastructure services. DSC’s gross margin is 39% for the three months ended June 30, 2015 as compared to 46% for the three months ended June 30, 2014.

Operating Expenses.   For the three months ended June 30, 2015, operating expenses were $503,006, a decrease of $128,960, or 20%, as compared to $631,966 for the three months ended June 30, 2014. The majority of the decrease in operating expenses for June 30, 2015 is a result of a decrease in salaries. Sales salaries expense decreased $46,399 to $20,023 for the three months ended June 30, 2015 as compared to $66,422 for the three months ended June 30, 2014. Professional fees expenses decreased $19,869 to $62,289 for the three months ended June 30, 2015 as compared to $82,158 for the three months ended June 30, 2014. Bad expense decreased $57,023 to $0 for the three months ended June 30, 2015 as compared to $57,023 for the three months ended June 30, 2014.

Other Income (Expense).  Interest income for the three months ended June 30, 2015 decreased $16 to $1 from $17 for the three months ended June 30, 2014. Interest expense (including amortization of debt discount) for the three months ended June 30, 2015 increased $36,192 to $72,962 from $36,770 for the three months ended June 30, 2014. Income on the investment in joint venture at equity, decreased $75,691 to a loss of $4,653 from a gain of $19,538 in 2014, which was attributable to an increase in cost of sales in 2015.

Net Loss.   Net loss for the three months ended June 30, 2015 was ($206,004) an increase of $22,637, or 12%, as compared to a net loss of ($183,367) for the three months ended June 30, 2014.

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Net Sales.  Net sales for the six months ended June 30, 2015 were $2,057,817, an increase of $5,682, or 3%, compared to $2,052,135 for the six months ended June 30, 2014. The increase is attributable to an increase in professional services.

Cost of Sales. For the six months ended June 30, 2015, cost of sales were $1,252,464, an increase of $106,198, or 9%, compared to $1,146,266 for the six months ended June 30, 2014.  The increase in cost of sales is the result of an increase in infrastructure services. DSC’s gross margin is 39% for the six months ended June 30, 2015 as compared to 44% for the six months ended June 30, 2014.

Operating Expenses. For the six months ended June 30, 2015, operating expenses were $1,030,872, a decrease of $169,125, or 14%, as compared to $1,199,997 for the six months ended June 30, 2014. The majority of the decrease in operating expenses for the six months ended June 30, 2015 is a result of a decrease in salaries. Sales salaries expense decreased $107,286 to $41,239 for the six months ended June 30, 2015 as compared to $148,525 for the six months ended June 30, 2014. Executive salaries expense decreased $26,148 to $114,971 for the six months ended June 30, 2015 as compared to $141,119 for the six months ended June 30, 2014. Bad expense decreased $57,023 to $0 for the six months ended June 30, 2015 as compared to $57,023 for the six months ended June 30, 2014.

Other Income (Expense).  Interest income for the six months ended June 30, 2015 decreased $24 to $1 from $25 for the six months ended June 30, 2014. Interest expense (including amortization of debt discount) for the six months ended June 30, 2015 increased $70,678 to $146,934 from $76,256 for the six months ended June 30, 2014. Income on the investment in joint venture at equity, decreased $24,191 to a loss of $4,653 from a gain of $19,538 in 2014, which was attributable to an increase in cost of sales in 2015.

Net Loss.   Net loss for the six months ended June 30, 2015 was ($377,105) a decrease of $26,284, or 7%, as compared to net loss of ($350,821) for the six months ended June 30, 2014.

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

During the six months ended June 30, 2015 the Company’s cash decreased $53,798 to $56,650, from $110,448 at December 31, 2014. Net cash of ($25,175) was used in the Company’s operating activities and cash of $0 was used in investing activities. Net cash of ($28,623) was provided by the Company’s financing activities, primarily due to the repayment of lease obligations and the issuance of $80,000 of convertible debt.

The Company’s working capital deficit was $2,866,950 at June 30, 2015, decreasing $73,571 or 2.5% from $2,940,521at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2015 and six months ended June 30, 2014, DSC had interest including amortization of debt discounts and expense, net of interest income, of $146,934 and $72,448, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2015, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court,  Nassau County, by Richard Rebetti, the Company’s former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Index No. 14-2504, Rebetti asserts claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company intends to vigorously defend against this action and believes that it has counterclaims against Rebetti, and intends to interpose same in the action.

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

There were no defaults upon senior securities during the period ended June 30, 2015.

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

On July 1, 2015, an employee of the Company, Stephen Catanzano was appointed as corporate secretary.

On July 6, 2015, Hal Schwartz was appointed to serve as a director of the Company.

There is no understanding or arrangement between Mr. Schwartz and any other person pursuant to which he was appointed as a director.  Mr. Schwartz does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director.  Mr. Schwartz has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he is responsible for the strategic direction of the company, operations, business development, and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading Incorporated, a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

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

DATA STORAGE CORPORATION

Date: August 14, 2015	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

