Form 10-Q
period 2015-09-30
Data Storage Corp
filed 2015-11-16
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of November 16, 2015 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

September 30, 2015

PART I

ITEM 1. Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$38,085	$110,448
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2015 and $15,000 in 2014)	138,270	114,556
Prepaid expenses and other current assets	266,075	118,768
Total Current Assets	442,430	343,772

Property and Equipment:
Property and equipment	3,904,242	3,889,799
Less—Accumulated depreciation	(3,509,696)	(3,188,418)
Net Property and Equipment	394,546	701,381

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loan	85,800	76,100
Other assets	6,060	5,610
Intangible assets, net	358,092	449,276
Investment in joint venture – at equity	42,671	15,699
Total Other Assets	2,694,451	2,748,513

Total Assets	3,531,427	3,793,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,028,154	741,397
Revolving credit facility	90,292	100,292
Due to related party	—	245,601
Dividend payable	488,166	417,060
Deferred revenue	443,362	470,267
Leases payable	235,374	220,544
Note payable – Enterprise Bank	350,000	—
Convertible debt – related parties	780,000	700,000
Total Current Liabilities	3,415,348	2,895,161

Deferred rental obligation	1,088	598
Due to officer	—	1,065,762
Leases payable	403,252	568,959
Note payable – Enterprise Bank	—	350,000
Convertible debt – related parties	1,311,363	—
Total Long Term Liabilities	1,715,703	1,985,319

Total Liabilities	5,131,051	4,880,480

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding	36,588	36,588
Additional paid in capital	12,752,694	12,678,811
Accumulated deficit	(14,390,308)	(13,803,615)
Total Stockholders’ Deficit	(1,599,624)	(1,086,814)
Total Liabilities and Stockholders’ Deficit	$3,531,427	$3,793,666

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$930,686	$1,014,129	$2,988,503	$3,066,263

Cost of sales	612,916	535,392	1,865,380	1,681,658

Gross Profit	317,770	478,737	1,123,123	1,384,605

Selling, general and administrative	415,984	574,047	1,446,856	1,774,044

Loss from Operations	(98,214)	(95,310)	(323,733)	(389,439)

Other Income (Expense)
Interest income	1	18	2	42
Interest expense	(71,893)	(62,333)	(218,828)	(138,589)
Net gain on equity method investment	31,625	1,057	26,972	20,595
Total Other Income (Expense)	(40,267)	(61,258)	(191,854)	(117,952)

Loss before provision for income taxes	(138,481)	(156,568)	(515,587)	(507,391)

Provision for income taxes	—	—	—	—

Net Loss	(138,481)	(156,568)	(515,587)	(507,391)

Preferred Stock Dividends	(24,294)	(22,215)	(71,106)	(63,925)

Net Loss Attributable to Common Stockholders	$(162,775)	$(178,783)	$(586,693)	$(571,316)

Loss per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,135,897	36,588,240	36,129,220

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(515,587)	$(507,391)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	412,462	512,916
Amortization of debt discount	—	13,785
Non cash interest expense	158,673	56,877
Deferred compensation	—	6,982
Loan impairment	18,300	—
Net (gain) on equity method investment	(26,972)	(20,595)
Stock-based compensation	73,883	104,441
Changes in Assets and Liabilities:
Accounts receivable	(23,714)	(18,164)
Other assets	(450)	(802)
Prepaid expenses and other current assets	(147,307)	30,621
Employee loan	(28,000)	(18,370)
Accounts payable and accrued expenses	128,084	(38,019)
Deferred revenue	(26,905)	(180,896)
Deferred rent	490	(4,752)
Due to related party	—	32,108
Net Cash (Used in) Provided by Operating Activities	22,957	(31,259)

Cash Flows from Financing Activities:
Issuance of convertible debt	80,000	—
Repayments of capital lease obligations	(165,320)	(57,792)
Repayments of revolving credit facility	(10,000)	—
Repayment of contingent consideration	—	(6,204)
Advances from officer	—	132,584
Net Cash (Used in) Provided by Financing Activities	(95,320)	68,588

Increase (Decrease) in Cash and Cash Equivalents	(72,363)	37,329

Cash and Cash Equivalents, Beginning of Period	110,448	87,675

Cash and Cash Equivalents, End of Period	$38,085	$125,004

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$44,334	$40,865
Cash paid for income taxes	$—	$—

Non cash investing and financing activities:
Accrual of preferred stock dividend	$71,106	$63,295
Cashless exercise of stock options	—	462
Conversion of due to related party to convertible debt	$245,601	$—
Conversion of due to officer to convertible debt	$1,065,762	$—
Acquisition of equipment under capital lease	$14,443	$30,271

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors.

DSC derives revenues from long term subscription services and professional services related to the implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009,the Company’s revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions and protecting information for our clients. In 2010, DSC expanded its solutions based on the asset acquisition of SafeData. In 2012, DSC continued to assimilate organizations, expanded its technology as well as its technical group and positioned the new organization for growth. In October 2012, DSC purchased the software and assets of Message Logic.

DSC maintains equipment for cloud storage and cloud computing in our data centers in Illinois, Massachusetts, Rhode Island, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. DSC’s network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2015, the Company has generated revenues of $2,988,503 but has incurred a net loss attributable to common shareholders of $586,693. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees. The Company has stock-based incentives for consultants and employees that over achieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2015 approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the three and nine months ended September 30, 2015 and 2014 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2015, the Company had a full valuation allowance against its deferred tax assets.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $27,325 and $71,394 for advertising costs for the nine months ended September 30, 2015 and 2014, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2015 include 6,221,222 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30, 2015	December 31, 2014
Storage equipment	$2,205,243	$2,205,243
Website and software	622,667	622,667
Furniture and fixtures	23,861	23,861
Computer hardware and software	91,687	91,687
Data center equipment	960,784	946,341
	3,904,242	3,889,799
Less: Accumulated depreciation	3,509,696	3,188,418
Net property and equipment	$394,546	$701,381

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $321,278 and $348,287, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30, 2015
	Estimated Life In Years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	—
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	—
Intangible assets subject to amortization
Customer list	5 - 15	897,274	833,450
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,095,597

Total Goodwill and Intangible Assets		$3,655,517	$1,095,597

Scheduled amortization over the next five years as follows:

For The Twelve Months Ending September 30,
2016	$30,635
2017	30,635
2018	2,554
Total	$63,824

Amortization expense for the nine months ended September 30, 2015 and 2014 was $91,184 and $164,629 respectively.

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

September 30, 2015

Current assets	$311,477
Non-current assets	$52,279
Current liabilities	$281,175
Members’ equity	$82,581

The investment balance carried on the Company’s balance sheet amounts to $42,671 as of September 30, 2015.

Nine months Ended September 30, 2015

Net sales	$1,264,040
Gross profit	$863,220
Operating expenses	$346,876
Net income(loss)	$53,944

The Company’s share of the net income from Secure Infrastructure & Services, LLC for the nine months ended September 30, 2015 was $26,972.

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

On July 10, 2015 the Company entered into a lease with Systems Trading, Inc. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2015	$690,474
Less amount representing interest	(51,848)
Total obligations under capital leases	638,626
Less current portion of obligations under capital leases	(235,374)
Long-term obligations under capital leases	$403,252

Future obligations under capital leases at September 30, 2015 mature as follows:

For the Twelve Months Ending September 30,
2016	$235,374
2017	249,745
2018	153,507
$638,626

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,617,904
Less: accumulated depreciation	1,335,624
$282,280

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, or 3.75% at September 30, 2015, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of September 30, 2015, the Company owed $90,292 under this agreement.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY called for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year in 2014 to extend through September 30, 2015 at the rate of $6,617 per month. This lease was renewed again in 2015 for another additional year through September 30, 2016 at a rate of $6,773 per month. The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending September 30,
2016	$105,641
2017	28,976
2018	29,520
2019	9,840
$173,977

Rent expense for the nine months ended September 30, 2015 and September 30, 2014 was $98,077 and $91,640 respectively.

Other Leases

The Company currently leases data centers in Westbury, NY and Waltham, MA.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the current contract expires January 31, 2019.

Note 8 - Related Party Transactions

In 2014, the Company paid a monthly rent expense for a data center in NY of $1,500, to a partnership owned by Mr. Piluso. For the three months ended September 30, 2014, the rent expense was $4,500. The Company stopped using this facility in December 2014. The Company owed $245,601 to this related party at December 31, 2014. In 2015, the Company converted this to convertible debt (see Note 9).

The Company’s CEO, from time to time, advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 the Company owed Mr. Piluso $1,065,792 for such advances. In February 2015, the Company converted the $1,065,762 to convertible debt (see Note 9).

Note 9 – Convertible Debt

Related Party

On January 31, 2012, the Company issued into a $500,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.85 per share and carries interest at 10% per annum. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $183,288 and is in arrears on its interest payments. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On February 28, 2013 the Company issued a $100,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.15 per share and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year that it remains in default. DSC has accrued interest on this note totaling $28,123. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On August 9, 2013, the Company issued a $100,000 convertible promissory note to the CEO of the Company in consideration of a loan in the amount of $100,000. The convertible promissory note is convertible into shares of common stock of the Company at $0.15 and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this note, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $23,712. On May 13, 2015, the maturity date was extended to May 6, 2016.

Effective January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $88,694.

Effective January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $9,547.

On February 19, 2015 the Company issued a $80,000 convertible promissory note to the the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $6,411.

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

Common Stock Options

2008 Equity Incentive Plan

In October 2008, the Company’s board of directors (the “Board”) adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board. Awards may be granted pursuant to the 2008 Plan for 10 years from the date the Board approved the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board. From time to time, we may issue awards pursuant to the 2008 Plan.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including five year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,235,599 options outstanding under this plan as of September 30, 2015.

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

There are 3,985,623 options outstanding under this plan as of September 30, 2015. There were 1,154,854 shares available for future grants under the plan.

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2015	6,280,560	$0.02 - 0.46	$0.27
Options Granted	—	—	—
Options Exercised	—	—	—
Options Expired	(59,338)	0.02	0.02
Options Outstanding at September 30, 2015	6,221,222	$0.02 - 0.41	$0.27

Options Exercisable at September 30, 2015	5,912,562	0.02 - 0.41	$0.28

Share-based compensation expense for options totaling $73,833 and $111,423 was recognized in the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, there was $133,027 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2015	133,334	$0.01-0.02	$0.01
Warrants Granted	—	—	—
Warrants Exercised	—	—	—
Warrants Cancelled	—	—	—
Warrants Outstanding at September 30, 2015	133,334	0.01 - 0.02	0.01

Warrants Exercisable at September 30, 2015	133,334	0.01 - 0.02	0.01

Note 12 - Litigation

The Company has been named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County, by Richard Rebetti, the Company’s former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Rebetti asserted claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees. This litigation has been settled in accordance with a confidential agreement and a stipulation of discontinuance has been filed.

Note 13 – Subsequent Events

On October 16, 2015, the Company’s Board of Directors approved and authorized the issuance of 69,240 stock options to a vendor. The options are exercisable at $0.65 per share for a period of 10 years. The Board also approved a compensation plan for Stephen Catanzano providing for certain cash and equity compensation subject to certain M&A milestones being met.

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

Company Overview

DSC is focused on infrastructure, disaster recovery and analytics. Our mission:  Protecting our client’s data, ensuring their business continuity, assisting in their compliance requirements and giving our clients better control over their information.  We continue to stay on top of this dynamic industry with new solutions and services.  Today, the Company owns intellectual property with our email archival and data analysis software, Message Logic.  We provide recovery clouds for managed service providers, so that these companies can enter the industry of providing disaster recovery and nusiness continuity solutions at a lower entry point. Our IBM solutions continue to grow with our newly formed joint venture, Secure Infrastructure and Services LLC, leading the way for infrastructure as a service on IBM’s Power i systems.

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

DSC derives its revenues from the sale and subscription of services and solutions DSC has equipment in several technical centers located in New York Metro, Boston, Chicago and New Jersey.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. DSC’s mission is to provide a high level of service to organizations that need to ensure that their data is intact and available upon demand.

DSC varies the use of its resources, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATIONS

For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Net Sales.  Net sales for the three months ended September 30, 2015 were $930,686, a decrease of $83,443, or 8.2%, as compared to $1,014,129 for the three months ended September 30, 2014. The decrease is attributable to a decrease in infrastructure revenue.

Cost of Sales. For the three months ended September 30, 2015, cost of sales were $612,916, an increase of $77,524, or 14.5%, compared to $535,392 for the three months ended September 30, 2014.  The increase in cost of sales is the result of an increase in infrastructure services. DSC’s gross margin is 34.1% for the three months ended September 30, 2015 as compared to 47.2% for the three months ended September 30, 2014.

Operating Expenses.   For the three months ended September 30, 2015, operating expenses were $415,984, a decrease of $158,063, or 27.5%, as compared to $574,047 for the three months ended September 30, 2014. The majority of the decrease in operating expenses for September 30, 2015 is a result of a decrease in salaries. Sales salaries expense decreased $37,939 to $11,781 for the three months ended September 30, 2015 as compared to $49,720 for the three months ended September 30, 2014. Management salaries decreased $60,463 to $47,233 for the three months ended September 30, 2015 as compared to $107,696 for the three months ended September 30, 2014.

Other Income (Expense).  Interest income for the three months ended September 30, 2015 decreased $17 to $1 from $18 for the three months ended September 30, 2014. Interest expense (including amortization of debt discount) for the three months ended September 30, 2015 increased $9,560 to $71,893 from $62,333 for the three months ended September 30, 2014. Income on the investment in joint venture at equity, increased $30,568 to a gain of $31,625 from a gain of $1,057 in 2014, which was attributable to an increase in sales in 2015.

Net Loss.   Net loss for the three months ended September 30, 2015 was ($138,481) a decrease of $18,087, or 11.6%, as compared to a net loss of ($156,568) for the three months ended September 30, 2014.

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Net Sales.  Net sales for the nine months ended September 30, 2015 were $2,988,503, a decrease of $77,760, or 2.5%, compared to $3,066,263 for the nine months ended September 30, 2014. The decrease is attributable to a decrease in infrastructure revenue.

Cost of Sales. For the nine months ended September 30, 2015, cost of sales were $1,865,380, an increase of $183,722, or 10.9%, compared to $1,681,658 for the nine months ended September 30, 2014.  The increase in cost of sales is the result of an increase in infrastructure services. DSC’s gross margin is 37.6% for the nine months ended September 30, 2015 as compared to 45.2% for the nine months ended September 30, 2014.

Operating Expenses.   For the nine months ended September 30, 2015, operating expenses were $1,446,856, a decrease of $327,188, or 18.4%, as compared to $1,774,044 for the nine months ended September 30, 2014. The majority of the decrease in operating expenses for the nine months ended September 30, 2015 is a result of a decrease in salaries. Sales salaries expense decreased $145,225 to $53,021 for the nine months ended September 30, 2015 as compared to $198,246 for the nine months ended September 30, 2014. Management salaries expense decreased $58,418 to $238,170 for the nine months ended September 30, 2015 as compared to $296,588 for the nine months ended September 30, 2014. Advertising expense decreased $44,069 to $27,325 for the nine months ended September 30, 2015 as compared to $71,394 for the nine months ended September 30, 2014.

Other Income (Expense).  Interest income for the nine months ended September 30, 2015 decreased $40 to $2 from $42 for the nine months ended September 30, 2014. Interest expense (including amortization of debt discount) for the nine months ended September 30, 2015 increased $80,239 to $218,828 from $138,589 for the nine months ended September 30, 2014. Income on the investment in joint venture at equity, increased $6,377 to a gain of $26,972 from a gain of $20,595 in 2014, which was attributable to an increase in sales in 2015.

Net Loss.   Net loss for the nine months ended September 30, 2015 was $515,587 an increase of $8,196, or 1.6%, as compared to net loss of $507,391 for the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2015 the Company’s cash decreased $72,363 to $38,085, from $110,448 at December 31, 2014. Net cash of 22,957 was provided by the Company’s operating activities and cash of $0 was used in investing activities. Net cash of $95,320 was used in the Company’s financing activities, primarily due to the repayment of lease obligations and the issuance of $80,000 of convertible debt.

The Company’s working capital deficit was $2,972,918 at September 30, 2015, increasing $421,529 or 16.5% from $2,551,389 at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on DSC’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2015 and nine months ended September 30, 2014, DSC had interest expense including amortization of debt discounts and expense, net of interest income, of $191,853 and $138,547, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2015, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

There were no defaults upon senior securities during the period ended September 30, 2015.

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

On July 1, 2015, an employee of the Company, Stephen Catanzano, was appointed as corporate secretary.

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

Item 6. Exhibits

(a) Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248).
4.9	10% Convertible Promissory Note due April 30, 2014 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: November 16, 2015	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

