Form 10-K
period 2015-12-31
Data Storage Corp
filed 2016-03-30
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,594,243.

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

The number of shares of the registrant’s common stock outstanding as of March 30, 2016 was 36,588,240.

Data Storage Corporation

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Overview

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

Data Storage Corporation (“DSC” or “the Company”) is focused on our infrastructure, disaster recovery and email archival and compliance solutions. Our mission:  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their digital information.  We continue to stay on top of this dynamic industry with new solutions and services.  The Company owns intellectual property with our proprietary email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems for the past two years.

DSC is a 15 year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance for compliance officer alerts and e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations.

Headquartered in Garden City, NY, with officers in New York City and Providence, Rhode Island, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy

DSC derives revenues from long-term subscription and professional services contracts related to the implementation of solutions that provide protection of critical computerized data. In 2009, revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and cloud disaster recovery solutions, protecting information for our clients. In 2010, we expanded our solutions based on the asset acquisition of SafeData, a provider of disaster recovery and business continuity for IBM’s mid-range servers, Power i. In 2013, we continued to assimilate organizations, expanded our technology, as well as our technical group and positioned the new organization for growth.  In October 2012, we purchased the software and assets of Message Logic, an email archival and compliance software. We deliver our solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet from data centers in various states in the U.S.

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

We continue to believe that the opportunity exists today to acquire and consolidate synergetic companies in this fragmented industry. This strategy will enable DSC to create an international presence and a recognizable premiere brand. The roll up of these technical consulting companies and system integrators will also form a powerful distribution channel for both our current and future service offerings.

DESCRIPTION OF SERVICES AND SOLUTIONS

DSC’s core competencies are the following: Email Archival and Data Analysis, Data Vaulting, Virtual Disaster Recovery and High Availability for Intel and IBM infrastructures. DSC has entered in agreements to provide solutions Microsoft 365 and Hosted Email in 2016.

BUSINESS CONTINUITY SOLUTION: The Recovery Cloud:

DSC offers a fully automated service designed to reduce the overall costs associated with backup and recovery of application and file servers that enables organizations to centralize and streamline their data protection process. Business-critical data can be backed up any time while servers are up and running.

The essence of data backup is the scheduled movement of “point-in-time” snapshots of data across a network to a remote location.  DSC’s disk-to-disk backup and recovery solution is reliable and easy-to-use.  As part of this service, DSC offers Continuous Data Protection (“CDP”), delta block processing, data de-duplication and large volume protection.

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

Disaster Recovery for Intel Windows and IBM Power i

Organizations may not require real-time recovery.  For those with recovery time objectives of 10 hours or less, DSC’s Disaster Recovery subscription-based service is a viable option requiring little or no initial capital expenditure.

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

High Availability / Replication for both Windows and IBM Power i

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

Cloud Based IBM Power i IaaS:

A fully managed service, offering “capacity on demand” for IBM Power Systems (AS400/IBM i, AIX) and Windows based applications. This infrastructure as a service is secure and reliable solution for enterprises. IBM iSeries infrastructure is provided through our Joint Venture, Secure Infrastructure and Services, LLC.  IBM Power i servers are turned up in hours instead of weeks and on demand.  Distributed through our partnership network.

Message Logic

Email Archival, compliance & analytics*: Services designed to keep email and message content safe, secure and accessible with powerful, cost-efficient email and IM archiving, monitoring and retrieval that is flexible, scalable and dependable.

Our MLArchiver has taken email archiving to a new level by combining archiving with advanced analytics. We deliver our technology as the only certified VMware Ready software, and cloud enabled software with partners such as Amazon Web Services, Windows Azure and NASDAQ OMX. We turn all emails into searchable records to meet regulatory and legal search needs and work with companies in all industries including K-12, local government, finance and healthcare which have strict regulatory requirements to archive and produce emails when requested. Our combined analytic engine also identifies potential problems and concerns for management and can alert them and the sender of a possible issue. This has become a major advantage for businesses that handle personal and confidential information such as social security numbers or HR concerns. Emails are introduced as evidence in nearly all court cases and are very often cited in the media. Having a system to manage emails as records with integrity has become a critical function for all organizations.

Benefit of MLArchiver

Ease of Use, Affordable

●	Intuitive design for ease of use; yet the features are advanced and powerful.

Records Management

●	Good record keeping is essential for any organization. MLArchiver captures all emails; full-text indexes the message and attachment, applies retention policies and turns emails into non-alterable records.

Regulatory & Litigation Process

●	MLArchiver make responding to regulatory or litigation search requests quick and easy. We meet the Federal Rules of Civil Procedure process for legal discovery and have advanced searching, dynamic folders, tagging, legal hold management and exporting options.

Compliant

●	Nearly all industries have one or more regulations which require them to treat emails as corporate records and produce them when requested. ML is a fully compliant solution.

Analytics

●	50 custom and standard analytics to let management “Know what is being archived” with real-time alerts. Identify and report on business critical information.

Employee Access & Email Storage Cost

●	Emails older than six months are infrequently accessed. MLArchiver provides tools for employee access via web interface or Outlook. Archive storage is lower cost storage for cost reductions.

COMPETITION

Several of the companies we compete with have substantially greater name recognition, benefit of cross selling to their client base and financial resources, although we continue to compete through unique marketing efforts.

High Availability and Virtual Disaster Recovery Services

The following vendors compete with DSC within the HA and virtual DR services sector: HP Services, IBM Business Continuity and Recovery Services, and SunGard.  Recently these companies have expanded into data vaulting to target smaller clients.

Email Archival and Data Analytics:

Message Logic provides software, a cloud managed service, appliance and a virtual appliance as options for our clients:

Software competitors:  GFI, Mimecast, Symantec Enterprise Vault

Cloud Managed Service:  Sonian, Smarsh, Global Relay

Appliance: Barracuda Networks, ArcMail, Jatheon

Data Vaulting

●	Information Management and Protection Vendors: Vendors include EMC, i365, Symantec and CommVault.

●	Specialized Vendors: Venyu, which focuses on SMBs in the U.S.

●	Technology Providers / Service providers. OEM-focused vendors may or may not be service providers, but they have access to a large business based on licensing their technology to other vendors. This includes vendors such as CommVault and i365. Symantec acquired online backup provider SwapDrive. i365, A Seagate Company, acquired EVault in January 2007, renaming it i365. Connected Backup has an established enterprise customer base. IBM Global Technology Services acquired Arsenal Digital Solutions in 2007, adding a range of Online backup services to its portfolio and rebranding it IBM Information Protection Services to Managed Data Vault. Venyu offers two online backup and recovery services: AmeriVault-AV and AmeriVault-EV. Its services protect PCs and servers, and while it focuses mostly on SMBs, it can also support Enterprises.

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

ITEM 2.        PROPERTIES

Our principal office is located at 401 Franklin Avenue, Garden City, NY 11530.  This property is partly owned by a former director of the Company.  Our other properties include a data center located at 115 Second Avenue Waltham, MA 02451 and office space located at 535 Centerville Rd, Warwick RI 02886.  Our corporate telephone number is (212) 564-4922.

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

As previously reported, on March 12, 2014, the Company was named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County (the "Supreme Court"), by Richard Rebetti, the Company's former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Index No. 14-2504, Rebetti asserted claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees.  The Company denied the allegations alleged in the complaint filed by Mr. Rebetti and, on May 7, 2014, the Company and its Chief Executive Officer, Charles Piluso, filed a counterclaim against Mr. Rebetti with the Supreme Court. This litigation has been settled in accordance with a confidential agreement and a stipulation of discontinuance has been filed.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCQB under symbol "DTST". Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Quarterly ended	Low Price	High Price
March 31, 2014	$0.04	$0.10
June 30, 2014	$0.05	$0.10
September 30, 2014	$0.03	$0.09
December 31, 2014	$0.02	$0.09
March 31, 2015	$0.02	$0.10
June 30, 2015	$0.04	$0.06
September 30, 2015	$0.03	$0.05
December 31, 2015	$0.03	$0.03

HOLDERS OF OUR COMMON STOCK

As of March 30, 2016 we had 38 shareholders of record of our Common Stock.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or “the Company”) is focused on our infrastructure, disaster recovery and email archival and compliance solutions. Our mission:  Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and giving our clients better control over their digital information.  We continue to stay on top of this dynamic industry with new solutions and services.  The Company owns intellectual property with our proprietary email archival and data analysis software, Message Logic.  We provide Recovery Clouds for Managed Service Providers, so that these companies can enter the industry of providing Disaster Recovery and Business Continuity solutions at a lower entry point. Our IBM solutions continue to grow with our joint venture, Secure Infrastructure and Services LLC, leading the way for Infrastructure as a Service on IBM’s Power i systems for the past two years.

DSC is a 15 year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance for compliance officer alerts and e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations.

Headquartered in Garden City, NY, with officers in New York City and Providence, Rhode Island, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

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

RESULTS OF OPERATIONS

Year ended December 31, 2015 as compared to December 31, 2014

Net Sales.   Net sales for the year ended December 31, 2015 were $3,991,351 a decrease of $21,320 or 0.5%, compared to $4,012,671 for the year ended December 31, 2014. The decrease is attributable to the assignment of certain customers to the joint venture during 2014-2015.

Cost of Sales. For the year ended December 31, 2015, cost of sales were $2,502,524 a increase of $319,701 from $2,182,823 for the year ended December 31, 2014.   The increase in cost of sales is the result of an increase in infrastructure services. The Company's gross margin is 37.3% for the year ended December 31, 2015 as compared to 45.6% for the year ended December 31, 2014. Sales contracts which expired were replaced by $350,000 of sales where the services were provided by a joint venture that DSC is a 50% partner. The DSC margin on these sales was 6.3% for the year ended December 31, 2015, however, DSC shared in the profits from the joint venture.

Operating Expenses. For the year ended December 31, 2015, operating expenses were $1,881,097 a decrease of $445,120 as compared to $2,326,217 for the year ended December 31, 2014. The majority of the decrease in operating expenses for the year ended December 31, 2015 is a result of a reduction in sales leadership and staff resulting in decreased salaries. Sales salaries decreased $164,687 to $60,221 for the year ended December 31, 2015, as compared to $224,908 for the year ended December 31, 2014. Management salaries expense decreased $118,250 to $283,928 in 2015, as compared to $402,178 in 2014. Employee sales commission expense decreased $19,797 to $0 in 2015, as compared to $19,797 in 2014.  This is a result of more new sales being generated by partnerships who are paid by commission as opposed to new sales by salaried employees.

Other Income (Expense)   Interest income for year ended December 31, 2015 decreased $55 to $2 from $57. Interest expense (including amortization of debt discount) for the year ended December 31, 2015 increased $107,632 to $287,652 from $180,020 as compared to the year ended December 31, 2014. Income on the investment in joint venture at equity, decreased $11,281 to a gain of $4,418 from a gain of $15,699 in 2014, which was attributable to an increase in cost of goods and operating expenses 2015.

Net Loss.   Net loss for the year ended December 31, 2015 was ($694,340) an increase of $34,093 as compared to net loss of ($660,247) for the year ended December 31, 2014. DSC’s loss increased 5% primarily as a result of salary deductions offset by lower margins and higher interest.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business.  DSC has been funded by Mr. Charles M Piluso, DSC’s Chief Executive Officer and largest shareholder combined with private placements of DSC’s common stock. DSC has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund DSC on an as needed basis.  In 2015, we intend to continue to work to increase our presence in the IBM Power i and email compliance marketplaces utilizing our increased technical expertise, capacity for data storage and managed services.

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

During the year ended December 31, 2015 DSC's cash decreased $43,403 to $67,045 from $110,448 at December 31, 2014. Net cash of $88,975 was provided by DSC's operating activities and cash of $0 was used in investing activities. Net cash of ($132,378) was used in financing activities. This is the result of a $92,000 in advances from a company shareholder, offset by $223,378 in capital lease payments and $1,000 repayment of credit line.

DSC's working capital deficit was $3,177,077 at December 31, 2015, decreasing $625,688 from $2,551,389 at December 31, 2014. The decrease is primarily due to the refinance of short-term lease obligations.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2015 and 2014, DSC had interest expense, net of interest income, of $287,650 and $166,178, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

We have audited the accompanying consolidated balance sheets of Data Storage Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Data Storage Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 30, 2016

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$67,045	$110,448
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2015 and $15,000 in 2014)	118,619	114,556
Prepaid expenses and other current assets	231,443	118,768
Total Current Assets	417,107	343,772

Property and Equipment:
Property and equipment	3,375,958	3,889,799
Less—Accumulated depreciation	(3,064,492)	(3,188,418)
Net Property and Equipment	311,466	701,381

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loans	85,800	76,100
Other assets	6,060	5,610
Intangible assets, net	350,433	449,276
Investment in joint venture – at equity	20,117	15,699
Total Other Assets	2,664,238	2,748,513

Total Assets	3,392,811	3,793,666

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	1,051,349	741,397
Revolving credit facility	99,292	100,292
Due to related party	-	245,601
Dividend payable	513,073	417,060
Deferred revenue	436,563	470,267
Leases payable	241,983	220,544
Note payable – Enterprise Bank	350,000	-
Convertible debt – related parties, net of discount	901,924	700,000
Total Current Liabilities	3,594,184	2,895,161

Deferred rental obligation	1,251	598
Due to officer	-	1,065,762
Note Payable – related party	12,000	-
Leases payable long-term	346,583	568,959
Note payable – Enterprise Bank	-	350,000
Convertible debt - related parties	1,189,439	-
Total Long-Term Liabilities	1,549,273	1,985,319

Total Liabilities	5,143,457	4,880,480

Commitments and contingencies	-	-

Stockholders’ (Deficit):
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding in each period	36,588	36,588
Additional paid in capital	12,805,332	12,678,811
Accumulated deficit	(14,593,968)	(13,803,615)
Total Stockholders' (Deficit) Equity	(1,750,646)	(1,086,814)
Total Liabilities and Stockholders' (Deficit)	$3,392,811	$3,793,666

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2015	2014

Sales	$3,991,351	$4,012,671

Cost of Sales	2,502,524	2,182,823

Gross Profit	1,488,827	1,829,848

Selling, General and Administrative	1,881,097	2,326,217

Loss from Operations	(392,270)	(496,369)

Other Income (Expense)
Interest income	2	57
Amortization of debt discount	-	(13,785)
Other income	-	386
Loss on sale and abandoned equipment	(6,338)	-
Net gain on equity method investment	4,418	15,699
Other expense – litigation settlement	(12,500)	-
Interest expense	(287,652)	(166,235)
Total Other (Expense)	(302,070)	(163,878)

Loss Before Provision for Income Taxes	(694,340)	(660,247)

Provision for Income Taxes	-	-

Net Loss	(694,340)	(660,247)

Preferred Stock Dividend	(96,013)	(86,249)

Net Loss Available to Common Shareholders	$(790,353)	$(746,496)

Loss per Share – Basic and Diluted	$(0.02)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,253,795

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2015	2014

Net loss	$(694,340)	$(660,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	504,499	669,364
Amortization of debt discount		13,785
Non-cash interest expense	209,136	56,877
Net (gain) loss on equity method investment	(4,418)	(15,699)
Net (gain) loss on sale and abandoned equipment	6,699	-
Deferred compensation	-	9,052
Stock-based compensation	126,521	139,255
Changes in Assets and Liabilities:
Accounts receivable	(4,063)	144,011
Other assets	(450)	(2,002)
Prepaid expenses and other current assets	(112,675)	52,816
Employee loan	(9,700)	(30,370)
Accounts payable and accrued expenses	100,817	(271,378)
Deferred revenue	(33,704)	(233,674)
Deferred rent	653	(4,589)
Net Cash Provided by (Used in) Operating Activities	88,975	(132,799)

Cash Flows from Financing Activities:
Due to related party	-	37,753
Issuance of convertible debt	92,000	-
Repayments of capital lease obligations	(223,378)	(139,864)
Repayments of credit line	(1,000)	-
Repayment of contingent consideration	-	(6,204)
Advances from shareholder	-	263,887
Net Cash Provided by (Used in) Financing Activities	(132,378)	155,572

Increase (Decrease) in Cash and Cash Equivalents	(43,403)	22,773

Cash and Cash Equivalents, Beginning of Year	110,448	87,675

Cash and Cash Equivalents, End of Year	$67,045	$110,448

Cash paid for interest	$78,518	$79,557

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$96,013	$86,249
Acquisition of equipment under capital lease	$22,441	$30,271
Conversion of due to related party to convertible debt	$245,601	$-
Conversion of due to officer to convertible debt	$1,065,762	$-
Additional costs incurred in lease refinancing	$-	$28,968
Cashless exercise of stock options	$-	$462

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	1,401,786	1,402	33,165,915	36,126	12,540,018	(13,057,119)	(479,573)

Stock-based compensation	-	-	-	-	139,255	-	139,255

Stock option exercised	-	-	462,395	462	(462)	-	-

Net loss	-	-	-	-	-	(660,247)	(660,247)

Preferred stock dividend	-	-	-	-	-	(86,249)	(86,249)

Balance December 31, 2014	1,401,786	1,402	36,588,240	36,588	12,678,811	(13,803,615)	(1,086,814)

Stock-based compensation	-	-	-	-	126,521	-	126,521

Net loss	-	-	-	-	-	(694,340)	(694,340)

Preferred stock dividend	-	-	-	-	-	(96,013)	(96,013)

Balance December 31, 2015	1,401,786	$1,402	36,588,240	$36,588	$12,805,332	$(14,593,968)	$(1,750,646)

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Garden City, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors.

DSC derives revenues from long term subscription services and professional services related to the implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009, the Company’s revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions and protecting information for our clients. In 2010, DSC expanded its solutions based on the asset acquisition of SafeData. In 2012, DSC continued to assimilate organizations, expanded its technology as well as its technical group and positioned the new organization for growth. In October 2012, DSC purchased the software and assets of Message Logic.

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

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2015, the Company has generated revenues of $3,991,351 but has incurred a net loss attributable to common shareholders of $790,353. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2015 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the years ended December 31, 2015 and 2014 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2015, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2014, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $52,699 and $84,423 for advertising costs for the years ended December 31, 2015 and 2014, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2015 include 6,854,802 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2015	2014
Storage equipment	$2,075,639	$2,205,243
Website and software	533,418	622,667
Furniture and fixtures	14,037	23,861
Computer hardware and software	86,184	91,687
Data center equipment	666,680	946,341
	3,375,958	3,889,799
Less: Accumulated depreciation	3,064,492	3,188,418
Net property and equipment	$311,466	$701,381

Depreciation expense for the years ended December 31, 2015 and 2014 was $405,655 and $459,871, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2015
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	841,109
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,103,256

Total Goodwill and Intangible Assets		$3,655,517	$1,103,256

Scheduled amortization over the next five years as follows:

Years ending December 31,
2016	30,636
2017	25,529
Total	$56,165

Amortization expense for the years ended December 31, 2015 and 2014 were $98,844 and $209,493 respectively.

Note 5 – Investment in Joint Venture At Equity

The Company has a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC who provides infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During 2015, the Company re-evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. Secure Infrastructure & Services, LLC’s fiscal year end is December 31.

The following presents unaudited summary financial information for Secure Infrastructure & Services, LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

Year Ended December 31, 2015

Current assets	$264,385
Non-current assets	$44,266
Current liabilities	$246,179
Non-current liabilities	$25,000
Members' equity	$37,472

The equity balance carried on the Company's balance sheet amounts to $20,117 for the year ended December 31, 2015.

Year Ended December 31, 2015

Net sales	$1,576,414
Gross profit	$483,881
Operating expenses	$522,308
Other income	$47,264
Net income (loss)	$8,836

The Company's share of the net income from Secure Infrastructure & Services, LLC for the year ended December 31, 2015 was $4,418.

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

On July 10, 2015 the Company entered into a lease with Systems Trading, Inc. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%. On November 1, 2015 the Company added to the existing lease with Systems Trading. The lease addendum totaled $7,998, calls for monthly payments of $258 and expires on August 1, 2018. It carries no interest.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2015	$631,217
Less amount representing interest	(42,651)
Total obligations under capital leases	588,566
Less current portion of obligations under capital leases	(241,983)
Long-term obligations under capital leases	$346,583

Long-term obligations under capital leases at December 31, 2015 mature as follows:

Year ending December 31,
2016	$241,983
2017	234,868
2018	111,715
$588,566

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,361,995
Less: accumulated depreciation	1,005,886
$356,109

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, 3.75% at December 31, 2015, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2015, the Company owed $99,292 under this agreement.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2016 at the rate of $6,617 per month.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1st 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending December 31,

2016	68,523
2017	29,384
2018	29,520
Thereafter	2,460
$129,887

Rent expense for the year ended December 31, 2015 and 2014 was $132,136 and $121,886 respectively.

Other Leases

The Company currently leases data centers in Westbury, NY and Waltham, MA.

The Company leases space in a data center in Waltham, MA. The lease calls for monthly payments under an annually renewable contract for space and services. The payments are approximately $29,000 per month depending upon services used and the current contract expires January 31, 2019.

Note 8 - Related Party Transactions

In 2014, the Company paid a monthly rent expense for a data center in NY of $1,500, to a partnership owned by Mr. Piluso. For the year ended December 31, 2014, the rent expense was $13,500. The Company stopped using this facility in December 2014. The Company owed $245,601 to this related party at December 31, 2014. In 2015, the Company converted this to convertible debt (see Note 9).

The Company’s CEO, from time to time, advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 the Company owed Mr. Piluso $1,065,792 for such advances. In February 2015, the Company converted the $1,065,762 to convertible debt (see Note 9).

Note 9 –Related Party Debt

Convertible Debt - Related Party

On January 31, 2012, the Company issued a $500,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.85 per share and carries interest at 10% per annum. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $195,890 and is in arrears on its interest payments. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On February 28, 2013 the Company issued a $100,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $100,000. The note is convertible into shares of the Company’s common stock at $0.15 per share and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year that it remains in default. DSC has accrued interest on this note totaling $30,644. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On August 9, 2013, the Company issued a $100,000 convertible promissory note to the CEO of the Company in consideration of a loan in the amount of $100,000. The convertible promissory note is convertible into shares of common stock of the Company at $0.15 and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this note, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $26,233. On May 13, 2015, the maturity date was extended to May 6, 2016.

Effective January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $118,944.

Effective January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $12,620.

On February 19, 2015 the Company issued an $80,000 convertible promissory note to the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $8,427.

Note Payable – Related Party

On October 7, 2015 the Company issued a $12,000 promissory note to the Company’s CEO in consideration of a $12,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on October 6, 2017. DSC has accrued interest on this note totaling $279.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011," including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 2,140,429 options outstanding under this plan as of December 31, 2015.

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

There are 4,714,373 options outstanding under this plan as of December 31, 2015.

There were 285,627 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2014	6,921,084	$0.02 - 0.85	$0.28
Options Exercised	(640,524)	0.02	0.02
Options Outstanding at December 31, 2014	6,280,560	0.02 - 0.85	0.26
Options Granted	910,568	0.35 - 0.65	0.37
Options Forfeited	(336,326)	0.02 - 0.41	0.27
Options Outstanding at December 31, 2015	6,854,802	$0.02 - 0.85	$0.28

Options Exercisable at December 31, 2015	5,534,688	$0.02 - 0.85	$0.27

Share-based compensation expense for options totaling $126,521 was recognized in our results for the year ended December 31, 2015 is based on awards vested.

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

As of December 31, 2015, there was $50,971 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.25 years.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2015 are set forth in the table below.

2015
Weighted average fair value of options granted	$0.03
Risk-free interest rate	2.24%
Volatility	229.15%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2014	28,642	$0.02	$0.01
Warrants Granted	133,334	0.01	0.01
Warrants Cancelled	(28,642)	0.02	0.02
Warrants Outstanding at December 31, 2014	133,334	$0.01	$0.01
Warrants Granted	-	-	-
Warrants Outstanding at December 31, 2015	133,334	$0.01	$0.01

Warrants Exercisable at December 31, 2015	133,334	$0.01	$0.01

Note 12 - Litigation

The Company was previously named as a defendant in a lawsuit filed in New York State Supreme Court, Nassau County, by Richard Rebetti, the Company’s former Chief Operating Officer.  In the lawsuit, Rebetti v. Data Storage Corp. and Charles M. Piluso, Rebetti asserted claims for unpaid wages in the amount of $67,392 plus statutory damages and counsel fees. This litigation has been settled in accordance with a confidential agreement and a stipulation of discontinuance has been filed.

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation.  Accrued dividends at December 31, 2015 and 2013 were $513,073 and $417,060, respectively.

Note 13 - Income Taxes

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2015	2014
CURRENT
Federal	$-	$-
State	-	-
Total current tax provision	-	-

DEFERRED
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision (benefit)	$-	$-

The components of deferred taxes are as follows:

Deferred Tax Assets:

Net operating loss carry-forward	$(2,139,554)	$(1,862,067)
Less: valuation allowance	(2,139,554)	(1,862,067)
Deferred tax assets	-	-
Deferred tax liabilities	-	-

Net deferred tax asset	$-	$-

The Company had federal and state net operating tax loss carry-forwards of $5,221,045 and $5,132,375, respectively as of December 31, 2015.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2014, net deferred tax assets did not change due to the full allowance.  The gross amount of the asset is entirely due to the Net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2015 and 2014.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2015	2014

Expected income tax benefit (loss) at statutory rate of 34%	$117,505	$194,315
State and local tax benefit, net of federal	24,538	40,578
Change in valuation account	(142,043)	(234,893)

Income tax expense (benefit)	$-	$-

Note 14 - Subsequent Events

None.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2015, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2015, DSC did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On June 30, 2015, Matthew P. Grosso resigned as Executive Vice President and Chief Technology Officer of the Company. Mr. Grosso’s resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On July 6, 2015, Hal Schwartz was appointed to serve as a director of the company.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2015. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	62	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board
Stephen Catanzano	50	Vice President
John Argen	61	Director
Joseph B. Hoffman	58	Director
Lawrence M. Maglione Jr.	53	Director
Cliff Stein	58	Director
John Coghlan	60	Director
Todd Correll	48	Director
Hal Schwartz	50	Director

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

Hal Schwartz. Mr. Schwartz was appointed to serve as a director on July 6, 2015. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc. which he co-founded, where he is responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading Incorporated, a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his Bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

During the fiscal year ended December 31, 2015 the Company had an independent audit committee consisting of non-executive directors.  The audit committee members include: John Coghlan and Cliff Stein. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time.  DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

Family Relationships

No family relationships exist among our directors or executive officers.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2015.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to DSC’s Form 10-K filed on March 31, 2009.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2015 and 2014, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Charles M. Piluso,	2015	$148,973	-	-	$23,333	-	-	$172,306
President, Chief Executive Officer, and Chairman of the Board	2014	$150,000	-	-	-	-	-	$150,000

(1)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2015" table below, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013.  There are 2,140,429 options outstanding under this plan as of December 31, 2015.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2013 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”(Restated Plan)  The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date.  From time to time, we may issue Incentive Awards pursuant to the Restated Plan.  Each of the awards will be evidenced by and issued under a written agreement.  There are 4,714,373 options outstanding under this plan as of December 31, 2015.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

	Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	23,058	0	0.32	5/25/2019
	12/15/2009	250,000	0	0.36	12/14/2019
	12/31/2009	13,888	0	0.36	12/30/2019
	12/16/2010	14,286	0	0.35	12/15/2020
(3)	3/6/2013	548,780	0	0.394	6/17/2022
	6/18/2013	357,143	0	0.394	6/17/2022
	12/13/2013	17,778	15,555	0.15	12/12/2023
	12/22/2015	0	66,666	0.35	12/21/2025

(1)	All of the options to purchase shares of our common stock awarded to Mr. Piluso (a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

(3)	The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

Compensation of Directors

None

(1)	The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2013) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

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

As of the end of 2014, we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Plan Category

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	6,854,802	(1)	$0.28	285,627

Total	6,854,802		$0.28	285,627

(1)	In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2015, we had 2,140,429 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2015, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2013, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2015, we had 4,714,373 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock on March 30, 2016 all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4) (13)	Common Stock	18,474,652	66.2%
John Coghlan (9) (13)	Common Stock	4,640,943	16.6%
Jan Burman	Common Stock	2,414,070	6.8%
Jan Burman	Preferred Stock	1,401,786	100%
Cliff Stein (5) (13)	Common Stock	3,523,157	12.6%
Lawrence Maglione, Jr. (6) (13)	Common Stock	217,736	*
John Argen (7) (13)	Common Stock	184,564	*
Joseph Hoffman (8) (13)	Common Stock	184,564	*
Stephen Catanzano (10) (13)	Common Stock	239,299	*
Todd Correll (11) (13)	Common Stock	91,666	*
Hal Schwartz (12) (13)	Common Stock	333,333	*
All Executive Officers and Directors as a group (9 people)	Common Stock	27,856,742	95.5%

*	Less than 1%

(1)	The address for each person is 401 Franklin Avenue, Garden City, New York 11530.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 30, 2016. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 36,588,240 shares of common stock issued and outstanding as of March 30, 2016 and options that can be acquired within 60 days of March 31, 2015. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes 3,269,863 shares of common stock owned indirectly by Piluso Family Associates, LLC. Also includes 1,195,136 shares of common stock Mr. Piluso has the right to acquire upon exercise of options currently exercisable or exercisable within 60 days of March 30, 2016. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC. Also includes 4,204,614 shares of common stock owned indirectly by The Bella Vita 2012 Trusts and 4,204,614 shares owned indirectly of common stock The Lasata 2012 Trust for which he is the grantor of both trusts.

(5)	Includes 133,332 shares of common stock Mr. Stein has the right to acquire upon exercise 72,222 options currently exercisable or exercisable within 60 days of March 30, 2016.

(6)	Includes 184,564 shares of common stock Mr. Maglione has the right to acquire upon exercise 92,282 of options currently exercisable or exercisable within 60 days of March 30, 2016.

(7)	Includes 184,564 shares of common stock Mr. Argen has the right to acquire upon exercise 5,556 options currently exercisable or exercisable within 60 days of March 30, 2016.

(8)	Includes 184,564 shares of common stock Mr. Hoffman has the right to acquire upon exercise 5,556 options currently exercisable or exercisable within 60 days of March 30, 2016.

(9)	Includes 166,833 shares of common stock Mr. Coghlan has the right to acquire upon exercise 105,723 options currently exercisable or exercisable within 60 days of March 30, 2016.

(10)	Includes 239,299 shares of common stock Mr. Catanzano will receive as the result of DSC acquiring Message Logic.

(11)	Includes 66,666 shares of common stock Mr. Correll has the right to acquire upon exercise 5,556 options currently exercisable or exercisable within 60 days of March 30, 2016.

(12)	Includes 33,333 shares of common stock Mr. Schwartz has the right to acquire upon exercise 2,778 options currently exercisable or exercisable within 60 days of March 30, 2016.

(13)	Officer and/or director of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 31, 2013 the Company entered into a $500,000 convertible promissory note with a director of the company. The note is convertible into the Company’s common stock at $0.85 per share and carries interest at 10%. Interest is payable quarterly through the maturity date of May 6, 2016. DSC has accrued interest on this note totaling $100,000 and is in arrears on its interest payments.

On February 28, 2013 the Company entered into a $100,000 convertible promissory note with a director of the company carries interest at 10%. Interest is payable quarterly through the maturity date of May 6, 2016. The Company issued warrants values at of $17,851 which was recorded as a discount to the convertible promissory note with an offset to additional paid-in capital. The note is convertible into common stock at $0.15 per share.

On August 9, 2013 the Company entered into a $100,000 convertible promissory note with the CEO of the Company. The convertible promissory note is convertible at $0.15 and carries interest at 10%. Interest is payable quarterly through the maturity date of May 6, 2016. The Company issued 66,667 warrants valued at $17,851 in connection with this agreement, which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year in default.

On January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share.

On January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share.

On February 19, 2015 the Company issued an $80,000 convertible promissory note to the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share.

On October 7, 2015 the Company issued a $12,000 convertible promissory note to the Company’s CEO in consideration of a $12,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on October 6, 2017.

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2015 each of Messrs. Argen, Hoffman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

DSC’s fiscal years ended December 31, 2015 and 2014 was billed approximately $55,000 and $55,000 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For DSC’s fiscal years ended December 31, 2015 and 2014, it was billed approximately $4,500 and $4,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2015 and 2014.

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
President, Chief Executive Officer
Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated	March 30, 2016

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

Signature	Title	Date

/s/ Charles M. Piluso	President, Chief Executive Officer, Chief	March 30, 2016
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ John Argen	Director	March 30, 2016
John Argen

/s/ Todd Correll	Director	March 30, 2016
Todd Correll

/s/ Joseph B. Hoffman	Director	March 30, 2016
Joseph B. Hoffman

/s/ Lawrence M. Maglione Jr.	Director	March 30, 2016
Lawrence M. Maglione Jr.

/s/ John Coghlan	Director	March 30, 2016
John Coghlan

/s/ Cliff Stein	Director	March 30, 2016
Cliff Stein

/s/ Hal Schwartz	Director	March 30, 2016
Hal Schwartz

