Form 10-Q
period 2016-03-31
Data Storage Corp
filed 2016-05-16
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

March 31, 2016

PART I

ITEM 1.        Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$79,940	$67,045
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2016 and $15,000 in 2015)	103,998	118,619
Prepaid expenses and other current assets	201,809	231,443
Total Current Assets	385,747	417,107

Property and Equipment:
Property and equipment	3,375,958	3,375,958
Less—Accumulated depreciation	(3,128,199)	(3,064,492)
Net Property and Equipment	247,759	311,466

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loans	85,800	85,800
Other assets	8,160	6,060
Intangible assets, net	342,774	350,433
Investment in joint venture – at equity	11,030	20,117
Total Other Assets	2,649,592	2,664,238

Total Assets	3,283,098	3,392,811

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,176,777	1,051,349
Revolving credit facility	99,292	99,292
Dividend payable	538,607	513,073
Deferred revenue	393,108	436,563
Leases payable	245,549	241,983
Note payable – bank	350,000	350,000
Convertible debt – related parties net of discount	901,924	901,924
Total Current Liabilities	3,705,257	3,594,184

Deferred rental obligation	1,414	1,251
Note Payable – related party	12,000	12,000
Leases payable long-term	283,841	346,583
Convertible debt – related parties	1,189,439	1,189,439
Total Long Term Liabilities	1,486,694	1,549,273

Total Liabilities	5,191,951	5,143,457

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding in each period	36,588	36,588
Additional paid in capital	12,817,472	12,805,332
Accumulated deficit	(14,764,315)	(14,593,968)
Total Stockholders' (Deficit) Equity	(1,908,853)	(1,750,646)
Total Liabilities and Stockholders' (Deficit)	$3,283,098	$3,392,811

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended
	March 31,
	2016	2015

Sales	$984,620	$958,133

Cost of sales	616,316	578,897

Gross Profit	368,304	379,236

Selling, general and administrative	438,110	527,866

Loss from Operations	(69,806)	(148,630)

Other Income (Expense)
Interest income	-	1
Bad Debt Recovery	1,508	-
Net income (loss) in equity method investment	(9,087)	51,500
Interest expense	(67,428)	(73,972)
Total Other Income (Expense)	(75,007)	(22,471)

Loss before provision for income taxes	(144,813)	(171,101)

Provision for income taxes	-	-

Net Loss	(144,813)	(171,101)

Preferred Stock Dividend	(25,534)	(23,114)

Net Loss Attributable to Common Shareholders	$(170,347)	$(194,215)

Loss per Share – Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,125,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(144,813)	$(171,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,366	152,368
Net (gain) loss on equity method investment	9,087	(51,500)
Non cash interest expense	52,299	51,567
Stock based compensation	12,140	24,628
Changes in Assets and Liabilities:
Accounts receivable	14,621	(22,976)
Other assets	(2,100)	1,200
Prepaid expenses and other current assets	5,955	31,193
Employee loan	-	(12,000)
Accounts payable and accrued expenses	96,808	(90,482)
Deferred revenue	(43,455)	(7,788)
Deferred rent	163	164
Net Cash Provided by(Used in) Operating Activities	72,071	(94,727)

Cash Flows from Financing Activities:
Issuance of convertible debt	-	80,000
Repayments of capital lease obligations	(59,176)	(53,905)
Net Cash Provided by (Used in) Financing Activities	(59,176)	26,095

Increase (Decrease) in Cash and Cash Equivalents	12,895	(68,632)

Cash and Cash Equivalents, Beginning of Period	67,045	110,448

Cash and Cash Equivalents, End of Period	$79,940	$41,816

Cash paid for interest	$15,131	$34,135

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$25,234	$23,114
Conversion of due to related party to convertible debt	$-	$245,601
Conversion of due to officer to convertible debt	-	1,065,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2016, the Company has generated revenues of $984,620 but has incurred a net loss attributable to common shareholders of $170,347. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Adoption of ASU 2015-05 did not have a material impact on our financial position or results of operations.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2016 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the three months ended March 31, 2016 and 2015 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2016, the Company had a full valuation allowance against its deferred tax assets.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $35,969 and $7,929 for advertising costs for the years ended March 31, 2016 and 2015, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2016 include 7,104,802 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2016	December 31, 2015
Storage equipment	$2,075,639	$2,075,639
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	666,680	666,680
	3,375,958	3,375,958
Less: Accumulated depreciation	3,128,199	3,064,492
Net property and equipment	$247,759	$311,466

Depreciation expense for the three months ended March 31, 2016 and 2015 was $63,707 and $107,505, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2016
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	848,768
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,110,915

Total Goodwill and Intangible Assets		$3,655,517	$1,110,915

Scheduled amortization over the next two years as follows:

For The Twelve Months ending March 31,
2017	22,976
2018	25,530
Total	$48,506

Amortization expense for the three months ended March 31, 2016 and 2015 was $7,659 and $44,863 respectively.

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

March 31, 2016

Current assets	$276,220
Non-current assets	$42,678
Current liabilities	$348,770
Members' equity	$(29,872)

The equity balance carried on the Company's balance sheet amounts to $11,030 as of March 31, 2016.

Three Months Ended March 31, 2015

Net sales	$418,924
Gross profit	$93,386
Operating expenses	$117,310
Net income(loss)	$(18,174)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the three months ended March 31, 2016 was $9,087.

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

On July 10, 2015 the Company entered into a lease with Systems Trading, Inc. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%. On November 1, 2015, the Company added to the existing lease with Systems Trading. The lease addendum totaled $7,998, calls for monthly payments of $258 and expires on August 1, 2018. It carries no interest.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2016	$564,411
Less amount representing interest	(35,021)
Total obligations under capital leases	529,390
Less current portion of obligations under capital leases	(245,549)
Long-term obligations under capital leases	$283,841

Long-term obligations under capital leases at March 31, 2016 mature as follows:

For the twelve months ending March 31,
2017	$245.549
2018	260,354
2019	23,487
$529,390

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,361,995
Less: accumulated depreciation	(1,053,319)
$308,676

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at March 31, 2016, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of March 31, 2016, the Company owed $99,292 under this agreement.

Operating Leases

The Company currently leases office space in Garden City, NY, and Warwick, RI.

The lease for office space in Garden City, NY, calls for escalating monthly payments ranging from $6,056 to $6,617 plus a portion of the operating expenses through June 2014. This lease was renewed for an additional year through June 30, 2016 at the rate of $6,617 per month.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1st 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending March 31,
2017	$48,478
2018	29,520
2019	24,600
$102,598

Rent expense for the three months ended March 31, 2016 and March 31, 2015 was $34,943 and $27,570 respectively.

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

The Company’s CEO, from time to time, advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of December 31, 2014 the Company owed Mr. Piluso $1,065,762 for such advances. In February 2015, the Company converted the $1,065,762 to convertible debt (see Note 9).

Note 9 –Related Party Debt

Convertible Debt - Related Party

On January 31, 2012, the Company issued a $500,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.85 per share and carries interest at 10% per annum. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $208,322 and is in arrears on its interest payments. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On February 28, 2013 the Company issued a $100,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $100,000. The note is convertible into shares of the Company’s common stock at $0.15 per share and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year that it remains in default. DSC has accrued interest on this note totaling $33,130. On May 13, 2015, the maturity date of the note was extended to May 6, 2016.

On August 9, 2013, the Company issued a $100,000 convertible promissory note to the CEO of the Company in consideration of a loan in the amount of $100,000. The convertible promissory note is convertible into shares of common stock of the Company at $0.15 and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this note, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $28,719. On May 13, 2015, the maturity date was extended to May 6, 2016.

Effective January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $148,517.

Effective January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $15,224.

On February 19, 2015 the Company issued an $80,000 convertible promissory note to the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $10,416.

Note Payable – Related Party

On October 7, 2015 the Company issued a $12,000 promissory note to the Company’s CEO in consideration of a $12,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on October 6, 2017. DSC has accrued interest on this note totaling $578.

Note 10 – Note Payable – bank

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

Note 11 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share

Common Stock Options

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including 5 year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,140,429 options outstanding under this plan as of March 31, 2016.

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

There are 4,964,373 options outstanding under this plan as of March 31, 2016.

There were 35,627 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2015	6,854,802	$0.02 - 0.85	$0.26
Options Granted	250,000	0.35	0.35
Options Exercised	-	-	-
Options Expired	-	-	-
Options Outstanding at March 31, 2016	7,104,802	$0.02 - 0.85	$0.28

Options Exercisable at March 31, 2016	5,609,608	0.02 - 0.85	$0.27

Share-based compensation expense for options totaling $12,140 and $24,628 was recognized in our results for the three months ended March 31, 2016 and 2015, respectively is based on awards vested.

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

As of March 31, 2016, there was $48,830 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.25 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2015	133,334	$0.01-0.02	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at March 31, 2016	133,334	0.01 - 0.02	0.01

Warrants Exercisable at March 31, 2016	133,334	0.01 - 0.02	0.01

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

Note 14 - Subsequent Events

None.

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

DSC derives its revenues from the sale and subscription of services and solutions through several technical centers: New York Metro, Boston, Chicago and New Jersey.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Net Sales.  Net sales for the three months ended March 31, 2016 were $984,620, an increase of $26,487, or 3%, compared to $958,133 for the three months ended March 31, 2015. The increase is attributable to the increase in subscription revenue.

Cost of Sales. For the three months ended March 31, 2016, cost of sales were $616,316, an increase of $37,419, or 7%, compared to $578,897 for the three months ended March 31, 2015.  The increase in cost of sales is the result higher infrastructure services for subscription revenue. DSC's gross margin is 37% for the three months ended March 31, 2016 as compared to 40% for the three months ended March 31, 2015.

Operating Expenses.   For the three months ended March 31, 2016, operating expenses were $438,110, a decrease of $89,756, or 17%, as compared to $527,866 for the three months ended March 31, 2015. The majority of the decrease in operating expenses for the three months ended March 31, 2016 is a result of decrease in salaries and professional fees. Executive salaries expense decreased $47,131 to $48,317 for the three months ended March 31, 2016 as compared to $95,448 for the three months ended March 31, 2015. Professional fees decreased $18,829 to $65,652 for the three months ended March 31, 2016, as compared to $84,481 for the three months ended March 31, 2015.

Other Income (expense).  Interest income for the three months ended March 31, 2016 decreased $1 to $0 from $1 for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2016 decreased $6,544 to $67,428 from $73,972 for the three months ended March 31, 2015.

Net Loss.   Net loss for the three months ended March 31, 2016 was ($144,813) a decrease of $26,288, or 15%, as compared to net loss of ($171,101) for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis.  During 2016, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services and expand our presence in the email archiving marketplace through our acquisition of Message Logic.

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

During the three months ended March 31, 2016 the Company’s cash increased $12,895 to $79,940, from $67,045 at March 31, 2015. Net cash of $72,071 was provided by the Company’s operating activities. No cash was used in investing activities. Net cash of ($59,176) was used in the Company’s financing activities, primarily due to capital lease payments.

The Company's working capital deficiency was $3,319,510 at March 31, 2016, increasing $142,433 or 4% from $3,177,077 at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the three ended March 31, 2016 and 2015, DSC had interest expense, net of interest income, of $67,428 and $73,972, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2016, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

(b) Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2015 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: May 16, 2016	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

