Form 10-Q
period 2016-06-30
Data Storage Corp
filed 2016-08-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 South Service Road
Melville, N.Y.	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2016 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2016

PART I

ITEM 1.        Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$76,315	$67,045
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2016 and $15,000 in 2015)	222,723	118,619
Prepaid expenses and other current assets	138,477	231,443
Total Current Assets	437,515	417,107

Property and Equipment:
Property and equipment	3,375,958	3,375,958
Less—Accumulated depreciation	(3,172,716)	(3,064,492)
Net Property and Equipment	203,242	311,466

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loans	-	85,800
Other assets	15,156	6,060
Intangible assets, net	335,115	350,433
Investment in joint venture – at equity	19,907	20,117
Total Other Assets	2,572,006	2,664,238

Total Assets	3,212,763	3,392,811

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,307,323	1,051,349
Revolving credit facility	99,292	99,292
Dividend payable	564,785	513,073
Deferred revenue	403,746	436,563
Leases payable	249,168	241,983
Due to Officer	15,000	-
Note payable – bank	350,000	350,000
Convertible debt – related parties net of discount	901,924	901,924
Total Current Liabilities	3,891,238	3,594,184

Deferred rental obligation	1,578	1,251
Note Payable – related party	12,000	12,000
Leases payable long-term	220,176	346,583
Convertible debt – related parties	1,189,439	1,189,439
Total Long Term Liabilities	1,423,193	1,549,273

Total Liabilities	5,314,431	5,143,457

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding in each period	36,588	36,588
Additional paid in capital	12,829,612	12,805,332
Accumulated deficit	(14,969,270)	(14,593,968)
Total Stockholders' (Deficit) Equity	(2,101,668)	(1,750,646)
Total Liabilities and Stockholders' (Deficit)	$3,212,763	$3,392,811

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$1,004,613	$1,099,683	$1,989,233	$2,057,817

Cost of sales	621,996	673,568	1,238,312	1,252,464

Gross Profit	382,617	426,115	750,921	805,353

Selling, general and administrative	503,463	503,006	941,573	1,030,872

Loss from Operations	(120,846)	(76,891)	(190,652)	(225,519)

Other Income (Expense)
Interest income	-	1	-	1
Interest expense	(66,808)	(72,962)	(134,236)	(146,934)
Bad Debt Recovery	-	-	1,508	-
Net gain (loss) on equity method investment	8,877	(56,152)	(210)	(4,653)
Total Other Income (Expense)	(57,931)	(129,113)	(132,938)	(151,586)

Loss before provision for income taxes	(178,777)	(206,004)	(323,590)	(377,105)

Provision for income taxes	—	—	—	—

Net Loss	(178,777)	(206,004)	(323,590)	(377,105)

Preferred Stock Dividends	(26,178)	(23,697)	(51,712)	(46,812)

Net Loss Attributable to Common Stockholders	$(204,955)	$(229,701)	$(375,302)	$(423,917)

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,588,240	36,588,240	36,588,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(323,590)	$(377,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	123,542	298,292
Net loss on equity method investment	210	4,653
Write off employee loan	85,800	-
Non cash interest expense	104,598	103,134
Stock based compensation	24,280	49,254
Changes in Assets and Liabilities:
Accounts receivable	(104,104)	(138,860)
Other assets	(9,096)	(450)
Prepaid expenses and other current assets	92,966	(11,132)
Employee loan	-	(24,000)
Accounts payable and accrued expenses	151,376	132,134
Deferred revenue	(32,817)	(61,422)
Deferred rent	327	327
Net Cash Provided by (Used in) Operating Activities	113,492	(25,175)

Cash Flows from Financing Activities:
Issuance of convertible debt	-	80,000
Advances from officer	15,000	-
Repayments of capital lease obligations	(119,222)	(108,623)
Net Cash Provided by (Used in) Financing Activities	(104,222)	(28,623)

Increase (Decrease) in Cash and Cash Equivalents	9,270	(53,798)

Cash and Cash Equivalents, Beginning of Period	67,045	110,448

Cash and Cash Equivalents, End of Period	$76,315	$56,650

Cash paid for interest	$28,340	$43,800

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$51,712	$46,812
Conversion of due to related party to convertible debt	$-	$245,601
Conversion of due to officer to convertible debt	$-	$1,065,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors.

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

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2016, the Company has generated revenues of $1,989,233 but has incurred a net loss attributable to common shareholders of $375,302. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as-needed basis.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2016 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the six months ended June 30, 2016 and 2015 DSC did not have any customer concentrations.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are five to seven years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2016, the Company had a full valuation allowance against its deferred tax assets.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred.  The Company incurred $70,032 and $25,639 for advertising costs for the six months ended June 30, 2016 and 2015, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2016 include 7,045,463 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2016	December 31, 2015
Storage equipment	$2,075,639	$2,075,639
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	666,680	666,680
	3,375,958	3,375,958
Less: Accumulated depreciation	3,172,716	3,064,492
Net property and equipment	$203,242	$311,466

Depreciation expense for the six months ended June 30, 2016 and 2015 was $108,224 and $214,766, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2016
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$2,201,828	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	856,426
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,118,574

Total Goodwill and Intangible Assets		$3,655,517	$1,118,574

Scheduled amortization over the next two years as follows:

For The Twelve Months ending June 30,
2017	30,635
2018	10,213
Total	$40,848

Amortization expense for the six months ended June 30, 2016 and 2015 was $15,318 and $83,526 respectively.

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

June 30, 2016

Current assets	$271,026
Non-current assets	$42,049
Current liabilities	$325,196
Members' equity	$(12,121)

The equity balance carried on the Company's balance sheet amounts to $11,030 as of June 30, 2016.

Six Months Ended June 30, 2016

Net sales	$854,386
Gross profit	$217,662
Operating expenses	$218,083
Net income(loss)	$(421)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the six months ended June 30, 2016 was $210.

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

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2016	$496,899
Less amount representing interest	(27,555)
Total obligations under capital leases	469,344
Less current portion of obligations under capital leases	(249,168)
Long-term obligations under capital leases	$220,176

Long-term obligations under capital leases at June 30, 2016 mature as follows:

For the twelve months ending June 30,
2017	$249,259
2018	220,175
$469,434

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,361,995
Less: accumulated depreciation	(1,113,292)
$248,703

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008 the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, 3.75% at June 30, 2016, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of June 30, 2016, the Company owed $99,292 under this agreement.

Operating Leases

The Company currently leases office space in Melville, NY, and Warwick, RI.

The lease for office space in Melville, NY, calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continues through June 30, 2017.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending June 30,
2017	$70,544
2018	29,520
2019	17,220
$117,284

Rent expense for the six months ended June 30, 2016 and June 30, 2015 was $71,818 and $65,230 respectively.

Note 8 - Related Party Transactions

The Company’s CEO, from time to time, advances money to fund the Company. These advances bear no interest and have no stated terms of repayment. As of June 30, 2016 the Company owed Mr. Piluso $15,000 for such advances. The Company repaid Mr. Piluso in July 2016.

Note 9 –Related Party Debt

Convertible Debt - Related Party

On January 31, 2012, the Company issued a $500,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.85 per share and carries interest at 10% per annum. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $220,754 and is in arrears on its interest payments. On May 13, 2015, the maturity date of the note was extended to May 6, 2016. This note is currently in default. The company is currently in negotiations to remedy this default.

On February 28, 2013 the Company issued a $100,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $100,000. The note is convertible into shares of the Company’s common stock at $0.15 per share and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year that it remains in default. DSC has accrued interest on this note totaling $35,616. On May 13, 2015, the maturity date of the note was extended to May 6, 2016. This note is currently in default. The company is currently in negotiations to remedy this default.

On August 9, 2013, the Company issued a $100,000 convertible promissory note to the CEO of the Company in consideration of a loan in the amount of $100,000. The convertible promissory note is convertible into shares of common stock of the Company at $0.15 and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this note, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $31,205. On May 13, 2015, the maturity date was extended to May 6, 2016. This note is currently in default. The company is currently in negotiations to remedy this default.

Effective January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $178,091.

Effective January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $18,255.

On February 19, 2015 the Company issued an $80,000 convertible promissory note to the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $12,406. This note is currently in default. The company is currently in negotiations to remedy this default.

Note Payable – Related Party

On October 7, 2015 the Company issued a $12,000 promissory note to the Company’s CEO in consideration of a $12,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on October 6, 2017. DSC has accrued interest on this note totaling $876.

Note 10 – Note Payable – bank

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. On September 5, 2014 the Company entered into an agreement whereby the Company will pay all arrears interest over 7 months at $3,910 per month. In addition, the Company has agreed to make monthly interest payments at $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. This note is currently in default. The company is currently in negotiations with the bank to attempt to negotiate a self amortizing loan.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant.  Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012.  There are 2,081,090 options outstanding under this plan as of June 30, 2016.

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

There are 4,964,373 options outstanding under this plan as of June 30, 2016.

There were 35,627 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2015	6,854,802	$0.02 - 0.85	$0.26
Options Granted	250,000	0.35	0.35
Options Exercised	-	-	-
Options Expired	(59,339)	0.02	0.02
Options Outstanding at June 30, 2016	7,045,463	$0.15 - 0.85	$0.28

Options Exercisable at June 30, 2016	5,620,903	0.15 - 0.85	$0.27

Share-based compensation expense for options totaling $24,280 and $49,526 was recognized in our results for the six months ended June 30, 2016 and 2015, respectively is based on awards vested.

During the six months ended June 30, 2016, the Company granted 250,000 options to an employee (valued on the grant date at $0.04 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the six months ended June 30, 2016:

Expected volatility	229.13%
Expected term (years)	10
Risk free rate	2.22%
Dividend yield	0%
Annual forfeiture rate	0%

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

As of June 30, 2016, there was $36,690 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.25 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2016	133,334	$0.01	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at June 30, 2016	133,334	0.01	0.01

Warrants Exercisable at June 30, 2016	133,334	0.01	0.01

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

DSC is a 15-year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance for compliance officer alerts and e-discovery; continuous data protection; data de-duplication; and virtualized system recovery.  DSC has forged relationships with leading organizations.

Headquartered in Melville, NY, with offices in New York City and Providence, Rhode Island, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

Net Sales.  Net sales for the three months ended June 30, 2016 were $1,004,613, a decrease of $95,070, or 8.6%, compared to $1,099,683 for the three months ended June 30, 2015. The decrease is attributable to a decrease in subscription revenue.

Cost of Sales. For the three months ended June 30, 2016, cost of sales were $621,996, a decrease of $51,572, or 7.7%, compared to $673,568 for the three months ended June 30, 2015.  The decrease in cost of sales is the result of a decrease in infrastructure services. DSC’s gross margin is 38% for the three months ended June 30, 2016 as compared to 39% for the three months ended June 30, 2015.

Operating Expenses.   For the three months ended June 30, 2016, operating expenses were $503,463, a increase of $457, or 0.09%, as compared to $503,006 for the three months ended June 30, 2015. The small increase is due to the Company’s continued efforts to keep costs at a minimum.

Other Income (Expense).  Interest income for the three months ended June 30, 2015 decreased $1 to $0 from $1 for the three months ended June 30, 2015. Interest expense (including amortization of debt discount) for the three months ended June 30, 2016 decreased $6,154 to $66,808 from $72,962 for the three months ended June 30, 2016. Income on the investment in joint venture at equity, increased $65,029 to a gain of $8,877 from a loss of $56,152 in 2016, which was attributable to an increase in sales in 2016.

Net Loss.   Net loss for the three months ended June 30, 2016 was ($178,777) a decrease of $27,227, or 13%, as compared to a net loss of ($206,004) for the three months ended June 30, 2015.

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

Net Sales.  Net sales for the six months ended June 30, 2016 were $1,989,233, a decrease of $68,584, or 3.3%, compared to $2,057,817 for the six months ended June 30, 2015. The decrease is attributable to the decrease in subscription revenue.

Cost of Sales. For the six months ended June 30, 2016, cost of sales were $1,238,312, a decrease of $14,152, or 1.1%, compared to $1,252,464 for the six months ended June 30, 2015.  The decrease in cost of sales is the result lower infrastructure services for subscription revenue. DSC's gross margin is 38% for the six months ended June 30, 2016 as compared to 39% for the six months ended June 30, 2015.

Operating Expenses.   For the six months ended June 30, 2016, operating expenses were $941,573, a decrease of $89,299, or 8.7%, as compared to $1,030,872 for the six months ended June 30, 2015. The majority of the decrease in operating expenses for the six months ended June 30, 2016 is a result of decrease in salaries and professional fees. Salaries expense decreased $45,158 to $534,871 for the six months ended June 30, 2016 as compared to $580,029 for the six months ended June 30, 2015. Professional fees decreased $43,097 to $103,673 for the six months ended June 30, 2016, as compared to $146,770 for the six months ended June 30, 2015.

Other Income (expense).  Interest income for the six months ended June 30, 2016 decreased $1 to $0 from $1 for the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2016 decreased $12,698 to $134,236 from $146,934 for the six months ended June 30, 2015.

Net Loss.   Net loss for the six months ended June 30, 2016 was ($323,590) a decrease of $53,515, or 14%, as compared to net loss of ($377,105) for the six months ended June 30, 2015.

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

During the six months ended June 30, 2016 the Company’s cash increased $9,270 to $76,315, from $67,045 at December 31, 2015. Net cash of $113,492 was provided by the Company’s operating activities. No cash was used in investing activities. Net cash of ($104,222) was used in the Company’s financing activities, primarily due to capital lease payments.

The Company's working capital deficiency was 3,453,723 at June 30, 2016, increasing $276,646 or 8.7% from $3,177,077 at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2016 and 2015, DSC had interest expense, net of interest income, of $134,236 and $146,933, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2016, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

As a smaller reporting company, we are not required to provide disclosure pursuant to this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 17, 2016, an employee of the Company, Stephen Catanzano resigned as corporate secretary

On June 1, 2016 the Company moved their principal executive offices to 68 South Service Road, Melville, NY

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

4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2015 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: August 15, 2016	By:	/s/ Charles M. Piluso
Charles M. Piluso President, Chief Executive Officer Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

