Form 10-Q
period 2016-09-30
Data Storage Corp
filed 2016-11-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2016 was 36,588,240.

DATA STORAGE CORPORATION

FORM 10-Q

September 30, 2016

PART I

ITEM 1.      Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$105,471	$67,045
Accounts receivable (less allowance for doubtful accounts of $15,000 in 2016 and $15,000 in 2015)	103,633	118,619
Prepaid expenses and other current assets	275,408	231,443
Total Current Assets	484,512	417,107

Property and Equipment:
Property and equipment	3,375,958	3,375,958
Less—Accumulated depreciation	(3,198,587)	(3,064,492)
Net Property and Equipment	177,371	311,466

Other Assets:
Goodwill	2,201,828	2,201,828
Employee loans	-	85,800
Other assets	15,156	6,060
Intangible assets, net	327,457	350,433
Investment in joint venture – at equity	17,545	20,117
Total Other Assets	2,561,986	2,664,238

Total Assets	3,223,869	3,392,811

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,619,019	1,051,349
Revolving credit facility	99,292	99,292
Dividend payable	591,623	513,073
Deferred revenue	342,506	436,563
Leases payable	252,841	241,983
Note payable – bank	350,000	350,000
Convertible debt – related parties net of discount	901,924	901,924
Total Current Liabilities	4,157,205	3,594,184

Deferred rental obligation	1,741	1,251
Note Payable – related party	12,000	12,000
Leases payable long-term	155,571	346,583
Convertible debt – related parties	1,199,439	1,189,439
Total Long Term Liabilities	1,368,751	1,549,273

Total Liabilities	5,525,956	5,143,457

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 36,588,240 shares issued and outstanding in each period	36,588	36,588
Additional paid in capital	12,841,752	12,805,332
Accumulated deficit	(15,181,829)	(14,593,968)
Total Stockholders' (Deficit) Equity	(2,302,087)	(1,750,646)
Total Liabilities and Stockholders' (Deficit)	$3,223,869	$3,392,811

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$922,919	$930,686	$2,912,152	$2,988,503

Cost of sales	622,836	612,916	1,861,148	1,865,380

Gross Profit	300,083	317,770	1,051,004	1,123,123

Operating Expenses
Selling, general and administrative	389,684	400,984	1,285,145	1,395,856
Research and development	23,527	15,000	69,640	51,000
Total Operating Expenses	413,211	415,984	1,354,785	1,446,856

Loss from Operations	(113,128)	(98,214)	(303,781)	(323,733)

Other Income (Expense)
Interest income	-	1	-	2
Interest expense	(70,231)	(71,893)	(204,466)	(218,828)
Bad Debt Recovery	-	-	1,508	-
Net gain (loss) on equity method investment	(2,362)	31,625	(2,572)	26,972
Total Other Income (Expense)	(72,593)	(40,267)	(205,530)	(191,854)

Loss before provision for income taxes	(185,721)	(138,481)	(509,311)	(515,587)

Provision for income taxes	—	—	—	—

Net Loss	(185,721)	(138,481)	(509,311)	(515,587)

Preferred Stock Dividends	(26,178)	(24,294)	(78,550)	(71,106)

Net Loss Attributable to Common Stockholders	$(211,899)	$(162,775)	$(587,861)	$(586,693)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Number of Shares - Basic and Diluted	36,588,240	36,588,240	36,588,240	36,588,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(509,311)	$(515,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157,071	412,462
Net (gain) loss on equity method investment	2,572	(26,972)
Write off employee loan	85,800	-
Non cash interest expense	174,851	158,673
Loan Impairment	-	18,300
Stock based compensation	36,420	73,883
Changes in Assets and Liabilities:
Accounts receivable	14,986	(23,714)
Other assets	(9,096)	(450)
Prepaid expenses and other current assets	(43,965)	(147,307)
Employee loan	-	(28,000)
Accounts payable and accrued expenses	392,816	128,084
Deferred revenue	(94,057)	(26,905)
Deferred rent	490	490
Net Cash Provided by Operating Activities	208,577	22,957

Cash Flows from Financing Activities:
Issuance of convertible debt	10,000	80,000
Repayments of revolving credit facility	-	(10,000)
Repayments of capital lease obligations	(180,151)	(165,320)
Net Cash (Used in) Financing Activities	(170,151)	(95,320)

Increase (Decrease) in Cash and Cash Equivalents	38,426	(72,363)

Cash and Cash Equivalents, Beginning of Period	67,045	110,448

Cash and Cash Equivalents, End of Period	$105,471	$38,085

Cash paid for interest	$29,615	$44,334

Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Accrual of preferred stock dividend	$78,550	$71,106
Conversion of due to related party to convertible debt	$-	$245,601
Conversion of due to officer to convertible debt	$-	$1,065,762
Acquisition of equipment under capital lease		$14,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, N.Y., Data Storage Corporation (“DSC” or the “Company”) offers its cloud based disaster recovery and business continuity solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education and government sectors.

DSC derives revenues from long term subscription services and professional services related to the implementation of subscription services that provide organizations in the education, government and healthcare industries protection of critical computerized data. In 2009, the Company’s revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions and protecting information for our clients. In 2010, DSC expanded its solutions based on the asset acquisition of SafeData to provide business continuity solution to the IBM user marketplace. In 2012, DSC continued to assimilate and acquire organizations, expanded its technology as well as its technical group and positioned the new organization for growth. In October 2012, DSC purchased the software and assets of Message Logic. The Message Logic acquisition provides DSC with ownership of the pending patent and intellectual property to insure email compliance to organizations within its client base and target audience. In 2012 DSC entered into a joint venture agreement with ABC Services LLC to provide an IBM Power i cloud with 50% ownership in the entity Secure Infrastructure and Services, LLC.

DSC maintains equipment for cloud storage and cloud computing in our data centers in Massachusetts, and New York. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. DSC’s network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2016, the Company has generated revenues of $2,912,152 but has incurred a net loss attributable to common shareholders of $587,861. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as-needed basis.

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2016 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase, of six months or less to be cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short- term investments and trade accounts receivable. The Company's cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company's customers are primarily concentrated in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information.

For the nine months ended September 30, 2016 DSC had one customer representing 19% of sales. For the nine months ended September 30, 2015, DSC had no customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2016, the Company had a full valuation allowance against its deferred tax assets.

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

Revenue Recognition

The Company’s revenues consist principally of cloud storage and cloud computing revenues, SaaS and IaaS. Storage revenues consist of monthly charges related to the storage of materials or data (generally on a per unit basis). Sales are generally recorded in the month the service is provided. For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Set up fees charged in connection with storage contracts are deferred and recognized on a straight-line basis over the life of the contract.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $106,865 and $27,325 for advertising costs for the nine months ended September 30, 2016 and 2015, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2016 include 7,045,463 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2016	2015
Storage equipment	$2,075,639	$2,075,639
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	666,680	666,680
	3,375,958	3,375,958
Less: Accumulated depreciation	3,198,587	3,064,492
Net property and equipment	$177,371	$311,466

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $134,095 and $321,278, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30, 2016
	Estimated
	life	Gross	Accumulated
	in years	amount	Amortization

Goodwill	Indefinite	$2,201,828	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	864,086
Non-compete agreements	4	262,147	262,147

Total Intangible Assets		1,453,689	1,126,233

Total Goodwill and Intangible Assets		$3,655,517	$1,126,233

Scheduled amortization over the next two years as follows:

For The Twelve Months ending September 30,
2017	25,529
Total	$25,529

Amortization expense for the nine months ended September 30, 2016 and 2015 was $22,976 and $91,185 respectively.

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

September 30,
2016

Current assets	$276,101
Non-current assets	$42,678
Current liabilities	$348,770
Members' equity (deficit)	$(29,991)

The equity balance carried on the Company's balance sheet amounts to $17,545 as of September 30, 2016.

Nine months
Ended
September 30, 2016

Net sales	$1,328,753
Gross profit	$336,469
Operating expenses	$341,614
Net income(loss)	$(5,145)

The Company's share of the net loss from Secure Infrastructure & Services, LLC for the nine months ended September 30, 2016 was $2,572.

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

On July 10, 2015, the Company entered into a lease with Systems Trading, Inc. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%. On November 1, 2015, the Company added to the existing lease with Systems Trading. The lease addendum totaled $7,998, calls for monthly payments of $258 and expires on August 1, 2018. It carries no interest.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2016	$428,679
Less amount representing interest	(20,267)
Total obligations under capital leases	408,412
Less current portion of obligations under capital leases	(252,841)
Long-term obligations under capital leases	$155,571

Long-term obligations under capital leases at September 30, 2016 mature as follows:

For the twelve months ending September 30,
2017	$270,051
2018	158,628
$428,679

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,361,995
Less: accumulated depreciation	(1,138,509)
$223,486

Note 7 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus .5%, or 3.75% at September 30, 2016, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of September 30, 2016, the Company owed $99,292 under this agreement.

Operating Leases

The Company currently leases office space in Melville, NY, and Warwick, RI.

The lease for office space in Melville, NY, calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continues through September 30, 2017.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2014 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2014 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the twelve months ending September 30,
2017	$74,450
2018	29,520
2019	9,840
$113,810

Rent expense for the nine months ended September 30, 2016 and September 30, 2015 was $101,865 and $98,078 respectively.

Note 8 –Related Party Debt

Convertible Debt - Related Party

On January 31, 2012, the Company issued a $500,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $500,000. The note is convertible into shares of the Company’s common stock at $0.85 per share and carries interest at 10% per annum. Interest is payable quarterly through the maturity date of January 31, 2015. DSC has accrued interest on this note totaling $236,781 and is in arrears on its interest payments. On May 13, 2015, the maturity date of the note was extended to May 6, 2016. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

On February 28, 2013, the Company issued a $100,000 convertible promissory note to a director of the company in consideration of a loan in the amount of $100,000. The note is convertible into shares of the Company’s common stock at $0.15 per share and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of February 28, 2014. The Company issued 66,667 warrants valued at of $17,851 which was recorded as a discount to the convertible promissory note. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as additional 10% warrants for each year that it remains in default. DSC has accrued interest on this note totaling $38,822. On May 13, 2015, the maturity date of the note was extended to May 6, 2016. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

On August 9, 2013, the Company issued a $100,000 convertible promissory note to the CEO of the Company in consideration of a loan in the amount of $100,000. The convertible promissory note is convertible into shares of common stock of the Company at $0.15 and carries interest at 10% per annum. Interest is payable quarterly through the note’s maturity date of April 30, 2014. The Company issued 66,667 warrants valued at $17,851 in connection with this note, which was recorded as a discount to the convertible promissory notes based on its relative fair value with an offset to additional paid in capital. In 2014, the Company defaulted on this note and is subject to additional interest of 5% per annum as well as the additional 10% warrants for each year in default. DSC has accrued interest on this note totaling $34,411. On May 13, 2015, the maturity date was extended to May 6, 2016. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

Effective January 1, 2015, the Company issued a $1,189,439 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2017. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.85 per share. DSC has accrued interest on this note totaling $216,218. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

Effective January 1, 2015, the Company issued a $121,924 convertible promissory note to the Company’s CEO. This note was issued to convert debt that is owed to the CEO and to 875 Merrick LLC. The note carries interest of 10% per annum. Interest shall accrue and be payable in arrears on December 31, 2016. The note and all accrued and unpaid interest is convertible into shares the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $22,163. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

On February 19, 2015, the Company issued an $80,000 convertible promissory note to the Company’s CEO in consideration of an $80,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on February 18, 2016. The note and all accrued and unpaid interest is convertible into shares of the Company’s common stock at $0.15 per share. DSC has accrued interest on this note totaling $14,960. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

Note Payable – Related Party

On October 7, 2015, the Company issued a $12,000 promissory note to the Company’s CEO in consideration of a $12,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on October 6, 2017. DSC has accrued interest on this note totaling $1,261. This note has been approved by the board for the conversion of debt to equity On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

On September 7, 2016, the Company issued a $10,000 promissory note to the Company’s CEO in consideration of a $10,000 loan. The note carries interest at 10% per annum. Interest shall accrue and be payable in arrears on September 8, 2018. DSC has accrued interest on this note totaling $134. On October 10, 2016, this note has been approved by the board for the conversion of debt to equity with interest payable through October 25, 2016.

Note 9 – Note Payable – bank

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. On September 5, 2014, the Company entered into an agreement whereby the Company will pay all arrears interest over 7 months at $3,910 per month. In addition, the Company has agreed to make monthly interest payments at $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. This note is currently in default. The company is currently in negotiations with the bank to attempt to negotiate a self amortizing loan. The company has accrued interest on this loan of $7,765.

Note 10 - Stockholders’ (Deficit)

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011”, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2012. There are 2,081,090 options outstanding under this plan as of September 30, 2016.

2010 Incentive Award Plan

The Company has reserved 2,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”). The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non- qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the 2010 Plan. Each of the awards will be evidenced by and issued under a written agreement.

On April 23, 2012, the Board of Directors of the Company amended and restated the Data Storage Corporation 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan”. The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options

There are 4,714,373 options outstanding under this plan as of September 30, 2016. There were 36,627 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of	Range of	Weighted
	Shares	Option Price	Average
	Under Options	Per Share	Exercise Price
Options Outstanding at January 1, 2015	6,854,802	$0.02 - 0.85	$0.26
Options Granted	250,000	0.35	0.35
Options Exercised	-	-	-
Options Expired	(59,339)	0.02	0.02
Options Outstanding at September 30, 2016	7,045,463	$0.15 - 0.85	$0.28

Options Exercisable at September 30, 2016	5,683,447	0.15 - 0.85	$0.27

Share-based compensation expense for options totaling $36,420 and $73,833 was recognized in our results for the nine months ended September 30, 2016 and 2015, respectively and is based on awards vested.

During the nine months ended September 30, 2016, the Company granted 250,000 options to an employee (valued on the grant date at $0.04 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the nine months ended September 30, 2016:

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

As of September 30, 2016, there was $24,550 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.25 years.

Common Stock Warrants

A summary of the Company's warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2016	133,334	$0.01	$0.01
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at September 30, 2016	133,334	0.01	0.01

Warrants Exercisable at September 30, 2016	133,334	0.01	0.01

Note 11 - Litigation

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

Note 12 – Subsequent Events

On October 25, 2016, the Company, through its wholly-owned subsidiary (the "Subsidiary"), entered into and closed two Asset Purchase Agreements (collectively, the "Purchase Agreements") with ABC Services Inc. (“ABC I”), a New York corporation, and ABC Services II Inc. ("ABC II" and collectively with ABC I, "ABC"), a New York Corporation, pursuant to which the Subsidiary purchased certain assets from ABC, including tangible assets and service agreements, in consideration of an aggregate 64,669,936 shares of common stock of the Company (the "Shares"). The closing occurred on October 25, 2016. In the event that the audits of ABC I or ABC II for the fiscal year ended December 31, 2015 provide that either ABC I or ABC II have generated less than $2,000,000 in revenue, then such entity's respective Shares will be reduced by the proportionate amount of such shortfall.

In addition, on October 25, 2016 (the "Effective Date"), the Company entered into three Conversion Agreements with three affiliates (collectively, the "Affiliates") of the Company pursuant to which the Company and the Affiliates agreed to convert an aggregate of $2,678,124.28 in debt owed by the Company to the Affiliates into shares of common stock of the Company at a conversion price of $0.10 per share (the "Conversion Price") resulting in the issuance of an aggregate of 26,781,242 shares of common stock of the Company to the Affiliates. Specifically, the Company and Charles Piluso converted $1,802,521.08 into 18,025,210, the Company, John Coghlan converted $138,822 into 1,388,220 shares of common stock of the Company and the Company and Clifford Stein converted $736,781.20 into 7,367,812 shares of common stock of the Company. At the end of the 90 day period following the Effective Date, if the average closing price during any ten (10) day period during the 90 day period is greater than $0.10 per share (the "Adjusted Conversion Price"), then the Conversion Price will be adjusted to equal the Adjusted Conversion Price; provided, however, that the Adjusted Conversion Price will have a ceiling of $0.20 per share, whereby if the 10 day average closing price is greater than $0.20 per share during the 90 day period, then the Conversion Price will be adjusted to equal $0.20 per share. There will only be one adjustment.

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

DSC is a 16-year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime and ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure-as-a-Service, data backup, recovery and restore, high availability data replication services; email archive and compliance for compliance officer alerts and e-discovery; continuous data protection; data de-duplication; and virtualized system recovery. DSC has forged relationships with leading organizations.

Headquartered in Melville, NY, with offices in New York City and Providence, Rhode Island, DSC offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education and government industries.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

Net Sales Net sales for the three months ended September 30, 2016 were $922,919, a decrease of $7,767, or 1%, compared to $930,686 for the three months ended September 30, 2015. The decrease is attributable to a decrease in subscription revenue.

Cost of Sales. For the three months ended September 30, 2016, cost of sales were $622,836, an increase of 9,920, or 1.6%, compared to $612,916 for the three months ended September 30, 2015. The increase in cost of sales is the result of an increase in infrastructure services. DSC’s gross margin is 32.5% for the three months ended September 30, 2016 as compared to 34.1% for the three months ended September 30, 2015.

Operating Expenses. For the three months ended September 30, 2016, operating expenses were $413,211, a decrease of $2,773, or 1%, as compared to $415,984 for the three months ended September 30, 2015. The small increase is due to the Company’s continued efforts to keep costs at a minimum.

Other Income (Expense). Interest expense (including amortization of debt discount) for the three months ended September 30, 2016 decreased $1,662 to $70,231 from $71,893 for the three months ended September 30, 2016. Income on the investment in joint venture at equity, decreased $33,987 to a loss of $2,362 from a gain of $31,625 in 2016, which was attributable to an increase in expenses in 2016.

Net Loss. Net loss for the three months ended September 30, 2016 was $185,721 an increase of $47,240, or 34%, as compared to a net loss of $138,481 for the three months ended September 30, 2015.

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

Net Sales Net sales for the nine months ended September 30, 2016 were $2,912,152, a decrease of $76,351, or 2.6%, compared to $2,988,503 for the nine months ended September 30, 2015. The decrease is attributable to the decrease in subscription revenue.

Cost of Sales. For the nine months ended September 30, 2016, cost of sales were $1,861,148 a decrease of $4,232, or 0.02%, compared to $1,865,380 for the nine months ended September 30, 2015. The decrease in cost of sales is the result lower infrastructure services for subscription revenue. DSC's gross margin is 36.1% for the nine months ended September 30, 2016 as compared to 37.6% for the nine months ended September 30, 2015.

Operating Expenses. For the nine months ended September 30, 2016, operating expenses were $1,354,785, a decrease of $92,071, or 6.4%, as compared to $1,446,856 for the nine months ended September 30, 2015. The majority of the decrease in operating expenses for the nine months ended September 30, 2016 is a result of decrease in salaries and an increase in marketing. Salaries expense decreased $167,134 to $597,751 for the nine months ended September 30, 2016 as compared to $764,885 for the nine months ended September 30, 2015. Marketing expense increased $79,540 to $106,865 for the nine months ended September 30, 2016 as compared to $27,325 for the nine months ended September 30, 2015.

Other Income (expense). Interest income for the nine months ended September 30, 2016 decreased $2 to $0 from $2 for the nine months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 decreased $14,362 to $204,466 from $218,828 for the nine months ended September 30, 2015.

Net Loss. Net loss for the nine months ended September 30, 2016 was $509,311 a decrease of $6,276, or 1.2%, as compared to net loss of $515,587 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016 the Company’s cash increased $38,426 to $105,471, from $67,045 at December 31, 2015. Net cash of $208,577 was provided by the Company’s operating activities. No cash was used in investing activities. Net cash of ($170,151) was used in the Company’s financing activities, primarily due to capital lease payments.

The Company's working capital deficiency was $3,672,690 at September 30, 2016, increasing $495,613 or 15.6% from $3,177,077 at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2016 and 2015, DSC had interest expense, net of interest income, of $204,466 and $218,828, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2016, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a)	Exhibits

(b)	Exhibits

#	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2015 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 31, 2016)
10.18	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 31, 2016)
10.19	Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 31, 2016)
10.20	Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 31, 2016)
10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 31, 2016)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION

Date: November 14, 2016	By:	/s/ Charles M. Piluso
Charles M. Piluso
President, Chief Executive Officer Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

