Form 10-K
period 2016-12-31
Data Storage Corp
filed 2017-04-18
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $215,969.08.

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

The number of shares of the registrant’s common stock outstanding as of April 17, 2017 was 132,139,722

Data Storage Corporation

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

Data Storage Corporation (“DSC” or “the Company”) focuses on cyber security solutions, cloud and compliance. DSC provides Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. We continue to pivot in this dynamic industry with new solutions and service offerings. The October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and the remaining 50% of Secure Infrastructure and Services LLC supports our acquisition strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

DSC is a 16-year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de-duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

Headquartered in Melville, NY, with additional offices in Melville, NY and Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

Our Continuing Strategy

DSC derives revenues from long-term subscription, professional services contracts related to the implementation of solutions that provide protection of critical data and equipment. In 2009, revenues consisted primarily of data vaulting, de-duplication, continuous data protection and cloud disaster recovery solutions, protecting information for our clients.

In 2010, we expanded solutions based on the asset acquisition of SafeData, a provider of disaster recovery and business continuity for IBM’s mid-range servers, Power i.

In October 2012, we purchased the software and assets of Message Logic, an email archival and compliance software.

October 2016, DSC purchased the assets of ABC, including the remaining 50% of Secure Infrastructure and Services, LLC, the IBM Power Cloud. ABC has an excellent reputation that spans 25 years and is a Premium Partner of IBM providing equipment, licensing, provisioning and managed services to their clients. ABC Services also provides high-level cyber security as part of their solutions portfolio.

DSC deliver’s their solutions over a highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet from their data centers.

DSC is positioned to leverage infrastructure, data centers, equipment capacity and leadership team to grow revenue and create value.

Positioned for organic growth, we will continue our strategy of growth through synergistic acquisitions. DSC believes opportunities exist to acquire service providers and intellectual property to enhance our solution portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our objective with acquisitions is to reduce costs through economies of scale while increasing market share and consolidating efforts.

We believe that through our strategy of partnership programs, as well as acquisition of synergistic service providers, we can create significant value.

The roll up of these technical companies and system integrators will also form a powerful distribution channel for both our current and future service offerings. This strategy will enable DSC to create a global presence and a recognizable premiere brand.

DESCRIPTION OF SERVICES AND SOLUTIONS

Data Storage Corporation (“DSC” or “the Company”) focuses on cyber security solutions, cloud and compliance. DSC provides Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions.

BUSINESS CONTINUITY SOLUTIONS: Disaster Recovery as a Service

DSC offers a fully automated service designed to reduce the overall costs associated with backup and recovery of application and file servers that enables organizations to centralize and streamline their data protection process. Business critical data can be backed up any time while servers are up and running.

The essence of data backup is the scheduled movement of “point-in-time” snapshots of data across a network to a remote location. DSC’s disk-to-disk backup and recovery solution is reliable and easy to use. As part of this service, DSC offers Continuous Data Protection (“CDP”), delta block processing, data de-duplication and large volume protection.

Significant advantages over traditional backup software:

●	Immediate off-site backup
●	Reduced backup windows
●	Elimination of tape management issues
●	Minimized costs associated with distributed backups
●	Elimination of human intervention
●	Encryption of all backed up data
●	Optimized bandwidth de-duplication and compression

Data Archiving – Lifecycle Management

Backup data must be managed throughout its life cycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (“RTO”). DSC offers policy based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. DSC creates restorable point in time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction. All of an enterprise's data can be placed into one of two categories; Critical information which is needed for day-to-day operations and resides in the system's primary storage for fast access; Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite.

Continuous Data Protection (“CDP”)

What if a database is corrupted in the middle of the workday? As data continually mounts in today’s fast paced business environment, organizations need to protect their systems on an ongoing basis, or risk losing mission critical data, information, and transactions, as well as associated business revenue. CDP solutions employ sophisticated I/O, CPU, and network throttling to achieve efficiency and reliability. Moreover, to protect against connectivity failures and interruptions, CDP features an auto resume mechanism that sustains replication and adapts according to the environment to achieve optimal and predictable performance.

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

Available for all IBM Power System’s iSeries, AIX, Linux and Windows operating systems. Instantly transfers data off-site to one of DSC’s secure data centers. All data is encrypted prior to transmission and remains encrypted “in-flight” and “at rest” to ensure protection and to meet today’s compliance standards.

Benefits of DR include:

●	Fast recovery times (in hours, not days)
●	No tapes to get lost or damaged
●	Virtual recovery that fully protects your server investment
●	Eliminate data recovery burden on IT resources

High Availability / Replication for both Windows and IBM Power i

Our cloud-based HA services provide businesses with cost effective access to best-in-class replication technologies for organizations of all sizes, operating in Windows, IBM Power Systems iSeries/AS400, MS Windows, Linux and AIX environments. For those companies that have recovery time objectives of 1 hour or less, DSC’s HA solution meets the high availability demands of their business. DSC’s HA solution is a subscription-based high availability offering. For a monthly subscription fee and long-term contract, DSC creates and maintains a mirror of its clients’ mission critical systems and data at a secure off-site data center ensuring their business is “switch ready.” During either planned or unplanned downtime, DSC’s HA solution ensures the business will continue to operate, by providing an essential Infrastructure as a Service (IaaS), switchable “mirror” of a client’s data and applications.

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

Cloud Based IBM Power i IaaS:

A fully managed service, offering “capacity on demand” for IBM Power Systems (AS400/IBM i, AIX) and Windows based applications. Infrastructure as a Service is both secure and a reliable solution for enterprises. IBM Power i servers are turned up in hours instead of weeks, as well as On Demand. Services are provided through our global partnership network. DSC helps mid-market firms built on IBM hardware platforms to deploy new levels of reliable and cost-effective computing and high availability solutions, leveraging the cloud and the benefits of Infrastructure as a Service (IaaS).

Message Logic

Email Archival, compliance & analytics: Services designed to keep email and message content safe, secure and accessible with powerful, cost-efficient email and IM archiving, monitoring and retrieval that is flexible, scalable and dependable.

Message Logic is distributed through IBM’s cloud marketplace and Amazon Web Services marketplace.

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

Benefit of MLArchiver

Ease of Use, Affordable

●	Intuitive design for ease of use; yet the features are advanced and powerful.

Records Management

●	Good record keeping is essential for any organization. MLArchiver captures all emails; full-text indexes the message and attachment, applies retention policies and turns emails into non-alterable records.

Regulatory & Litigation Process

●	MLArchiver make responding to regulatory or litigation search requests quick and easy. We meet the Federal Rules of Civil Procedure process for legal discovery and have advanced searching, dynamic folders, tagging, legal hold management and exporting options.

Compliant

●	Nearly all industries have one or more regulations which require them to treat emails as corporate records and produce them when requested. ML is a fully compliant solution.

Analytics

●	50 custom and standard analytics to let management “Know what is being archived” with real-time alerts. Identify and report on business-critical information.

Employee Access & Email Storage Cost

●	Emails older than six months are infrequently accessed. MLArchiver provides tools for employee access via web interface or Outlook. Archive storage is lower cost storage for cost reductions.

Cyber Security

DSC, with the acquisition of ABC, offers end to end Cyber Security Services including risk assessment, design, fulfillment, implementation, monitoring, management and compliance reporting.  Security and networking solutions include firewall, VPN, anti-malware, intrusion prevention, application control, Web filtering, anti-spam, DLP, WAN acceleration, WLAN control, subscription monitoring and management services available in the cloud and/or on premise.

IBM Equipment and Storage

The ABC assets which we recently acquired, has been an established IBM Premier Business Partner for over 20 years. We actively collaborate with IBM to deliver significant client value through innovative solutions. Together, we offer clients the highest quality service for IBM products, specifically Power and Flex Systems. As an IBM Premier Partner, we bring the benefits of experts on all of IBM's latest Power8 System services and solutions for i, p, x and Flex platforms.

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

CORPORATE HISTORY

To date, DSC consummated a share exchange with Data Storage Corporation, a Delaware corporation in October 20, 2008, and DSC subsequently changed its name from Euro Trend Inc. to Data Storage Corporation. DSC acquired the assets of SafeData, LLC in June 2010 and the assets of Message Logic LLC, (“Message Logic”) in October 2012.

In November 2012, DSC also entered into agreements with Amazon AWS to offer its Message Logic email archiving software through the AWS marketplace and to offer stand-by-server and storage solutions.

In December 2012, DSC was accepted as an IBM Service provider for cloud solutions and Message Logic is available on the IBM cloud marketplace.

In October 2016, DSC purchased the assets of ABC which included the remaining 50% of the Secure Infrastructure and Services venture.

The result of these acquisitions, joint venture and strategic alliances combined with DSC’s legacy disaster recovery and business continuity solutions positions DSC as a potential leader in business to business disaster recovery as a service, infrastructure as a service on the IBM Power i mid-range servers, email compliance with Software as a Service (SaaS). DSC will continue to provide our solutions and continue our planned industry consolidations.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.	PROPERTIES

Our principal office is located at 68 South Service Road, Suite 100, Melville, NY 11747. Our other properties include office space at 48 South Service Road, Suite LL90, Melville, NY 11747 and 535 Centerville Road, Warwick, RI 02886, and a data center located at 115 Second Avenue Waltham, MA 02451. Our corporate telephone number is (212) 564-4922. We believe the current facilities are adequate for the near future.

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

Quarterly ended	Low Price	High Price
March 31, 2015	$0.02	$0.10
June 30, 2015	$0.04	$0.06
September 30, 2015	$0.03	$0.05
December 31, 2015	$0.03	$0.03
March 31, 2016	$0.02	$0.02
June 30, 2016	$0.02	$0.02
September 30, 2016	$0.02	$0.02
December 31, 2016	$0.06	$0.06

HOLDERS OF OUR COMMON STOCK

As of April 17, 2017, we had 52 shareholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation “2008 Equity Incentive Plan” and “2010 Incentive Award Plan” on page 44 for DSC’s equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

During the past fiscal year, we have issued unregistered shares of common stock and options for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act :

On March 8, 2016, an employee was issued 250,000 stock options at an exercise price of $0.35 with an expiration date of March 8, 2026.

On October 25, 2016, the Company, through its wholly-owned subsidiary (the "Subsidiary"), entered into and closed two Asset Purchase Agreements (collectively, the "Purchase Agreements") with ABC Services Inc. (“ABC I”), a New York corporation, and ABC Services II Inc. ("ABC II" and collectively with ABCI, "ABC"), a New York Corporation, pursuant to which the Subsidiary purchased certain assets from ABC, including tangible assets and service agreements, in consideration of an aggregate 64,669,936 shares of common stock of the Company (the "Shares"). The Closing occurred on October 25, 2016. Harold J. Schwartz and Thomas C. Kempster, officer and directors of the Company, are the sole shareholders of ABC.

In addition, on October 26, 2016 (the "Effective Date"), the Company entered into three Conversion Agreements with three affiliates (collectively, the "Affiliates") of the Company pursuant to which the Company and the Affiliates converted an aggregate of $2,678,124 in debt owed by the Company to the Affiliates into shares of common stock of the Company at a conversion price of $0.10 per share (the "Conversion Price") resulting in the issuance of an aggregate of 26,781,242 shares of common stock of the Company to the Affiliates. Specifically, the Company and Charles Piluso converted $1,802,521 into 18,025,210 shares of common stock of the Company, John Coghlan converted $138,822 into 1,388,220 shares of common stock of the Company and Clifford Stein converted $736,781 into 7,367,812 shares of common stock of the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or “the Company”) focuses on cyber security solutions, cloud and compliance. DSC provides Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. We continue to pivot in this dynamic industry with new solutions and service offerings. The October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and the remaining 50% of Secure Infrastructure and Services LLC supports our acquisition strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

The Company sells their services through direct sales and distributors. DSC owns intellectual property with our proprietary email archival and data analytics software, Message Logic. We provide Recovery Cloud solutions and Infrastructure as a Service. Our distributors, typically Managed Service Providers, have a lower barrier of entry to provide these solutions to their client base.

DSC is a 16-year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de-duplication; and, virtualized system recovery.

DSC has forged significant relationships with leading organizations creating valuable partnerships.

Headquartered in Melville, NY, with additional offices in Melville, NY and Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from the sale and subscription of services and solutions, managed services and equipment and sales provisioning. DSC has infrastructure and storage equipment in several technical centers in New York State and Massachusetts.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business. DSC’s mission is to provide a high level of service to our clients.

DSC varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATIONS

Year ended December 31, 2016 as compared to December 31, 2015

From October 27 through December 31, 2016, the activity for the acquisition of ABC Services Inc. and ABC Services II Inc. is also accounted for in the year ended December 31, 2016.

Net Sales. Net sales for the year ended December 31, 2016 were $4,384,930 an increase of $393,579 or 10%, compared to $3,991,351 for the year ended December 31, 2015. The increase is attributable to the acquisition of ABC Services Inc. and ABC Services II Inc.

Cost of Sales. For the year ended December 31, 2016, cost of sales were $3,104,014 an increase of $601,460 from $2,502,524 for the year ended December 31, 2015. The increase is attributable to the acquisition of ABC Services Inc. and ABC Services II Inc. The Company's gross margin is 32.7% for the year ended December 31, 2016 as compared to 29.2% for the year ended December 31, 2015.

Operating Expenses. For the year ended December 31, 2016, operating expenses were $1,881,478 an increase of $381 as compared to $1,881,097 for the year ended December 31, 2015. The net increase is a result of the combined expenses of the entities net of the synergies which were achieved in the combination.

Other Income (Expense) Interest income for year ended December 31, 2016 and 2015 remained the same at $2. Interest expense for the year ended December 31, 2016 decreased $59,675 to $228,277 from $287,652 as compared to the year ended December 31, 2015.

Net Loss. Net loss for the year ended December 31, 2016 was $893,390 an increase of $199,050 as compared to net loss of $694,340 for the year ended December 31, 2015. DSC’s loss was primarily a result of the acquisition of ABC Services Inc. and ABC Services II Inc.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business. DSC has been funded by Mr. Charles M Piluso, DSC’s Chief Executive Officer and largest shareholder combined with private placements of DSC’s common stock. DSC has been successful in raising money as needed. There is no guarantee that Mr. Piluso will continue to fund the Company. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed. Further it is the intention of management to continue to raise money through stock issuances and to fund DSC on an as needed basis. In 2017, we intend to continue to work to increase our presence in the IBM Power i and email compliance marketplaces utilizing our increased technical expertise, capacity for data storage and managed services.

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

During the year ended December 31, 2016, DSC's cash increased $188,772 to $255,817 from $67,045 at December 31, 2015. Net cash of $57,144 was provided by DSC's operating activities and cash of $241,583 was provided by investing activities. Net cash of ($109,955) was used in financing activities. This result is attributable to the acquisition of assets of ABC Services Inc. and ABC Services II, Inc.

DSC's working capital deficit was $2,491,976 at December 31, 2016, decreasing $685,101 from $3,177,077 at December 31, 2015. The decrease is attributable to the acquisition of the assets of ABC Services Inc. and ABC Services II Inc. and the conversion of short-term convertible debt of $902,000.

Share Based Compensation

DSC follows the requirements of FASB ASC 718-10-10, Share Based Payments with regards to stock-based compensation issued to employees. DSC has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded.

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

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE” s).

CRITICAL ACCOUNTING POLICIES

DSC's financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2015, FASB issued Accounting Standards Update (ASU) No. 2015-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore the current year adoption of this standard did not have a significant effect on the consolidated financial statements.

On August 2015, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2015-05 did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The adoption is not expected to have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2016 and 2015, DSC had interest expense, net of interest income, of $228,277 and $287,652, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

We have audited the accompanying consolidated balance sheets of Data Storage Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. Data Storage Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Corporation and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 18, 2017

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$255,817	$67,045
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2016 and $15,000 in 2015)	807,515	118,619
Prepaid expenses and other current assets	231,432	231,443
Total Current Assets	1,294,764	417,107

Property and Equipment:
Property and equipment	3,401,251	3,375,958
Less—Accumulated depreciation	(3,222,591)	(3,064,492)
Net Property and Equipment	178,660	311,466

Other Assets:
Goodwill	3,985,700	2,201,828
Employee loans	-	85,800
Other assets	54,503	6,060
Intangible assets, net	329,242	350,433
Investment in joint venture – at equity	-	20,117
Total Other Assets	4,369,445	2,664,238

Total Assets	5,842,870	3,392,811

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	1,219,247	1,051,349
Revolving credit facility	50,412	99,292
Accounts payable from acquisition	374,762
Dividend payable	619,138	513,073
Deferred revenue	919,103	436,563
Leases payable	254,078	241,983
Note payable – Enterprise Bank	350,000	350,000
Convertible debt – related parties, net of discount	-	901,924
Total Current Liabilities	3,786,740	3,594,184

Deferred rental obligation	1,904	1,251
Convertible debt – related parties	-	1,189,439
Note payable related party	190,000	12,000
Leases payable long-term	133,825	346,583
Total Long-Term Liabilities	325,729	1,549,273

Total Liabilities	4,112,469	5,143,457

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,039,418 shares issued and outstanding in each period	128,039	36,588
Additional paid in capital	17,194,383	12,805,332
Accumulated deficit	(15,593,423)	(14,593,968)
Total Stockholders' Equity(Deficit)	1,730,401	(1,750,646)
Total Liabilities and Stockholders' Equity(Deficit)	$5,842,870	$3,392,811

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

Sales	$4,384,930	$3,991,351

Cost of Sales	3,104,014	2,502,524

Gross Profit	1,280,916	1,488,827

Selling, General and Administrative	1,881,478	1,881,097

Loss from Operations	(600,562)	(392,270)

Other Income (Expense)
Interest income	2	2
Other income	1,876	-
Loss on sale and abandoned equipment	-	(6,338)
Net gain on equity method investment	17,863	4,418
Loan Impairment	(85,800)
Other expense – litigation settlement	-	(12,500)
Bad debt recovery	1,508	-
Interest expense	(228,277)	(287,652)
Total Other (Expense)	(292,828)	(302,070)

Loss Before Provision for Income Taxes	(893,390)	(694,340)

Provision for Income Taxes	-	-

Net Income (Loss)	(893,390)	(694,340)

Preferred Stock Dividend	(106,065)	(96,013)

Net Income (Loss) Available to Common Shareholders	$(999,455)	$(790,353)

Earnings (Loss) per Share – Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Number of Shares - Basic and Diluted	53,375,169	36,588,240

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015

Net loss	$(893,390)	$(694,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	189,289	504,499
Amortization of debt discount		-
Non-cash interest expense		209,136
Net (gain) loss on equity method investment	(17,863)	(4,418)
Net (gain) loss on sale of equipment		6,699
Bad Debt	22,157
Impairment of employee loans	85,800
Stock-based compensation	48,560	126,521
Changes in Assets and Liabilities:
Accounts receivable	(254,934)	(4,063)
Other assets	22,430	(450)
Prepaid expenses and other current assets	12	(112,675)
Employee loan	-	(9,700)
Accounts payable and accrued expenses	701,747	100,817
Deferred revenue	152,683	(33,704)
Deferred rent	653	653
Net Cash Provided by (Used in) Operating Activities	57,144	88,975

Cash Flows from Investing Activities:
Cash acquired in acquisition	241,583	-
Net Cash Provided by Investing Activities	241,583	-

Cash Flows from Financing Activities:

Issuance of convertible debt	-	92,000
Repayments of capital lease obligations	(200,663)	(223,378)
Repayments of credit line	(99,292)	(1,000)
Proceeds from related party loans	190,000
Net Cash Provided by (Used in) Financing Activities	(109,955)	(132,378)

Increase (Decrease) in Cash and Cash Equivalents	188,772	(43,403)

Cash and Cash Equivalents, Beginning of Year	67,045	110,448

Cash and Cash Equivalents, End of Year	$255,817	$

Cash paid for interest	$228.276	$78,518

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities: Accrual of preferred stock dividend	$106,065	-
Acquisition of equipment under capital lease in connection with asset purchase agreement	25,292
Conversion of due to related party to convertible debt	$-
Conversion of due to officer to convertible debt	$-	$1,065,762
Stock issued in connection with Asset Purchase Agreement	$64,670	$-
Stock issued in connection with convertible debt conversion	$26,781	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2015	1,401,786	1,402	36,588,240	36,588	12,678,811	(13,803,615)	(1,086,814)

Stock-based compensation	-	-	-	-	126,521	-	126,521

Stock option exercised	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(694,340)	(694,340)

Preferred stock dividend	-	-	-	-	-	(96,013)	(96,013)

Balance December 31, 2015	1,401,786	1,402	36,588,240	36,588	12,805,332	(14,593,968)	(1,750,646)

Stock-based compensation	-	-	-	-	48,560	-	48,560

Capital Stock Issued			64,669,936	64,670	1,699,282		1,763,952

Conversion of Convertible debt			26,781,241	26,781	2,641,209		2,667,990

Net Loss	-	-	-	-	-	(893,390)	(893,390)

Preferred stock dividend	-	-	-	-	-	(106,065)	(106,065)

Balance December 31, 2016	1,401,786	$1,402	128,039,418	$128,039	$17,194,384	$(15,593,423)	$1,730,401

The accompanying notes are an integral part of these consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors.

DSC derives revenues from long term subscription services and professional services related to the implementation of subscription services that provide businesses in the education, government and healthcare industries protection of critical computerized data. In 2009, the Company’s revenues consisted primarily of offsite data backup, de-duplication, continuous data protection and Cloud Disaster Recovery solutions and protecting information for our clients. In 2010, DSC expanded its solutions based on the asset acquisition of SafeData. In 2012, DSC continued to assimilate organizations, expanded its technology as well as its technical group and positioned the new organization for growth. In October 2012, DSC purchased the software and assets of Message Logic. In October 2016, DSC purchased the assets of ABC including the remaining 50% of Secure Infrastructure and Services.

DSC maintains equipment for cloud storage and cloud computing in our data centers in New York State and Massachusetts DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. DSC’s network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended December 31, 2016, the Company generated revenues of $4,384,930 but has incurred a net loss attributable to common shareholders of ($1,017,318). Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The adoption is not expected to have a material impact on our statement of financial position.

In June 2015, FASB issued Accounting Standards Update (ASU) No. 2015-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore there is no anticipation of any effect to the consolidated financial statements.

On August 2015, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The adoption is permitted.

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

In January 2017, FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other Simplifying the Accounting for Goodwill” (ASU 2017-04”) requires goodwill impairment loss to be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The new guidance eliminates Step 2, which an entity used to measure goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. “In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination,” the ASU states. “Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.”

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant inter-company transactions and balances have been eliminated in consolidation. Operations for the year ended December 31, 2016 include the operations of ABC Services, Inc., ABC Services II, Inc. and Secure Infrastructure and Services, LLC from October 26, 2016 to December 31, 2016

Business combinations.

We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from product sales, customer contracts and acquired technologies, and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Reclassification

Certain amounts reported in previous years have been reclassified to conform to the 2015 presentation.

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

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2016 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the years ended December 31, 2016 and 2015 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2016, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2015, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

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

In January 2017, FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other Simplifying the Accounting for Goodwill” (ASU 2017-04”) requires goodwill impairment loss to be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The new guidance eliminates Step 2, which an entity used to measure goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. “In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination,” the ASU states. “Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.”

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $52,699 and $84,423 for advertising costs for the years ended December 31, 2016 and 2015, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2016 include 6,741,660 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2016	2015
Storage equipment	$2,100,931	$2,075,639
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data center equipment	666,680	666,680
	3,375,958	3,375,958
Less: Accumulated depreciation	3,222,591	3,064,492
Net property and equipment	$178,660	$311,466

Depreciation expense for the years ended December 31, 2016 and 2015 was $158,044 and $405,655, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2016
	Estimated life		Accumulated
	in years	Gross amount	Amortization

Goodwill	Indefinite	$3,985,700	-
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	-
Intangible assets subject to amortization
Customer list	5 - 15	897,274	872,300
Non-compete agreements	4	272,147	262,147

Total Intangible Assets		1,463,689	1,134,447

Total Goodwill and Intangible Assets		$5,449,389	$1,134,447

Scheduled amortization over the next five years as follows:

Years ending December 31,
2017	28,863
2018	3,333
2019	2,778
Total	$34,974

Amortization expense for the years ended December 31, 2016 and 2015 were $31,191 and $98,844 respectively.

Note 5 – Capital Lease Obligations

The company entered into a new lease agreement with Systems Trading, Inc. on May 1, 2015 to refinance all outstanding leases into one capital lease. This lease obligation is payable to Systems Trading, Inc. with monthly installments of $21,826 from June 1, 2015 through May 1, 2018. This lease is secured with the computer equipment and has been capitalized. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40, Debt Modifications and Extinguishments-Derecognition, the Company determined that modification accounting applied to the refinancing. The new capital lease obligation has an effective interest rate of 7.22%.

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

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2016	$405,958
Less amount representing interest	(18,056)
Total obligations under capital leases	387,902
Less current portion of obligations under capital leases	(254,078)
Long-term obligations under capital leases	$133,824

Long-term obligations under capital leases at December 31, 2016 mature as follows:

Year ending December 31,

2017	$254,078
2018	133,824
-
-
$387,902

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$1,361,995
Less: accumulated depreciation	1,150,597
$211,398

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, 3.75% at December 31, 2016, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2016, the Company has paid this in full.

Operating Leases

The Company currently leases office space in Melville, NY, and Warwick, RI.

The lease for office space in Melville, NY calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continues through December 31, 2017.

A second location that was part of the acquisition is also located in Melville, calls for monthly payments of $8,138 with a lease terminating in August 31, 2019.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending December 31,

2017	29,384
2018	29,520
2019	2,460
$61,364

Rent expense for the year ended December 31, 2016 and 2015 was $147,808 and $132,136 respectively.

Note 7 - Acquisition of business

On October 25, 2016, the Company, through its wholly-owned subsidiary (the "Subsidiary"), entered into and closed two Asset Purchase Agreements (collectively, the "Purchase Agreements") with ABC Services Inc. (“ABC I”), a New York corporation, and ABC Services II Inc. ("ABC II" and collectively with ABCI, "ABC"), a New York Corporation, pursuant to which the Subsidiary purchased certain assets from ABC, including tangible assets and service agreements, in consideration of an aggregate 64,669,936 shares of common stock of the Company (the "Shares"). The Closing occurred on October 25, 2016

On October 25, 2016, the Company acquired the assets of ABC of Melville, N Y for a preliminary purchase price of $1.75 million in the Company’s common stock. The purchase price is preliminary pending final purchase accounting adjustments, and the stock consideration to the seller was approved and executed by the Company’s board of directors.

ABC Services was a leading server and network solutions provider empowering their customers with innovative business technology, and helping them to prosper and surpass their competition with the ability and resources to meet all their IT systems integration needs, quickly and cost effectively.

Through October 25, 2016, the Company had a 50% non-controlling ownership interest in Secure Infrastructure & Services, LLC who provides Infrastructure-as-a-Service (IaaS) for IBM iSeries and AIX v7 systems, Power HA services and network infrastructure hardware and services as needed to support the IaaS and PowerHA implementation and ongoing needs for customers and services sold under the Company. The Company acquired control over the other 50% owner, so it now owns the JV 100% since the acquisition date.

The acquisition was accounted for as a business combination using the acquisition method. The Company is in the process of obtaining an independent appraisal. Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

Cash	$241,583

Accounts receivable	433,963

Prepaid and other assets	41,448

Property, plant and equipment	25,292

Intangible assets	10,000

Goodwill	1,783,872

Current liabilities	(772,206)

Purchase price	$1,763,952

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand. A portion of the goodwill balance is expected to be deductible for income tax purposes. The Company recognized approximately $45,000 of transaction costs related to the acquisition and the charges were reported in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition.

	2016	2015
Revenue	8,474,143	8,143,567

Loss from operations	(591,393)	(614,410)

Net Loss	(692,667)	(614,410)

Preferred dividend	(106,065)	(96,013)

Net loss attributable to common shareholders	(798,732)	(710,423)

Net loss per share	(0.01)	(0.01)

Note 8 –Conversion of Convertible Debt

In addition, on October 25, 2016 (the "Effective Date"), the Company entered into three Conversion Agreements with three affiliates (collectively, the "Affiliates") of the Company pursuant to which the Company and the Affiliates converted an aggregate of $2,678,124 in debt owed by the Company to the Affiliates into shares of common stock of the Company at a conversion price of $0.10 per share (the "Conversion Price") resulting in the issuance of an aggregate of 26,781,242 shares of common stock of the Company to the Affiliates. Specifically, the Company and Charles Piluso converted $1,802,521 into 18,025,210, the Company, John Coghlan converted $138,822 into 1,388,220 shares of common stock of the Company and the Company and Clifford Stein converted $736,781 into 7,367,812 shares of common stock of the Company.

Note 9 – Note Payable – Enterprise Bank

There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. We are in the process of a recommendation in the first half of 2017 for a new payment schedule. Interest only payments have been paid with the last monthly payment made in February 2017. The interest on this note was 5.32% and the maturity date was extended to April 30, 2016.

Note 10 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Note 11 Subsequent Events

Employee Chuck Paolillo was promoted to Chief Technology Officer after the merger. The board approved for Mr. Paolillo to receive 7% of his salary in stock options, subject to a company valuation.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2011," including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 2,140,429 options outstanding under this plan as of December 31, 2016.

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

There are 3,754,487 options outstanding under this plan as of December 31, 2016.

There were 245,513 shares available for future grants under the plans.

A summary of the Company's option activity and related information follows:

	Number of	Range of	Weighted
	Shares	Option Price	Average
	Under Options	Per Share	Exercise Price
Options Outstanding at January 1, 2015	6,854,802	$0.02 - 0.85	$0.28
Options Exercised	-	0.02	0.02
Options Outstanding at December 31, 2015	6,854,802	0.02 - 0.85	0.26
Options Granted	250,000	0.35 - 0.65	0.37
Options Forfeited	(363,142)	0.02 - 0.41	0.27
Options Outstanding at December 31, 2016	6,741,660	$0.02 - 0.85	$0.28

Options Exercisable at December 31, 2016	5,645,127	$0.02 - 0.85	$0.27

Share-based compensation expense for options totaling $48,560 was recognized in our results for the year ended December 31, 2016 is based on awards vested.

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

As of December 31, 2016, there was $12,410 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share based compensation plans that is expected to be recognized over a weighted average period of approximately 1.25 years.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2016 are set forth in the table below.

2016
Weighted average fair value of options granted	$0.03
Risk-free interest rate	2.24%
Volatility	229.13%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

		Range of
	Number of	Warrants	Weighted
	Shares Under	Price	Average
	Warrants	Per Share	Exercise Price
Warrants Outstanding at January 1, 2015	133,334	$0.02	$0.01
Warrants Granted	-	0.01	0.01
Warrants Cancelled	-	0.02	0.02
Warrants Outstanding at December 31, 2015	133,334	$0.01	$0.01
Warrants Granted	-	-	-
Warrants Outstanding at December 31, 2016	133,334	$0.01	$0.01

Warrants Exercisable at December 31, 2016	133,334	$0.01	$0.01

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at December 31, 2016 and 2013 were $619,138 and $513,073, respectively.

Note 12 - Income Taxes –

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2016	2015
CURRENT
Federal	$-	$-
State	-	-
Total current tax provision	-	-

DEFERRED
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision (benefit)	$-	$-

The components of deferred taxes are as follows:

Deferred Tax Assets:

Net operating loss carry-forward	$(2,570,982)	$(2,139,554)
Less: valuation allowance	(2,570,982)	(2,139,554)
Deferred tax assets	-	-
Deferred tax liabilities	-	-

Net deferred tax asset	$-	$-

The Company had federal and state net operating tax loss carry-forwards of $6,338,261 and $5,221,045, respectively as of December 31, 2016. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2015 and 2016, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is entirely due to the Net operating loss carry forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2016 and 2015.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2016	2015

Expected income tax benefit (loss) at statutory rate of 34%	$293,316	$117,505
State and local tax benefit, net of federal	61,251	24,538
Change in valuation account	(354,567)	(142,043)

Income tax expense (benefit)	$-	$-

Note 13 - Subsequent Events

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has determined that as of December 31, 2016, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2016, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future, DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Harold J. Schwartz engaged as President of the Company.

On December 13, 2016, Harold J. Schwartz was appointed to serve as Treasurer of the Company.

Thomas C. Kempster was engaged as President of Technical Operations of the Company.

On December 13, 2016, Thomas C. Kempster was appointed to serve as the Corporate Secretary and a director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the March 31, 2017. . Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	63	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Harold J. Schwartz	51	Director, Treasurer, President
Thomas C. Kempster	49	Director, Corporate Secretary, President of Technical Operations
John Argen	62	Director
Joseph B. Hoffman	59	Director
Lawrence A. Maglione Jr.	55	Director
Cliff Stein	59	Director
John Coghlan	61	Director
Todd Correll	49	Director

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

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. ITC had operations and agreements in countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure as president, Mr. Piluso grew the company to the fifth largest international facilities based carrier in the USA. Mr. Piluso's career in the telecommunications industry began in 1978 when he joined ITT Corporation (“ITT”). Over the years, Mr. Piluso was promoted from an entry level sales position to Sales Management, Marketing and Business Development in ITT’s Long Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service. Mr. Piluso holds a Bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Masters of Business Administration, all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, Mr. Piluso served on the Board of Trustees of Molloy College. Mr. Piluso serves on the Board of Governors at St. John’s University from 2001 to 2016; and, is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

John Argen. Mr. Argen has been a Director since 2008. Mr. Argen is a Business Consultant and Developer specializing in the information technology, telecommunications and construction industries. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms. From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produce gross revenues exceeding 100 million dollars in 2000. Mr. Argen has been a guest speaker at numerous corporate seminars and industry shows. He has been featured on NBC's "Business Now" which accredited his Technology Construction Management methodology as an innovative process for implementing high tech projects on time and within budget. Prior to DCC Systems Mr. Argen held senior management positions at ITT/Metromedia (15 years) and was VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company (2 years). Throughout his corporate tenure, he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. In a career that spans 30 years he has had full responsibility for technology related and construction projects worth over a billion dollars. Mr. Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

Joseph B. Hoffman. Mr. Hoffman has been a Director since 2008. Mr. Hoffman is a partner at Kelley Drye & Warren LLP in the firm’s Washington, D.C. office. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high net-worth individuals. Mr. Hoffman received his Bachelors’ of Science, cum laude, from the University of Maryland and his Juris Doctor degree, with honors, from the George Washington University Law School.

Lawrence A. Maglione. Mr. Maglione has been a Director since 2008. Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC. Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long distance telephone services and data connectivity to small and medium sized businesses. At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenure (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation. Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries. Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master’s of Science in Taxation and is a Certified Public Accountant.

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

Todd Correll. Mr. Correll has serves as the CEO and co-founder of North American Telecommunications Corporation, a Florida Corporation, d/b/a Broadsmart, from 2001 through the present. Todd grew Broadsmart from a small reseller of telecom services to nationwide facilities based VoIP company creating significant value. In 2016, the company was sold to Magic Jack. Currently Todd serves as CEO. Mr. Correll prior to his current role was vice president and general manager of Southeast Telephone Company; he holds a bachelor degree for Syracuse University in New York.

Harold J. Schwartz. Mr. Schwartz was appointed to serve as a director on July 6, 2015. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he was responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading Incorporated, a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his Bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

Thomas C. Kempster. Mr. Kempster serves as President of the Technical Services Group at Data Storage Corporation, prior to the acquisition Tom founded and developed ABC Services into one of New York’s oldest and most trusted solutions providers specializing in IBM power environments since 1994. As President, Tom was the company’s visionary and is responsible for developing strategic partnerships with many industry leaders such as IBM, Microsoft, and VMware to build a successful solution-driven business. ABC Services, with the help of its strategic partnerships works with organizations across the United States and continues to expand its reach. Tom began his career in 1985 as a computer technician at Systems Configuration Services (SCS) where he was trained on IBM System 3x hardware and software operating systems. In 1989, he was hired by Diversified Data Corp. as their general manager to assist in building a Technical Division to support IBM-specific sales. Tom spearheaded the service division into a successful and profitable entity within 36 months. He then joined CAC Leasing where his business development experiences further inspired his vision to form ABC Services.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

During the fiscal year ended December 31, 2016 the Company had an independent audit committee consisting of non-executive directors. The audit committee members include: John Coghlan and Cliff Stein. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time. DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

Family Relationships

One part-time employee, reporting to our controller, is the wife of the president of technical services and there is no direct report relationship.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Several officers and directors are currently behind their Section 16(a) filings. They are working to make sure the filings are completed in the near future.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to DSC’s Form 10-K filed on March 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2016 and 2015, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

Summary Compensation Table

Name &						Non-Equity
Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Compensation	Total
Charles M. Piluso,	2016	$99,203	-	-	$-	-	-	$99,203
President, Chief Executive
Officer, and Chairman of the
Board	2015	$148,973	-	-	$23,333	-	-	$172,306

(1)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End December 31, 2016" table below, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 2,140,429 options outstanding under this plan as of December 31, 2016.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2013 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan” (Restated Plan) The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the Restated Plan. Each of the awards will be evidenced by and issued under a written agreement. There are 4,714,373 options outstanding under this plan as of December 31, 2016.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2016

		Option Awards (1) (2)
			Equity
			Incentive
			Plan
		Number	Awards:
		of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Option	Options (#)	Unearned	Price	Expiration
Name	Approval Date	Exercisable	Options (#)	($)	Date
Charles M. Piluso	5/26/2009	23,058	0	0.32	5/25/2019
	12/15/2009	250,000	0	0.36	12/14/2019
	12/31/2009	13,888	0	0.36	12/30/2019
	12/16/2010	14,286	0	0.35	12/15/2020
(3)	3/6/2013	548,780	0	0.394	6/17/2022
	6/18/2013	357,143	0	0.394	6/17/2022
	12/13/2013	17,778	15,555	0.15	12/12/2023
	12/22/2015	0	66,666	0.35	12/21/2025

(1)	All of the options to purchase shares of our common stock awarded to Mr. Piluso (a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

(3)	The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

Compensation of Directors

None

(1)	The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2013) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

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

As of the end of 2015, we had the following securities authorized for issuance under our equity compensation plans:

Number of
securities
remaining
available for
future issuance
	Number of			under
	securities to be			equity
	issued upon			compensation
	exercise of		Weighted-average	plans (excluding
	outstanding		exercise price of	securities reflected
	options and		outstanding options,	in
	warrants		warrants and rights	column (a))
	(a)		(b)	(c)
Plan Category

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	6,741,660	(1)	$0.28	285,627

Total	6,741,660		$0.28	285,627

(1)	In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2015, we had 2,140,429 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2015, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2013, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2015, we had 4,714,373 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock on April 17, 2017 all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4) (12)	41,279,398	31.90%
Cliff Stein (5) (12)	10,860,553	8.47%
Harold J. Schwartz (6) (12)	32,368,301	25.27%
Thomas C. Kempster (12)	32,334,968	25.25%
John Coghlan (7) (12)	6,095,830	4.75%
Lawrence A. Maglione, Jr. (8) (12)	251,069	*
John Argen (9) (12)	184,564	*
Joseph Hoffman (10) (12)	184,564	*
Todd Correll (11) (12)	116,666	*

All Executive Officers and Directors as a group (9 people)	123,617,740	96.18%

* Less than 1%

(1)	The address for each person is 68 South Service Road, Melville, New York 11530.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 17, 2017. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 128,039,418 shares of common stock issued and outstanding as of April 17, 2017 and options that can be acquired within 60 days of April 17, 2017. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes (i) 18,226,486 shares of common stock held individually, (ii) 3,269,863 shares of common stock held by Piluso Family Associates, (iii) 9,204,614 shares of common stock held by The Bella Vita 2012 Trusts, (iv) 9,204,614 shares of common stock held by The Lasata 2012 Trusts, (v) options to acquire 1,307,154 shares of common stock and (vi) a common stock purchase warrant exercisable for 66,667 shares of common stock. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC. Mr. Piluso and his wife are the trustees of the trusts.

(5)	Includes (i) 10,717,301 shares of common stock and (ii) 143,252 shares of common stock issuable upon exercise of stock options.

(6)	Includes (i) 32,334,968 shares of common stock and (ii) 33,333 shares of common stock issuable upon exercise of stock options.

(7)	Includes (i) 5,862,330 shares of common stock held individually, (ii) options to acquire 166,833 shares of common stock and (iii) a common stock purchase warrant exercisable for 66,667 shares of common stock.

(8)	Includes (i) 33,172 shares of common stock held individually and (ii) options to acquire 217,897 shares of common stock.

(9)	Includes options to acquire 184,564 shares of common stock.

(10)	Includes options to acquire 184,564 shares of common stock.

(11)	Includes (i) options to acquire 91,666 shares of common stock and (ii) 25,000 shares of common stock.

(12)	Officer and/or director of the Company.

Jan Burman holds 1,401,786 shares of Series A Preferred Stock representing 100% of the Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into 1,401,786 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2016 each of Messrs. Argen, Hoffman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPALACCOUNTANT FEES AND SERVICES

Audit Fees

DSC’s fiscal years ended December 31, 2016 and 2015 was billed approximately $55,000 and $55,000 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For DSC’s fiscal years ended December 31, 2016 and 2015, it was billed approximately $4,500 and $4,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

EXHIBIT INDEX

Exhibits
#	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.9	10% Convertible Promissory Note due April 30, 2015 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2013).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2013).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2013).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).
10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2013).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2013).
10.13	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2013).
10.14	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2013).
10.15	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2013).
10.16	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2013).
10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016)
10.17	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016)
10.19	Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016 (incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016)
10.20	Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)
10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2013).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated April 17, 2017

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer, Chief	April 17, 2017
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ John Argen	Director	April 17, 2017
John Argen

/s/ Todd Correll	Director	April 17, 2017
Todd Correll

/s/ Joseph B. Hoffman	Director	April 17, 2017
Joseph B. Hoffman

/s/ Lawrence A. Maglione Jr.	Director	April 17, 2017
Lawrence A. Maglione Jr.

/s/ John Coghlan	Director	April 17, 2017
John Coghlan

/s/ Cliff Stein	Director	April 17, 2017
Cliff Stein

/s/ Harold J. Schwartz	Director	April 17, 2017
Harold J. Schwartz

/s/ Thomas C. Kempster	Director	April 17, 2017
Thomas C. Kempster

