Form 10-Q
period 2017-03-31
Data Storage Corp
filed 2017-05-22
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 South Service Road Melville, N.Y	11747
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 128,039,418

DATA STORAGE CORPORATION

FORM 10-Q

March 31, 2017

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$150,322	$255,817
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2017 and $90,000 in 2016)	954,827	807,515
Prepaid expenses and other current assets	224,747	231,432
Total Current Assets	1,329,896	1,294,764

Property and Equipment:
Property and equipment	5,148,347	3,401,251
Less—Accumulated depreciation	(3,309,746)	(3,222,591)
Net Property and Equipment	1,838,601	178,660

Other Assets:
Goodwill	3,985,700	3,985,700
Other assets	50,903	54,504
Intangible assets, net	320,750	329,242
Total Other Assets	4,357,353	4,369,446

Total Assets	7,525,850	5,842,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,246,011	1,219,247
Revolving credit facility	—	50,412
Accounts payable from acquisition	—	374,762
Dividend payable	647,346	619,138
Deferred revenue	761,730	919,103
Leases payable – related party	614,292	254,078
Note payable – bank	350,000	350,000
Total Current Liabilities	3,619,379	3,786,740

Deferred rental obligation	1,796	1,904
Note Payable – related party	416.435	190,000
Leases payable long-term – related party	1,414,024	133,825
Total Long Term Liabilities	1,832,255	325,729

Total Liabilities	5,451,634	4,112,469

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,039,418 shares Issued and outstanding in each period	128,039	128,039

Additional paid in capital	17,197,485	17,194,383
Accumulated deficit	(15,252,710)	(15,593,423)
Total Stockholders’ (Deficit) Equity	2,074,216	1,730,401
Total Liabilities and Stockholders’ (Deficit)	$7,525,850	$5,842,870

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,
	2017	2016

Sales	$2,323,915	$984,620

Cost of sales	1,324,058	616,316

Gross Profit	999,857	368,304

Selling, general and administrative	605,066	438,110

Income (Loss) from Operations	394,791	(69,806)

Other Income (Expense)
Interest income	19	—
Bad Debt Recovery	1,542	1,508
Net income (loss) in equity method investment	—	(9,087)
Interest expense	(27,430)	(67,428)
Total Other Income (Expense)	(25,869)	(75,007)

Income (loss) before provision for income taxes	368,922	(144,813)

Provision for income taxes	—	—

Net Income (loss)	368,922	(144,813)

Preferred Stock Dividend	(28,208)	(25,534)

Net Income (loss) Attributable to Common Shareholders	$340,714	$(170,347)

Income (loss) per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares - Basic and Diluted	128,039,418	36,588,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income (loss)	$368,922	$(144,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	95,646	71,366
Net (gain) loss on equity method investment	—	9,087
Non-cash interest expense	—	52,299
Stock based compensation	3,102	12,140
Changes in Assets and Liabilities:
Accounts receivable	(147,312)	14,621
Other assets	3,600	(2,100)
Prepaid expenses and other current assets	6,686	5,955
Accounts payable and accrued expenses	(100,978)	96,808
Deferred revenue	(157,373)	(43,455)
Deferred rent	(108)	163
Net Cash Provided by Operating Activities	72,185	72,071

Cash Flows from Financing Activities:
Repayment of loan obligations	(70,997)	—
Repayments of capital lease obligations	(106,683)	(59,176)
Net Cash Used in Financing Activities	(177,680)	(59,176)

Increase (Decrease) in Cash and Cash Equivalents	(105,495)	12,895

Cash and Cash Equivalents, Beginning of Period	255,817	67,045

Cash and Cash Equivalents, End of Period	$150,322	$79,940

Cash paid for interest	$27,430	$15,131

Cash paid for income taxes	$—	$—

Non cash investing and financing activities:
Accrual of preferred stock dividend	$28,208	$25,234
Assets acquired by capital lease	$1,747,096	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors. The Company focuses on cyber security solutions, cloud and compliance. DSC provides Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. DSC’s mission: Protecting its client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information.

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

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the three months ended March 31, 2017, the Company has generated revenues of $2,323,915 but has incurred a net profit attributable to common shareholders of $340,714. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The Company has been funded by the Mr. Charles M. Piluso, the Company’s Chief Executive Officer (“CEO”) and largest shareholder since inception as well as several Directors. It is the intention of Mr. Piluso to continue to fund the Company on an as needed basis.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees. The Company has stock-based incentives for consultants and employees that over achieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using closing price on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. Management is currently reviewing the ASU; however, they believe they currently account for revenue in a manner consistent with the new guidance; therefore, there is no anticipation of any effect to the consolidated financial statements.

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

In April 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Adoption of ASU 2016-05 did not have a material impact on our financial position or results of operations.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2017 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

Cash, Cash Equivalents and Short Term Investments

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

For the three months ended March 31, 2017 and 2016 DSC did not have any customer concentrations.

Accounts Receivable/Allowance for Doubtful Accounts

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, noninterest bearing customer obligations. Accounts receivables are due within 30 days. The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients are invoiced in advance for services as reflected in deferred revenue on the Company’s balance sheet.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2017, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of March 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2015, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed twostep goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $7,711 and $35,969 for advertising costs for the years ended March 31, 2017 and 2016, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2017 include 7,104,802 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2017	December 31, 2016
Storage equipment	$2,100,932	2,100,932
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	2,413,775	666,680
	5,148,346	3,401,251
Less: Accumulated depreciation	3,309,746	3,222,591
Net property and equipment	$1,838,601	178,660

Depreciation expense for the three months ended March 31, 2017 and 2016 was $87,154 and $63,707, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2017
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,985,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	879,403
Non-compete agreements	4	272,147	263,536

Total Intangible Assets		1,463,689	1,142,939

Total Goodwill and Intangible Assets		$5,449,389	$1,142,939

Scheduled amortization over the next two years as follows:

For The Twelve Months ending March 31,
2018	21,204
2019	3,333
2020	1,944
Total	$26,481

Amortization expense for the three months ended March 31, 2017 and 2016 was $8,492 and $7,659 respectively.

Note 4 – Capital Lease Obligations – Related Party

The company entered into a new lease agreement with Systems Trading, Inc., an entity 100% owned by a major shareholder, on May 1, 2014 to refinance all outstanding leases into one capital lease. This lease obligation is payable to Systems Trading, Inc. with monthly installments of $21,826 from June 1, 2014 through May 1, 2018. This lease is secured with the computer equipment and has been capitalized. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40, Debt Modifications and Extinguishments-Derecognition, the Company determined that modification accounting applied to the refinancing. The new capital lease obligation has an effective interest rate of 7.22%.

On July 10, 2016, the Company entered into a lease with Systems Trading, Inc. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%. On November 1, 2016, the Company added to the existing lease with Systems Trading. The lease addendum totaled $7,998, calls for monthly payments of $258 and expires on March 1, 2018. It carries no interest.

On January 24, 2017, the Company entered into a lease with Systems Trading, Inc. to refinance old leases referenced above and to add newly acquired data center equipment. The lease is for calls for monthly payments of $59,940 and expires on February 1, 2020. It carries an interest rate of 6%.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2017	$2,225,697
Less amount representing interest	(197,381)
Total obligations under capital leases	2,028,316
Less current portion of obligations under capital leases	(614,292)
Long-term obligations under capital leases	$1,414,024

Long-term obligations under capital leases at March 31, 2017 mature as follows: For the twelve months ending March 31,
2018	$719,280
2019	719,280
2020	787,137
$2,225,697
The assets held under the capital leases are included in property and equipment as follows:
Equipment	$3,109,090
Less: accumulated depreciation	1,220,921
$1,888,169

Note 5 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

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

Minimum obligations under these lease agreements are as follows:

For the Year Ending March 31,

2018	129,618
2019	127,701
2020	17,267
$274,586

Rent expense for the three months ended March 31, 2017 and 2016 was $52,309 and $34,943 respectively.

Note 6 - Acquisition of business

The unaudited pro forma condensed combined financial statements presented below have been prepared in order to present combined results of operations of the Company, ABC I and ABC II as if the asset acquisition had occurred as of January 1, 2016.

Three months ended March 31, 2016
Revenue	2,553,414

Loss from operations	254,723

Net Loss	254,723

Preferred dividend	(25,534)

Net loss attributable to common shareholders	280,258

Net loss per share	(0.01)

Note 7 - Note Payable – Related Party

On January 24, 2017, the Company refinanced accounts payable acquired in the business acquisition on October 25th 2016 with a non- interest bearing note to the Company’s President in consideration of a $247,020 loan. The repayment terms of the note are $10,292.50 for a term of 24 months commencing on February 1, 2017.

Note 8 – Note Payable – bank

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

Note 9 - Stockholders’ (Deficit)

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘will,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘intends,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘predicts,’ ‘potential,’ or ‘continue’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

Net Sales. Net sales for the three months ended March 31, 2017 were $2,323,915, an increase of $1,339,295, or 136.02%, compared to $984,620 for the three months ended March 31, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Cost of Sales. For the three months ended March 31, 2017, cost of sales were $1,324,058, an increase of $707,742, or 114.83%, compared to $616,316 for the three months ended March 31, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Operating Expenses. For the three months ended March 31, 2017, operating expenses were $605,066, an increase of $165,956, or 37.88%, as compared to $438,110 for the three months ended March 31, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Other Income (expense). Interest income for the three months ended March 31, 2017 increased $19 to $19 from $0 for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2017 decreased $39,997 to $27,430 from $67,428 for the three months ended March 31, 2016. This decrease is a result of the Company entering into conversion agreements for outstanding convertible debt.

Net Profit (loss). Net profit or the three months ended March 31, 2017 was $368,922 an increase of $513,735 as compared to net loss of ($144,813) for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has been funded by the CEO and largest shareholder combined with private placements of the Company’s stock. The Company has been successful in raising money as needed. There is no guarantee that Mr. Piluso will continue to fund the Company. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.  Further it is the intention of management to continue to raise money through stock issuances and to fund the Company on an as needed basis. During 2017, we intend to continue to work to increase our presence in the IBM marketplace utilizing our increased technical expertise, capacity for data storage and managed services and expand our presence in the email archiving marketplace through our acquisition of Message Logic.

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

During the three months ended March 31, 2017 the Company’s cash decreased $105,495 to $150,322 from $255,817 at December 31, 2016. Net cash of 72,185 was provided by the Company’s operating activities. Net cash of $177,680 was used in the Company’s financing activities, primarily due to refinancing of old capital leases and additional capital lease financing.

DSC’s working capital deficit was $2,289,483 at March 31, 2017, decreasing $202,493 or 9% from $2,491,976 at December 31, 2016. The decrease is attributable to the acquisition of the assets of ABC Services Inc. and ABC Services II Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the three ended March 31, 2017 and 2016, DSC had interest expense, net of interest income, of $27,430 and $67,428, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2017, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our accounting and finance department.

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

As a smaller reporting company, we are not required to provide disclosure pursuant to this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

(b)	Exhibits

#	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).

4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)

4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan(incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)

4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)

4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).

4.9	10% Convertible Promissory Note due April 30, 2016 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).

10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).

10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).

10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).

10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).

10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).

10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).

10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).

10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).

10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).

10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).

10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).

10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).

10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016) Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016

10.18	(incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016

10.19	(incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)

10.20	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016(incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).

10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016)

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).

21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 22, 2017
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)