Form 10-Q
period 2017-06-30
Data Storage Corp
filed 2017-08-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 South Service Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2017, was 128,039,418

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2017

2

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$183,998	$255,817
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2017 and $90,000 in 2016)	665,237	807,515
Prepaid expenses and other current assets	183,338	231,432
Total Current Assets	1,032,573	1,294,764

Property and Equipment:
Property and equipment	5,226,246	3,401,251
Less—Accumulated depreciation	(3,414,873)	(3,222,591)
Net Property and Equipment	1,811,373	178,660

Other Assets:
Goodwill	3,985,700	3,985,700
Other assets	50,903	54,504
Intangible assets, net	312,258	329,242
Total Other Assets	4,348,861	4,369,446

Total Assets	7,192,807	5,842,870
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,039,312	1,219,247
Revolving credit facility	—	50,412
Accounts payable from acquisition	—	374,762
Dividend payable	676,265	619,138
Deferred revenue	720,937	919,103
Leases payable – related party	648,655	254,078
Note payable – bank	350,000	350,000
Total Current Liabilities	3,435,169	3,786,740

Deferred rental obligation	1,550	1,904
Note Payable – related party	374,991	190,000
Leases payable long-term – related party	1,303,330	133,825
Total Long Term Liabilities	1,679,871	325,729

Total Liabilities	5,115,040	4,112,469

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,039,418 shares Issued and outstanding in each period	128,039	128,039
Additional paid in capital	17,200,588	17,194,383
Accumulated deficit	(15,252,262)	(15,593,423)
Total Stockholders’ (Deficit) Equity	2,077,767	1,730,401
Total Liabilities and Stockholders’ (Deficit)	$7,192,807	$5,842,870

The accompanying notes are an integral part of these consolidated financial statements.

3

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$2,027,285	$1,004,613	$4,351,200	$1,989,233

Cost of sales	1,215,961	621,996	2,540,019	1,238,312

Gross Profit	811,324	382,617	1,811,181	750,921

Selling, general and administrative	744,136	503,463	1,349,202	941,573

Income (Loss) from Operations	67,188	(120,846)	461,979	(190,652)

Other Income (Expense)
Interest income	13	—	33	—
Miscellaneous	636		636
Interest expense	(38,472)	(66,808)	(65,902)	(134,236)
Bad Debt Recovery	—	—	1,542	1,508
Net gain (loss) on equity method investment	—	8,877	—	(210)
Total Other Income (Expense)	(37,823)	(57,931)	(63,691)	(132,938)

Income (loss) before provision for income taxes	29,365	(178,777)	398,288	(323,590)

Provision for income taxes	—	—	—	—

Net Income (loss)	29,365	(178,777)	398,288	(323,590)

Preferred Stock Dividends	(28,919)	(26,178)	(57,127)	(51,712)

Net Income (loss) Attributable to Common Stockholders	$446	$(204,955)	$341,161	$(375,302)

Income (loss) per Share – Basic and Diluted	$(0.00)	$(0.01)	$0.00	$(0.01)
Weighted Average Number of Shares - Basic and Diluted	128,039,418	36,588,240	128,039,418	36,588,240

The accompanying notes are an integral part of these condensed consolidated financial statements

4

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income (loss)	$398,288	$(323,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	209,266	123,542
Write off employee loan		85,800
Net (gain) loss on equity method investment	—	210
Non-cash interest expense	—	104,598
Stock based compensation	6,205	24,280
Changes in Assets and Liabilities:
Accounts receivable	142,278	(104,104)
Other assets	3,600	(9,096)
Prepaid expenses and other current assets	48,095	92,966
Employee Loan	—	—
Accounts payable and accrued expenses	(224,877)	151,376
Deferred revenue	(198,166)	(32,817)
Deferred rent	(354)	327
Net Cash Provided by Operating Activities	384,335	113,492

Cash Flows from Financing Activities:
Advances from officer	—	15,000
Repayment of loan obligations	(195,241)	—
Repayments of capital lease obligations	(260,913)	(119,222)
Net Cash Used in Financing Activities	(456,154)	(104,222)

Increase (Decrease) in Cash and Cash Equivalents	(71,819)	9,270

Cash and Cash Equivalents, Beginning of Period	255,817	67,045

Cash and Cash Equivalents, End of Period	$183,998	$76,315

Supplemental Disclosures:
Cash paid for interest	$65,902	$28,340

Cash paid for income taxes	$—	$—

Non cash investing and financing activities:
Accrual of preferred stock dividend	$57,127	$51,712
Assets acquired by capital lease	$1,824,996	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the six months ended June 30, 2017, the Company has generated revenues of $4,351,200 and achieved a net profit attributable to common shareholders of $341,161.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2017 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the six months ended June 30, 2017 and 2016 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2017, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2015, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $83,751 and $70,032 for advertising costs for the years ended June 30, 2017 and 2016, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2017 include 6,741,660 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2017	December 31, 2016
Storage equipment	$2,100,932	2,100,932
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	2,491,675	666,680
	5,226,246	3,401,251
Less: Accumulated depreciation	3,414,873	3,222,591
Net property and equipment	$1,811,373	178,660

Depreciation expense for the six months ended June 30, 2017 and 2016 was $192,282 and $108,224, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2017
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,985,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	887,062
Non-compete agreements	4	272,147	264,369

Total Intangible Assets		1,463,689	1,151,431

Total Goodwill and Intangible Assets		$5,449,389	$1,151,431

Scheduled amortization over the next three years as follows:

For the Twelve Months ending June 30,
2018	13,545
2019	3,333
2020	1,111
Total	$17,989

Amortization expense for the six months ended June 30, 2017 and 2016 was $16,984 and $15,318 respectively.

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

On April 27, 2017, the Company entered into a lease with Systems Trading, Inc. to add newly-acquired data center equipment. The lease is for calls for monthly payments of $2,300, and expires on May 1, 2020. It carries an interest rate of 4%.

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2017	$2,124,077
Less amount representing interest	(172,092)
Total obligations under capital leases	1,951,985
Less current portion of obligations under capital leases	(648,655)
Long-term obligations under capital leases	$1,303,330

Long-term obligations under capital leases at June 30, 2017 mature as follows: For the twelve months ending June 30,
2018	$719,280
2019	719,280
2020	630,317
$2,068,877

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,194,988
Less: accumulated depreciation	1,237,028
$1,957,960

Note 5 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

The lease for office space in Melville, NY calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continues through December 31, 2017. On July 20, 2017, the company rented additional office space in Melville, N. and commences on August 1, 2017 and continues through December 31, 2017. This new lease for the additional office space calls for monthly payments of $1,463.70.

A second location that was part of the acquisition is also located in Melville, calls for monthly payments of $8,138 with a lease terminating in August 31, 2019.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending June 30,

2018	$129,618
2019	127,701
2020	17,267
$274,586

Rent expense for the six months ended June 30, 2017 and 2016 was $52,309 and $34,943 respectively.

Note 6 - Acquisition of business

The unaudited pro forma condensed combined financial statements presented below have been prepared in order to present combined results of operations of the Company, ABC I and ABC II as if the asset acquisition had occurred as of January 1, 2016.

Six-months ended June 30, 2016
Revenue	5,239,337

Loss from operations	55,187

Net Loss	55,187

Preferred dividend	51,712

Net loss attributable to common shareholders	106,899

Net loss per share	(0.01)

Note 7 - Note Payable – Related Party

On January 24, 2017, the Company refinanced accounts payable acquired in the business acquisition on October 25, 2016 with a non-interest bearing note to the Company’s President in consideration for a $247,020 loan. The repayment terms of the note are $10,292 for a term of 24 months commencing on February 1, 2017.

Note 8 – Note Payable – bank

There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. We are in the process of a recommendation in the second half of 2017 for a new payment schedule. Interest only payments have been paid with the last monthly payment made in February 2017. The interest rate on this note was 5.32%. The Company is in current negotiations to either modify or extend this loan.

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

In some cases, you can identify forward-looking statements by terminology such as ’may,’ ’will,’ ’should,’ ’could,’ ’expects,’ ’plans,’ ’intends,’ ’anticipates,’ ’believes,’ ’estimates,’ ’predicts,’ ’potential,’ or ’continue’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Company Overview

Data Storage Corporation (“DSC” or “the Company”) focuses on cyber security solutions, cloud and compliance. DSC provides Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage and managed service solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and the remaining 50% of Secure Infrastructure and Services LLC supports our strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

The Company provides its solutions through its business development team and contracted distribution channels. DSC owns intellectual property with our proprietary email archival and data analytics software, Message Logic. DSC is marketing Message Logic on the Amazon AWS Marketplace and IBM’s cloud marketplace including the ability to subscribe for services on the DSC website. DSC’s contracted approved distributors have the ability to provide Recovery and Hybrid Cloud solutions, cloud solutions without capital investment lowering their barrier of entry in providing these solutions to their client base.

Headquartered in Melville, NY with additional offices in Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC has infrastructure and storage equipment in several technical centers in New York and Massachusetts.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology based business.

DSC varies its use of resources, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements. The Company supports clients twenty-four hours a day, 365 days a year.

RESULTS OF OPERATIONS

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

Net Sales. Net sales for the three months ended June 30, 2017 were $2,027,285, an increase of $1,022,672, or 101.8% compared to $1,004,613 for the three months ended June 30, 2015. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Cost of Sales. For the three months ended June 30, 2017, cost of sales were $1,215,961, an increase of $593,965, or 95.5%, compared to $621,996 for the three months ended June 30, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc

Operating Expenses. For the three months ended June 30, 2017, operating expenses were $744,136, an increase of $240,673, or 47.8%, as compared to $503,463 for the three months ended June 30, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Other Income (Expense). Interest income for the three months ended June 30, 2017 increased $13 to $13 from $0 for the three months ended June 30, 2016. Interest expense for the three months ended June 30, 2017 decreased $28,336 to $38,472 from $66,808 for the three months ended June 30, 2016. This decrease is a result of the Company entering into conversion agreements for outstanding convertible debt.

Net Profit (loss). Net profit for the three months ended June 30, 2017 was $29,365 an increase of $208,142, or 116.4%, as compared to a net loss of ($178,777) for the three months ended June 30, 2016. We believe that continual cost cutting based on synergies, as well as economies of scale, will further improve our profit and margins.

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

Net Sales. Net sales for the six months ended June 30, 2017 were $4,351,200, an increase of $2,361,967, or 118.74%, compared to $1,989,233 for the six months ended June 30, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Cost of Sales. For the six months ended June 30, 2017, cost of sales were $2,540,019, an increase of $1,301,707, or 105.12%, compared to $1,238,312 for the six months ended June 30, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Operating Expenses. For the six months ended June 30, 2017, operating expenses were $1,349,202, an increase of $407,629, or 43.29%, as compared to $941,573 for the six months ended June 30, 2016. The increase is attributable to the acquisition of ABC Service Inc. and ABC Services II Inc.

Other Income (expense). Interest income for the six months ended June 30, 2017 increased $33 to $33 from $0 for the six months ended June 30, 2017. Interest expense for the six months ended June 30, 2017 decreased $68,334 to $65,902 from $134,236 for the six months ended June 30, 2016. This decrease is a result of the Company entering into conversion agreements for outstanding convertible debt.

Net Profit (loss). Net profit or the six months ended June 30, 2017 was $398,288 an increase of $721,878 as compared to net loss of ($323,590) for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Furthermore, we believe that the Company will continue its trend of profitability throughout August 2018 and the foreseeable future. The Company has been successful in raising money as needed. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could be dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be affected. Further it is the intention of management to continue to raise money through stock issuances to continue on their growth path in creating value.

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

During the six months ended June 30, 2017 the Company’s cash decreased $71,819 to $183,998 from $255,817 at December 31, 2016. Net cash of 384,335 was provided by the Company’s operating activities. Net cash of $456,154 was used in the Company’s financing activities, primarily due to refinancing of old capital leases and additional capital lease financing to refresh equipment and derive anticipated reduced costs for our company and clients.

DSC’s working capital deficit was $2,407,596 at June 30, 2017, decreasing $84,380 or 3% from $2,491,976 at December 31, 2016. The decrease is attributable to an increase in sales, planned economies of scale, operation efficiencies and overall synergies in several areas which have led to an operating profit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the six ended June 30, 2017 and 2016, DSC had interest expense, net of interest income, of $65,869 and $134,236, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2017, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).
4.9	10% Convertible Promissory Note due April 30, 2016 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013, (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016) Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016
10.18	(incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016
10.19	(incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)
10.20	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016(incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on June 30, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: August 14, 2017
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)