Form 10-Q
period 2017-09-30
Data Storage Corp
filed 2017-11-13
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2017, was 128,139,418

DATA STORAGE CORPORATION

FORM 10-Q

September 30,2017

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$156,305	$255,817
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2017 and $90,000 in 2016)	582,086	807,515
Prepaid expenses and other current assets	160,646	231,432
Total Current Assets	899,037	1,294,764

Property and Equipment:
Property and equipment	5,226,246	3,401,251
Less—Accumulated depreciation	(3,516,008)	(3,222,591)
Net Property and Equipment	1,710,238	178,660

Other Assets:
Goodwill	3,985,700	3,985,700
Other assets	57,367	54,504
Intangible assets, net	303,766	329,242
Total Other Assets	4,346,833	4,369,446

Total Assets	6,956,108	5,842,870
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	996,717	1,219,247
Revolving credit facility	—	50,412
Accounts payable from acquisition	—	374,762
Dividend payable	705,912	619,138
Deferred revenue	695,672	919,103
Leases payable – related party	658,307	254,078
Note payable – bank	350,000	350,000
Total Current Liabilities	3,406,608	3,786,740

Deferred rental obligation	1,305	1,904
Note Payable – related party	328,265	190,000
Leases payable long-term – related party	1,135,089	133,825
Total Long-Term Liabilities	1,464,659	325,729

Total Liabilities	4,871,267	4,112,469

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,039,418 shares issued and outstanding in 2017 and 2016, respectively	128,139	128,039
Additional paid in capital	17,203,590	17,194,383
Accumulated deficit	(15,248,290)	(15,593,423)
Total Stockholders’ (Deficit) Equity	2,084,841	1,730,401
Total Liabilities and Stockholders’ (Deficit)	$6,956,108	$5,842,870

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$2,036,299	$922,919	$6,387,499	$2,912,153

Cost of sales	1,226,430	646,364	3,766,448	1,930,788

Gross Profit	809,869	276,555	2,621,051	981,365

Selling, general and administrative	741,503	389,684	2,090,706	1,285,145

Income (Loss) from Operations	68,366	(113,129)	530,345	(303,780)

Other Income (Expense)
Interest income	2	—	34	—
Miscellaneous	—		636
Interest expense	(34,748)	(70,231)	(100,650)	(204,467)
Bad Debt Recovery	—	—	1,542	1,508
Net gain (loss) on equity method investment	—	(2,362)	—	(2,572)
Total Other Income (Expense)	(34,746)	(72,593)	(98,438)	(205,531)

Income (loss) before provision for income taxes	33,620	(185,722)	431,907	(509,311)

Provision for income taxes	—	—	—	—

Net Income (loss)	33,620	(185,722)	431,907	(509,311)

Preferred Stock Dividends	(29,648)	(26,838)	(86,774)	(78,550)

Net Income (loss) Attributable to Common Stockholders	$3,972	$(212,560)	$345,133	$(587,861)

Income (loss) per Share – Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted Average Number of Shares – Basic	128,139,418	36,588,240	128,077,148	36,588,240
Weighted Average Number of Shares - Diluted	128,272,752	36,588,240	128,210,482	36,588,240

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income (loss)	$431,907	$(509,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	318,893	157,071
Write off employee loan	—	85,800
Net (gain) loss on equity method investment	—	2,572
Non-cash interest expense	—	174,851
Stock based compensation	9,307	36,420
Changes in Assets and Liabilities:
Accounts receivable	225,429	14,986
Other assets	2,136	(9,096)
Prepaid expenses and other current assets	65,787	(43,965)
Employee Loan	—	—
Accounts payable and accrued expenses	(267,472)	392,816
Deferred revenue	(223,431)	(94,057)
Deferred rent	(599)	490
Net Cash Provided by Operating Activities	561,957	208,577

Cash Flows from Financing Activities:
Issuance of Convertible Debt	—	10,000
Repayment of loan obligations	(428,873)	—
Repayments of capital lease obligations	(232,596)	(180,151)
Net Cash Used in Financing Activities	(661,469)	(170,151)

Increase (Decrease) in Cash and Cash Equivalents	(99,512)	38,426

Cash and Cash Equivalents, Beginning of Period	255,817	67,045

Cash and Cash Equivalents, End of Period	$156,305	$105,471

Supplemental Disclosures:
Cash paid for interest	$100,650	$29,615

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$86,774	$78,550
Assets acquired by capital lease	$1,824,996	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors. The Company focuses on cyber security solutions, cloud solutions and compliance services. DSC provides Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. DSC’s mission: Protecting client data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information.

DSC maintains equipment for cloud storage and cloud computing in our data centers in New York State and Massachusetts. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. DSC’s network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Liquidity

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the nine months ended September 30, 2017, the Company has generated revenues of $6,387,499 and achieved a net income attributable to common shareholders of $345,133.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, and accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2017 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance contained within ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08. Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be titled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The Company is currently in the process of concluding on which transition approach it will utilize and the impact of adopting ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures. The Company will adopt these standards with an effective date of January 1, 2018.

On August 2015, FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company adopted this ASU effective January 1, 2017. The adoption of ASU 2014-15 did not have a material impact on our financial position or results of operations.

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

In January 2017, FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other Simplifying the Accounting for Goodwill” (ASU 2017-04”), which requires goodwill impairment loss to be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The new guidance eliminates Step 2, which an entity used to measure goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. “In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination,” the ASU is effect for the company on January 1, 2020. The Company will adopt the standard on that date.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is assessing the impact of ASU 2016-15 and will adopt it when effective.

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

For the nine months ended September 30, 2017 and the nine months ended September 30, 2016 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2017, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of September 30, 2017 and September 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2015, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Our revenue is also derived from equipment sales for cyber security, storage and managed service solutions. Revenue for equipment sales is recognized when persuasive evidence that an arrangement exists, installation has occurred, selling price is fixed or determinable, and collection is reasonably assured.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $119,574 and $106,865 for advertising costs for the years ended September 30, 2017 and 2016, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2017 include 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30, 2017	December 31, 2016
Storage equipment	$2,100,932	2,100,932
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Computer hardware and software	86,184	86,184
Data Center Equipment	2,491,675	666,680
	5,226,246	3,401,251
Less: Accumulated depreciation	3,516,008	3,222,591
Net property and equipment	$1,710,238	178,660

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $293,417 and $134,095, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30,2017
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,985,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	894,721
Non-compete agreements	3 - 4	272,147	265,202

Total Intangible Assets		1,463,689	1,159,923

Total Goodwill and Intangible Assets		$5,449,389	$1,159,923

Scheduled amortization over the next three years as follows:

For the Twelve Months ending September 30,
2018	5,886
2019	3,333
2020	278
Total	$9,497

Amortization expense for the nine months ended September 30, 2017 and 2016 was $25,476 and $22,976, respectively. Goodwill is amortized on a straight-line basis.

Note 4 – Capital Lease Obligations – Related Party

On May 1, 2014 the Company entered into a new lease agreement with Systems Trading, Inc. (“Systems Trading”), an entity 100% owned by DSC President and director, Harold J. Schwartz to refinance all outstanding leases into one capital lease. This lease obligation is payable to Systems Trading, Inc. with monthly installments of $21,826 from June 1, 2014 through May 1, 2018. This lease is secured with the computer equipment and has been capitalized. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40, Debt Modifications and Extinguishments-Derecognition, the Company determined that modification accounting applied to the refinancing. The new capital lease obligation has an effective interest rate of 7.22%.

On July 10, 2016, the Company entered into a lease with Systems Trading. The lease is for $14,443, calls for monthly payments of $420 and expires on August 1, 2018. It carries an interest rate of 3%. On November 1, 2016, the Company added to the existing lease with Systems Trading. The lease addendum totaled $7,998, calls for monthly payments of $258 and expires on March 1, 2018. It carries no interest.

On January 24, 2017, the Company entered into a lease with Systems Trading to refinance old leases referenced above and to add newly acquired data center equipment. The lease is for calls for monthly payments of $59,940 and expires on February 1, 2020. It carries an interest rate of 6%.

On April 27, 2017, the Company entered into a lease with Systems Trading to add newly-acquired data center equipment. The lease is for calls for monthly payments of $2,300, and expires on May 1, 2020. It carries an interest rate of 4%.

Future minimum lease payments under the capital leases are as follows:

As of September 30,2017	$1,937,357
Less amount representing interest	(143,961)
Total obligations under capital leases	1,793,396
Less current portion of obligations under capital leases	(658,307)
Long-term obligations under capital leases	$1,135,089

Long-term obligations under the capital leases at September 30, 2017 mature as follows:

For the twelve months ending September 30,
2018	$746,880
2019	746,880
2020	443,597
$1,937,357

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,194,988
Less: accumulated depreciation	1,333,018
$1,861,970

Note 5 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

The lease for office space in Melville, NY calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continues through December 31, 2017. On July 20, 2017, the Company rented additional office space in Melville, NY and commences on August 1, 2017 and continues through December 31, 2017. This new lease for the additional office space calls for monthly payments of $1,464.

A second location that was part of the acquisition is also located in Melville, calls for monthly payments of $8,382 with a lease terminating in August 31, 2019.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending September 30,

2018	$131,113
2019	102,351
$233,464

Rent expense for the nine months ended September 30, 2017 and 2016 was $160,085 and $101,865, respectively.

Note 6 - Acquisition of business

The unaudited pro forma condensed combined financial statements presented below have been prepared in order to present combined results of operations of the Company, ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”) as if the asset acquisition had occurred as of January 1, 2016.

Nine-months ended September 30,2016
Revenue	7,517,132

Income from operations	558,206

Net Income	459,955

Preferred dividends	80,530

Net Income attributable to common shareholders	379,425

Earnings per share	0.01

Note 7 - Note Payable – Related Party

On January 24, 2017, the Company refinanced accounts payable acquired in the business acquisition on October 25, 2016 with a non-interest-bearing note to the Company’s President in consideration for a $247,020 loan. The repayment terms of the note are $10,292 for a term of 24 months commencing on February 1, 2017.

Note 8 – Note Payable – bank

There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. The Company is in the process of renegotiating a new payment plan. Interest only payments have been paid with the last monthly payment made in September 2017. The interest rate on this note was 5.32%. The Company is in current negotiations to either modify or extend this loan.

Note 9 - Stockholders’ Equity

During the nine months ended September 30, 2017, the Company granted 100,000 shares of its common stock to a CTO of the company for services performed.

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Note 10 – Subsequent Events

The Company has entered into a new lease agreement with RXR Realty LLC to rent office space at 48 South Service Rd., Melville, New York to commence on February 1, 2018. The lease calls for monthly payments of $7,189 with a lease terminating May 31, 2023.

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

Company Overview

Data Storage Corporation (“DSC” or “the Company”) focuses on cyber security solutions, cloud solutions and compliance services. DSC provides Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage and managed service solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC supports the Company’s strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

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

Headquartered in Melville, NY, with additional offices in Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York and Massachusetts.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

Net Sales. Net sales for the three months ended September 30, 2017 were $2,036,299, an increase of $1,113,380, or 120.64% compared to $922,919 for the three months ended September 30, 2016. The increase is attributable to the acquisitions of ABC Services Inc. and ABC Services II Inc (collectively, “ABC”).

Cost of Sales. For the three months ended September 30, 2017, cost of sales were $1,226,430, an increase of $580,066, or 89.74% compared to $646,364 for the three months ended September 30, 2016. The increase is attributable to the acquisition of ABC.

Operating Expenses. For the three months ended September 30, 2017, operating expenses were $741,503, an increase of $351,819, or 90.28%, as compared to $389,684 for the three months ended September 30, 2016. The increase is attributable to the acquisition of ABC.

Other Income (Expense). Interest income for the three months ended September 30, 2017 increased $2 to $2 from $0 for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 decreased $35,483 to $34,748 from $70,231 for the three months ended September 30, 2016. This decrease is a result of the Company entering into conversion agreements for outstanding convertible debt.

Net Income (loss). Net income for the three months ended September 30, 2017 was $33,620 an increase of $219,342, or 118.10%, as compared to a net loss of ($185,722) for the three months ended September 30, 2016. We believe that continual cost cutting based on synergies, as well as economies of scale, will further improve our profit and margins.

For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

Net Sales. Net sales for the nine months ended September 30, 2017 were $6,387,499, an increase of $3,475,346, or 119.34%, compared to $2,912,153 for the nine months ended September 30, 2016. The increase is attributable to the acquisition of ABC.

Cost of Sales. For the nine months ended September 30, 2017, cost of sales were $3,766,448, an increase of $1,835,660, or 95.07%, compared to $1,930,788 for the nine months ended September 30, 2016. The increase is attributable to the acquisition of ABC.

Operating Expenses. For the nine months ended September 30, 2017, operating expenses were $2,090,706, an increase of $805,561, or 62.68%, as compared to $1,285,145 for the nine months ended September 30, 2016. The increase is attributable to the acquisition of ABC.

Other Income (expense). Interest income for the nine months ended September 30, 2017 increased $34 to $34 from $0 for the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2017 decreased $103,817 to $100,650 from $204,467 for the nine months ended September 30, 2016. This decrease is a result of the Company entering into conversion agreements for outstanding convertible debt.

Net Profit (loss). Net profit or the nine months ended September 30, 2017 was $431,907 an increase of $941,218 as compared to net loss of ($509,311) for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Furthermore, we believe that the Company will continue its trend of profitability throughout November 2018 and the foreseeable future. Historically, the Company has been successful in raising money as needed. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could be dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be affected. Further it is the intention of management to continue to raise money through stock issuances to continue on their growth path in creating value.

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

During the nine months ended September 30, 2017 the Company’s cash decreased $99,512 to $156,305 from $255,817 at December 31, 2016. Net cash of $561,957 was provided by the Company’s operating activities. Net cash of $661,469 was used in the Company’s financing activities, primarily due to refinancing of old capital leases and additional capital lease financing to refresh equipment and derive anticipated reduced costs for our company and clients.

DSC’s working capital deficit was $2,507,571 at September 30, 2017, increasing $15,595 or 0.625% from $2,491,976 at December 31, 2016. The increase is attributable to an increase in sales, planned economies of scale, operation efficiencies and overall synergies in several areas which have led to an operating profit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2017 and 2016, DSC had interest expense, net of interest income, of $100,616 and $204,467 respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2017, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended September 30, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

As previously reported, on November 1, 2017, the Company issued a press release announcing its formation of Nexxis Inc., a new majority-owned subsidiary of the Company which will focus on the development of next-generation voice and data services.

On November 13, 2017, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) with Nexxis Inc. (“Nexxis”), a majority-owned subsidiary of the Company, and John Camello (the “Minority Stockholder”), pursuant to which Nexxis agreed to issue 100% of its initial issued and outstanding shares (the “Nexxis Shares”) to the Company and the Minority Stockholder pursuant to subscription agreements entered into contemporaneously with the Stockholders Agreement. After giving effect to the respective issuances of the Nexxis Shares to the Company and the Minority Stockholder, the Company owns 80% of the Nexxis Shares and the Minority Stockholder owns 20% of the Nexxis Shares, resulting in the Company owning 80% of Nexxis and the Minority Stockholder owning 20% of Nexxis. Pursuant to the Stockholders Agreement, the Company may acquire all of the shares of Nexxis held by the Minority Stockholder at any time after the 18-month anniversary of the filing of the Nexxis articles of incorporation based on a certain formula of 4.5 times Nexxis’s EBITDA. Annual post-audit profit distributions (the “Annual Distributions”) will be issued to the Nexxis stockholders in connection with the revenue of Nexxis (i) on a pro-rata basis, (ii) based on no less than 50% of each stockholder’s ownership of Nexxis and (iii) based on and comprised of available cash, provided, however, if cash is not available to issue Annual Distributions, any unissued Annual Distributions will accrue and be issued within 30 days of the requisite cash becoming available in connection with such unissued Annual Distributions. At the sole discretion of the Board of Directors of Nexxis, which will initially consist of three (3) directors, Annual Distributions may be issued to the Nexxis stockholders based on no more than 50% of each stockholder’s ownership of Nexxis. As additional cash of Nexxis may become available, additional distributions may be made to the Nexxis stockholders based on no less than 50% of each stockholder’s ownership of Nexxis. No Nexxis stockholder will have priority over any other stockholder either as to the return of his, her, or its capital infusions or as to any distributions made by Nexxis. In addition, during the term of the Stockholders Agreement the Company will provide certain services and resources to Nexxis, as set forth in the Stockholders Agreement. Additionally, the Minority Stockholder may not transfer any Nexxis Shares owned by the Minority Stockholder without the express written consent of the Company. Further, if the Company proposes to transfer its Nexxis Shares to a third-party buyer, the Company has the drag-along right to force the Minority Stockholder to participate in the transfer of such shares to the third-party buyer on the same terms, and if the Company proposes to sell any of its Nexxis Shares then the Minority Stockholder may include its Nexxis Shares in such sale. The Stockholders Agreement contains and other covenants and provisions customary for agreements of a type similar to the Stockholders Agreement.

20

On November 13, 2017, the Company entered into an Executive Employment Agreement (the “Camello Agreement”) with Nexxis Inc. (“Nexxis”), a majority-owned subsidiary of the Company, and John Camello, pursuant to which John Camello will serve as the President of Nexxis for a term of three (3) years (the “Term”). Pursuant to the Camello Agreement, Mr. Camello’s initial compensation will consist of (1) monthly distributions comprised of 100% of the adjusted gross profit of Nexxis (the “Initial Monthly Distributions”), and (2) an initial salary from the Company in the approximate amount of $46,000 (the “Initial Salary”). In addition to the Initial Salary, Mr. Camello will receive access to the Company’s benefits programs. Upon Mr. Camello achieving Initial Monthly Distributions in the amount of $16,667 per month for three (3) consecutive months (a) the Initial Monthly Distributions will cease being issued to Mr. Camello, (b) the Initial Salary will cease being paid to Mr. Camello and (c) Mr. Camello will be placed on an annual base salary from Nexxis in the amount of $150,000 (the “Base Salary”). Throughout the Term, Mr. Camello will also be entitled to an issuance of common stock options to acquire shares of common stock of the Company (the “Options”) in accordance with the stock incentive plan of the Company. The amount of such Options is currently being considered by the Board of Directors of the Company. During the Term, Mr. Camello will be entitled to receive (i) a management bonus comprised of twenty five percent (25%) of any Nexxis net profits which are available each quarter and (ii) additional compensation as may be granted to Mr. Camello by the Nexxis Board of Directors in its sole discretion. During the Term, Mr. Camello will be eligible to receive an executive bonus pursuant to which Mr. Camello may earn an additional bonus in the amount of $50,000 per annum which may be issued to Mr. Camello in the form of common stock options of the Company, cash or a combination thereof, upon Nexxis achieving certain milestones and/or benchmarks in accordance with the Nexxis business plan and objectives. At the sole discretion of the Board of Directors of the Company, Mr. Camello will be entitled to earn certain common stock options (the “Benchmark Options”) to acquire shares of common stock of the Company in accordance with a “Revenue Benchmark Program” and related vesting schedule, pursuant to which the Benchmark Options will be issued to Mr. Camello on a semi-annual basis for the first two (2) years of Mr. Camello’s employment upon Nexxis achieving certain milestones determined by the parties (the “Benchmarks”) in connection with the Revenue Benchmark Program, as set forth in the Camello Agreement.

21

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).
4.9	10% Convertible Promissory Note due April 30, 2016 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013, (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

22

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September ember 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September ember 13, 2012).
10.13	Stock Purchase Agreement, dated September ember 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September ember 13, 2012).
10.14	Stock Purchase Agreement, dated September ember 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September ember 21, 2012).
10.15	Stock Purchase Agreement, dated September ember 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September ember 21, 2012).
10.16	Stock Purchase Agreement, dated September ember 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September ember 21, 2012).
10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016) Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016
10.18	(incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016
10.19	(incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)
10.20	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016(incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.22	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.
10.23	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on September 30, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 1, 2017 (incorporated by reference to Exhibit 99.1 to Form 8K filed on November 9, 2017)

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: November 13, 2017
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)