Form 10-K
period 2017-12-31
Data Storage Corp
filed 2018-04-17
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_______________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 South Service Road Melville, N.Y.	11747
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 5(d) of the Act. Yes  ☐  No  ☒

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $215,969

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405) is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company	Smaller reporting company	☒

The number of shares of the registrant’s common stock outstanding as of April 17, 2018 was 128,139,418

Data Storage Corporation

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

OVERVIEW OF DATA STORAGE CORPORATION & INDUSTRY:

Data Storage Corporation (“DSC” or the “Company”) focuses on business continuity solutions, cloud solutions and compliance services. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage and managed service solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”) and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC supports the Company’s acquisition strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

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

DSC is a 17-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de- duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

Headquartered in Melville, NY, and Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York and Massachusetts.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology-based business.

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

In October 2016, DSC purchased the assets of ABC, including the remaining 50% of Secure Infrastructure and Services, LLC, the IBM Power Cloud. ABC has an excellent reputation that spans 25 years and is a Premium Partner of IBM providing equipment, licensing, provisioning and managed services to their clients. ABC Services also provides high-level cyber security as part of their solutions portfolio.

On October 19, 2017 DSC formed a new division, Nexxis Inc., to provide VOIP services. DSC owns 80% of the new telecommunications company that is positioned to cross sell our client base and provide new opportunities from of our base. We believe there is an opportunity to increase the client’s bandwidth for improved access to our cloud solutions, while at the same time continue to target new clients as businesses move to new telecommunications technologies for voice and data.

DSC delivers their solutions over a highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet from their data centers.

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

Our objective with acquisitions is to reduce costs through economies of scale while increasing market share and consolidating efforts. The effort of economies of scale in a reduction of cost are underway from the ABC and SIAS acquisitions.

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

DESCRIPTION OF SERVICES AND SOLUTIONS

Data Storage Corporation (“DSC” or the “Company”) focuses on business continuity solutions, cloud and compliance. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions.

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

Data Archiving – Lifecycle Management

Backup data must be managed throughout its life cycle to provide the best data protection, meet compliance regulations and to improve recovery time objectives (“RTO”). DSC offers policy-based file archiving and manages archiving and restoration of data from backup sessions, reducing the cost of inactive files on-line. DSC creates restorable point in time copies of backup sets for historical reference to meet compliance objectives and creates Certificates of Destruction. All of an enterprise’s data can be placed into one of two categories; Critical information which is needed for day-to-day operations and resides in the system’s primary storage for fast access; Important information is the historical, legal and regulatory information that can safely be archived to secondary storage, lower cost disk or tapes stored offsite.

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

Our technology will identify and propagate only that sector of data to the disaster recovery site, effectively reducing bandwidth and storage consumption. CDP also employs data compression and encryption to maximize network bandwidth utilization and ensure end- to-end security between the primary and DR site.

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

IBM Equipment and Storage

The ABC business, which we recently acquired, has been an established IBM Premier Business Partner for over 20 years. We actively collaborate with IBM to deliver significant client value through innovative solutions. Together, we offer clients the highest quality service for IBM products, specifically Power and Flex Systems. As an IBM Premier Partner, we bring the benefits of experts on all of IBM’s latest Power8 System services and solutions for i, p, x and Flex platforms.

VoIP Services and Solutions

Nexxis’ solutions incorporate best services providing Hosted VoIP solution with a full United Communications (UCaaS) platform plus Dedicated Fiber-Optic Internet circuits with AUTO Fail-over for Business Continuity.

Hosted VoIP

Our Hosted VoIP offering provides organizations with a complete voice communication solution with significant advantages over premise-based systems and even many competing Hosted Voice providers. By incorporating premium features as standard, we deliver a very cost-effective enterprise-level solution which is affordable by small and large organizations alike.

SIP Trunks

Nexxis offer SIP Trunks for organizations that prefer to own and manage their own VoIP Communications system, widely used by enterprise and global accounts.

Dedicated Internet Access (DIA)

Nexxis’ nationwide high-speed Dedicated Internet Access options typically satisfying the needs of an organization’s headquarters location or branch offices. Nexxis’ high-quality connectivity and cost-efficiency provides optimal business performance that is difficult to match.

Data Transport (ELINE and ELAN)

Nexxis’ Layer 2 E-Line and E-LAN provides a virtual WAN switch for your business. Our highly resilient service utilizes dual diverse carrier network infrastructure for better reliability.

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

On October 19, 2017 DSC formed a new division, Nexxis Inc., to provide VOIP services.

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

Our principal office is located at 48 South Service Road, South Service Road, Suite 203, Melville, NY 11747 and 535 Centerville Road, Warwick, RI 02886, and a data center located at 115 Second Avenue Waltham, MA 02451. Our corporate telephone number is (212) 564-4922. We believe the current facilities are adequate for the near future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCQB under symbol “DTST”. Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Quarterly ended	Low Price	High Price
March 31, 2016	$0.02	$0.02
June 30, 2016	$0.02	$0.02
September 30, 2016	$0.02	$0.02
December 31, 2016	$0.06	$0.06
March 31, 2017	$0.10	$0.11
June 30, 2017	$0.11	$0.15
September 30, 2017	$0.07	$0.08
December 31, 2017	$0.07	$0.07

HOLDERS OF OUR COMMON STOCK

As of April 17, 2018, we had 53 shareholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation “2008 Equity Incentive Plan” and “2010 Incentive Award Plan” on page 44 for DSC’s equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

During the past fiscal year, we have issued unregistered shares of common stock and options for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

On November 13, 2017, the Company entered into an Executive Employment Agreement (the “Camello Agreement”) with Nexxis Inc. (“Nexxis”), a majority-owned subsidiary of the Company, and John Camello, pursuant to which John Camello will service as the President of Nexxis for a term of three (3) years (the “Term”). Pursuant to the Camello Agreement, Mr. Camello’s initial compensation will consist of (1) monthly distributions comprised of 100% of the adjusted gross profit of Nexxis (the “Initial Monthly Distributions”), and (2) an initial salary from the Company in the approximate amount of $46,000 (the “Initial Salary”). In addition to the Initial Salary, Mr. Camello will receive access to the Company’s benefits programs. Upon Mr. Camello achieving Initial Monthly Distributions in the amount of $16,667 per month for three (3) consecutive months (a) the Initial Monthly Distributions will cease being issued to Mr. Camello, (b) the Initial Salary will cease being paid to Mr. Camello and (c) Mr. Camello will be placed on an annual base salary from Nexxis in the amount of $150,000 (the “Base Salary”). Throughout the Term, Mr. Camello will also be entitled to an issuance of common stock options to acquire shares of common stock of the Company (the “Options”) in accordance with the stock incentive plan of the Company. The amount of such Options is currently being considered by the Board of Directors of the Company. During the Term, Mr. Camello will be entitled to receive (i) a management bonus comprised of twenty-five percent (25%) of any Nexxis net profits which are available each quarter and (ii) additional compensation as may be granted to Mr. Camello by the Nexxis Board of Directors in its sole discretion. During the Term, Mr. Camello will be eligible to receive an executive bonus pursuant to which Mr. Camello may earn an additional bonus in the amount of $50,000 per annum which may be issued to Mr. Camello in the form of common stock options of the Company, cash or a combination thereof, upon Nexxis achieving certain milestones and/or benchmarks in accordance with the Nexxis business plan and objectives. At the sole discretion of the Board of Directors of the Company, Mr. Camello will be entitled to earn certain common stock options (the “Benchmark Options”) to acquire shares of common stock of the Company in accordance with a “Revenue Benchmark Program” and related vesting schedule, pursuant to which the Benchmark Options will be issued to Mr. Camello on a semi-annual basis for the first two (2) years of Mr. Camello’s employment upon Nexis achieving certain milestones determined by the parties (the “Benchmarks”) in connection with the Revenue Benchmark Program, as set forth in the Camello Agreement.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) focuses on business continuity solutions, cloud and compliance. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and the remaining 50% of Secure Infrastructure and Services LLC supports the Companys acquisition strategy. These acquisitions accelerated our strategy into managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

The Company sells its services through direct sales and distributors. DSC owns intellectual property with our proprietary email archival and data analytics software, Message Logic. We provide Recovery Cloud solutions and Infrastructure as a Service. Our distributors, typically Managed Service Providers, have a lower barrier of entry to provide these solutions to their client base.

DSC is a 17-year veteran in cloud storage and cloud computing providing data protection, disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de-duplication; and, virtualized system recovery.

DSC has forged significant relationships with leading organizations creating valuable partnerships.

Headquartered in Melville, NY, and Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from the sale and subscription of services and solutions, managed services and equipment and sales provisioning. DSC has infrastructure and storage equipment in several technical centers in New York State and Massachusetts.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology-based business. DSC’s mission is to provide a high level of service to our clients.

DSC varies its use of resource, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements.

RESULTS OF OPERATIONS

Year ended December 31, 2017 as compared to December 31, 2016

Net Sales. Net sales for the year ended December 31, 2017 were $8,256,918 an increase of $3,871,988 or 88.3%, compared to $4,384,930 for the year ended December 31, 2016. The increase is attributable to the acquisition of ABC 1 and ABC 2 and the increase in equipment and software sales.

Cost of Sales. For the year ended December 31, 2017, cost of sales was $4,910,331 an increase of $1,806,317 from $3,104,014 for the year ended December 31, 2016. The increase in cost of sales is a result of an increase in infrastructure services The Company’s gross margin is 40% for the year ended December 31, 2017 as compared to 29% for the year ended December 31, 2016.

Operating Expenses. For the year ended December 31, 2017, operating expenses were $3,431,344 an increase of $1,517,533 as compared to $1,913,811 for the year ended December 31, 2016. The net increase is a result an increase in staffing salaries and consulting expenses. Technical/Management salaries increased to $365,076 to $438,826 the year ended December 31, 2017 as compared to $73,750 for the year ended December 31, 2016. Officer’s Salaries increased $278,248 to $535,150 for the year ended December 31, 2017 as compared to $256,901 for the year ended December 31, 2016 as a result of the prior year’s acquisition of ABC 1 and ABC 2 and the remaining 50% of Secure Infrastructure and Services. Consulting fees increased $178,370 to $211,122 for the year ended December 31, 2017 as compared to $32,752 for the year ended December 31, 2016. This was a result of adding IBM hosting and investor relations consulting.

Other Income (Expense) Interest income for year ended December 31, 2017 and 2016 was $34 and $2 an increase of $32. Interest expense for the year ended December 31, 2017 decreased $121,371 to $106,906 from $228,277 as compared to the year ended December 31, 2016.

Net Profit (Loss). Net Loss for the year ended December 31, 2017 was ($188,493) a decrease of $737,230 as compared to net loss of $(925,723) for the year ended December 31, 2016. DSC’s profit was primarily a result of an increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business. In 2018, we intend to continue to work to increase our presence in the cloud and business continuity marketplace specializing in IBM Power i utilizing our technical expertise, software and our capacity in our data centers.

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

During the year ended December 31, 2017, DSC’s cash decreased $150,678 to $105,139 from $255,817 at December 31, 2016. Net cash of $478,679 was provided by DSC’s operating activities. Net cash of ($696,357) was used in financing activities. This result is an increase in account receivable collections offset by $578,945 in capital lease and debt payments.

DSC’s working capital deficit was $2,951,388 at December 31, 2017, increasing $495,412 from $2,491,976 at December 31, 2016. The increase is primarily attributable to a reduction of accounts receivable of $401,122 and cash of $150,678.

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

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk- free interest rate, and the weighted average expected life of the options. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

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

CRITICAL ACCOUNTING POLICIES

DSC’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“ASC 740”): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU No. 2017-11 on the Company’s consolidated financial statements.

OFF-BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2017 and 2016, DSC had interest expense, net of interest income, of $106,906 and $228,277, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Storage Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to herein as the “Financial Statements”). In our opinion, the consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2008

Somerset, New Jersey

April 17, 2018

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$105,139	$255,817
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2017 and $90,000 in 2016)	406,393	807,515
Prepaid expenses and other current assets	120,217	231,432
Total Current Assets	631,749	1,294,764

Property and Equipment:
Property and equipment	5,237,965	3,401,251
Less—Accumulated depreciation	(3,614,177)	(3,222,591)
Net Property and Equipment	1,623,788	178,660

Other Assets:
Goodwill	3,015,700	3,015,700
Employee loans	3,000	—
Other assets	75,356	54,504
Intangible assets, net	1,044,046	1,266909
Total Other Assets	4,138,102	4,337,113

Total Assets	6,393,639	5,810,537

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	1,087,351	1,219,247
Revolving credit facility	—	50,412
Accounts payable from acquisition	—	374,762
Dividend payable	733,673	619,138
Deferred revenue	566,731	919,103
Capital leases payable related party	658,476	254,078
Notes payable related party	186,906	—
Note payable – Enterprise Bank	350,000	350,000
Total Current Liabilities	3,583,137	3,786,740

Deferred rental obligation	1,061	1,904
Convertible debt related parties	—	—
Notes payable related party	99,915	190,000
Capital leases payable related party, long-term	1,130,764	133,825
Total Long-Term Liabilities	1,231,740	325,729

Total Liabilities	4,814,877	4,112,469

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,039,418 shares issued and outstanding in 2017 and 2016, respectively	128,139	128,039
Additional paid in capital	17,377,986	17,194,383
Accumulated deficit	(15,924,376)	(15,625,756)
Total Data Storage Corp Stockholders’ Equity(Deficit)	1,583,151	1,698,068
Non-controlling interest in consolidated subsidiary	(4,389)	—
Total Stockholder’s Equity(Deficit)	1,578,762	1,698,068
Total Liabilities and Stockholders’ Equity(Deficit)	$6,393,639	$5,810,537

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Sales	$8,256,918	$4,384,930

Cost of Sales	4,910,331	3,104,014

Gross Profit	3,346,587	1,280,916

Selling, General and Administrative	3,431,344	1,913,811

Income Loss from Operations	(84,757)	(632,895)

Other Income (Expense)
Interest income	34	2
Other income	3,136	1,876
Loss on sale and abandoned equipment	—	—
Net gain on equity method investment	—	17,863
Loan impairment	—	(85,800)
Bad debt recovery	—	1,508
Interest expense	(106,906)	(228,277)
Total Other (Expense)	(103,736)	(292,828)

Loss Before Provision for Income Taxes	(188,493)	(925,723)

Provision for Income Taxes	—	—

Net Loss	(188,493)	(925,723)
Net Loss attributable to non-controlling interest	4,409	—

Net Loss attributable to Data Storage Corp	(184,084)	(925,723)

Preferred Stock Dividend	(114,536)	(106,065)

Net Loss Available to Common Shareholders	$(298,620)	$(1,031,788)

Earnings (Loss) per Share – Basic and Diluted	$0.00	$(0.02)

Weighted Average Number of Shares - Basic and Diluted	128,092,569	53,375,169

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Net loss	$(188,493)	$(925,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	614,449	221,622
Net gain on equity method investment	—	(17,863)
Bad debt	—	22,157
Impairment of employee loans	—	85,800
Stock-based compensation	183,703	48,560
Changes in Assets and Liabilities:
Accounts receivable	401,122	(254,934)
Other assets	(20,832)	22,430
Prepaid expenses and other current assets	111,215	12
Employee loan	(3,000)	—
Accounts payable and accrued expenses	(266,270)	701,747
Deferred revenue	(352,372)	152,683
Deferred rent	(843)	653
Net Cash Provided by Operating Activities	478,679	57,144

Cash Flows from Investing Activities:
Cash acquired in acquisition	—	241,583
Net Cash Provided by Investing Activities	—	241,583

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(428,559)	(200,663)
Repayments of credit line	(50,412)	(99,292)
Proceeds from related party loans	—	190,000
Repayments of related party loans	(150,386)	—
Net Cash Used in Financing Activities	(629,357)	(109,955)

Increase (Decrease) in Cash and Cash Equivalents	(150,678)	188,772

Cash and Cash Equivalents, Beginning of Year	255,817	67,045

Cash and Cash Equivalents, End of Year	$105,139	$255,817

Cash paid for interest	$106,906	$228,276

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Acquisition of equipment under capital lease in connection with asset purchase agreement	$—	$25,292
Assets acquired by capital lease	$1,836,714	$—
Accrual of preferred stock dividend	$114,536	$106,065
Stock issued in connection with Asset Purchase Agreement	$—	$64,670
Stock issued in connection with convertible debt conversion	$—	$26,781

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid in Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount

Balance January 1, 2016	1,401,786	$1,402	36,588,240	$36,588	$12,805,332	$(14,593,968)	$—	(1,750,646)

Stock-based compensation	—	—	—	—	48,560	—	—	48,560

Capital Stock Issued			64,669,936	64,670	1,699,282	—	—	1,763,952

Conversion of Convertible debt			26,781,241	26,781	2,641,209	—	—	2,667,990

Net Loss	—	—	—	—	—	(925,723)	—	(925,723)

Preferred stock dividend	—	—	—	—	—	(106,065)	—	(106,065)

Balance December 31, 2016	1,401,786	$1,402	128,039,418	$128,039	$17,194,384	$(15,625,756)	—	$1,698,068

Stock-based compensation	—	—	—	—	169,702	—	—	169,702

Capital Stock Issued			100,000	100	13,900	—	—	14,000

Net Loss	—	—	—	—	—	(184,084)	(4,409)	(188,493)

Non-controlling interest stock issued	—	—	—	—	—	—	20	20

Preferred stock dividend	—	—	—	—	—	(114,536)	—	(114,536)

Balance December 31, 2017	1,401,786	$1,402	128,139,418	$128,139	$17,377,986	$(15,924,376)	$(4,389)	$1,578,762

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2015

Note 1 - Basis of Presentation, Organization and Other Matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors. The Company focuses on business continuity solutions, cloud solutions and compliance services. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage and managed service solutions. Our mission: Protecting our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information.

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

Going Concern Analysis

The Company had a net loss available to common shareholders of $298,620 and $1,031,788 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had cash of $105,139 and a working capital deficiency of $2,951,388. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the year ended December 31, 2017, the Company generated cash from operations of $478,679. The continued revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended December 31, 2019. If necessary, management also determined that it is possible that related party sources of debt financing could be obtained based on management’s history of being able to raise and refinance debt through related parties. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“ASC 740”): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU No. 2017-11 on the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant inter-company transactions and balances have been eliminated in consolidation. Operations for the year ended December 31, 2016 include the operations of ABC Services, Inc., ABC Services II, Inc. and Secure Infrastructure and Services, LLC from October 26, 2016 to December 31, 2016. Operations for the year ended December 31, 2017 include these companies for the entire year as well as Nexxis Inc. from October 19, 2017 to December 31, 2017.

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

Reclassification

Certain amounts reported in previous years have been reclassified to conform to the 2017 presentation.

Equity Investments

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its former method investee’s earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2017 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the year ended December 31, 2016, DSC did not have any customer concentrations. For the year ended December 31, 2017, DSC had one customer with an accounts receivable balance representing 11.2% of total accounts receivable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2017 and 2016, the Company had a full valuation allowance against its deferred tax assets.

In December 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2016, 2015 and 2014 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $189,922 and $84,423 for advertising costs for the years ended December 31, 2017 and 2016, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued would have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at December 31, 2017 include 5,052,148 options and 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2017	2016
Storage equipment	$2,100,931	$2,100,931
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Leasehold improvements	11,719	—
Computer hardware and software	1,194,120	86,184
Data center equipment	2,491,675	666,680
	5,237,965	3,401,251
Less: Accumulated depreciation	3,614,177	3,222,591
Net property and equipment	$1,623,788	$178,660

Depreciation expense for the years ended December 31, 2017 and 2016 was $391,586 and $158,099, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2017
	Estimated life in years	Gross amount	Accumulated Amortization

Goodwill	Indefinite	$3,015,700	—
Intangible Assets
Intangible assets not subject to amortization Trademarks	Indefinite	294,268	—
Intangible assets subject to amortization Customer list	5 - 15	897,274	897,274
ABC Acquired contracts	5	310,000	72,333

SIAS Acquired contracts	5	660,000	154,000

Non-compete agreements	4	272,147	266,036

Total Intangible Assets		2,433,689	1,389,643

Total Goodwill and Intangible Assets		$5,449,389	$1,389,643

Scheduled amortization over the next five years as follows:

Years ending December 31,
2018	197,333
2019	196,778
2020	194,000
2021	161,667

Total	$749,778

Amortization expense for the years ended December 31, 2017 and 2016 were $222,863 and $63,524 respectively.

Fair values are primarily determined through the use of inputs that are not observable from market-based information. Under ASC 805-10-25-13, management may adjust the fair values of acquired assets or assumed liabilities for a period of up to one year from the date of the acquisition to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have an effect on the measurement of the amounts recognized as of that date. During the fourth quarter of 2017 and within the measurement period, the Company made a net adjustment of $937,667 to the intangibles acquired from in the ABC acquisition which reduced the previous goodwill recorded from the transaction by $970,000 in 2016. The Company also recorded $32,333 in amortization for the same period in 2016. The effect of the change to 2016 increased the net loss by $32,333 and reduced retained deficit $32,333 and had no effect on loss per share.

Note 5 – Capital Lease Obligations – Related Party

On January 24, 2017, the Company entered into a lease with Systems Trading, Inc. (“Systems Trading”), a company owned by DSC’s President, to refinance old leases referenced above and to add newly acquired data center equipment. The lease calls for monthly payments of $59,940 and expires on February 1, 2020. It carries an interest rate of 6%.

On April 27, 2017, the Company entered into a lease with Systems Trading to add newly-acquired data center equipment. The lease is for calls for monthly payments of $2,300 and expires on May 1, 2020. It carries an interest rate of 4%.

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2017	$1,932,757
Less amount representing interest	(143,517)
Total obligations under capital leases	1,789,240
Less current portion of obligations under capital leases	(658,476)
Long-term obligations under capital leases	$1,130,764

Long-term obligations under capital leases at December 31, 2017 mature as follows:

Year ending December 31,

2018	$929,000
2019	746,880
2020	256,877
$1,932,757

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,194,988
Less: accumulated depreciation	1,338,814
$1,856,174

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, 3.75% at December 31, 2017, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2017, the Company has paid this in full.

Operating Leases

The Company currently leases office space in Melville, NY, and Warwick, RI.

The lease for office space in Melville, NY calls for monthly payments of $3,498 beginning July 1, 2016. This lease commenced on June 1, 2016 and continued through December 31, 2017. On July 20, 2017, the Company rented additional office space in Melville, NY and commences on August 1, 2017 and continued through December 31, 2017. This new lease for the additional office space calls for monthly payments of $1,464.

A second location that was part of the acquisition of ABC is also located in Melville and calls for monthly payments of $8,382 with a lease terminating in August 31, 2019.

A new lease for office space in Melville, NY was entered into on November 20, 2017 for expanded office space. This lease will commence upon completion of the new office space. The term of this lease is for five years and three months and has a fixed rent schedule.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending December 31,

2018	203,002
2019	186,070
2020	91,299
2021	94,038
2022	96,859
Thereafter	41,184
$712,453

Rent expense for the year ended December 31, 2017 and 2016 was $215,436 and $147,808 respectively.

Note 7 – Long Term Debt

Note Payable – Enterprise Bank

There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. The Company is in the process of renegotiating a new payment plan. Interest only payments have been paid with the last monthly payment made in December 2017. The interest rate on this note was 6.5%. The Company is in current negotiations to either modify or extend this loan.

Notes Payable – Related Party

On February 1, 2017, the Company entered into a note with Systems Trading to refinance old liabilities. The note calls for monthly payments of $10,293 and matures on January 31, 2019. It carries an interest rate of 0%.

On May 1, 2017, the Company entered into a note with Systems Trading to refinance advances made by DSC’s President. The note calls for monthly payments of $5,283 and matures on April 1, 2020. It carries an interest rate of 0%.

Future minimum payments under these notes note agreements are as follows:

Year ending December 31,

2018	$186,906
2019	73,689
2020	26,226
$286,821

Note 8 - Investment in Subsidiary

The Company has an 80% controlling ownership interest in Nexxis Inc., a majority-owned subsidiary of the Company. The entity was formed to provide VOIP services.

Note 9 - Stockholders’ (Deficit)

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2011,” including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 481,510 options outstanding under this plan as of December 31, 2017.

2010 Incentive Award Plan

The Company has reserved 5,000,000 shares of common stock for issuance under the terms of the DSC 2010 Incentive Award Plan (the “2010 Plan”). The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the 2010 Plan. Each of the awards will be evidenced by and issued under a written agreement.

On April 23, 2013, the Board of Directors of the Company amended and restated the DSC 2010 Plan. The 2010 Plan, as amended and restated, has been renamed the “Amended and Restated DSC Incentive Award Plan”. The new plan provides for flexibility in vesting periods and includes a limit of $100,000 per employee per year for incentive stock options.

In June 2017 the board approved to increase the number of available stock options for distribution from the current 5,000,000 shares to 8,000,000 shares.

There are 5,052,148 options outstanding under this plan as of December 31, 2017.

There are 3,409,923 shares available for future grants under the plans.

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2016	6,854,802	$0.02 - 0.85	$0.28
Options Granted	250,000	0.35	0.35
Expire/Cancelled	(363,142)	0.02 – 0.41	0.27
Options Outstanding at December 31, 2016	6,741,660	0.02 - 0.85	0.26
Options Granted	2,017,447	0.05	0.05
Expire/Cancelled	(3,706,959)	0.15 - .041	0.11
Options Outstanding at December 31, 2017	5,052,148	$0.02 - 0.65	$0.25

Options Exercisable at December 31, 2017	2,588,738	$0.02 - 0.65	$0.32

Share-based compensation expense for options totaling $169,703 was recognized in our results for the year ended December 31, 2017 is based on awards vested.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options and is calculated by using the average daily historical stock prices through the day preceding the grant date.

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

As of December 31, 2017, there was $4,103 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1 year.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes model during the year ended December 31, 2017 are set forth in the table below.

2017
Weighted average fair value of options granted	$0.08
Risk-free interest rate	2.35%
Volatility	231.47%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2016	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2016	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2017	133,334	$0.01	$0.01

Warrants Exercisable at December 31, 2017	133,334	$0.01	$0.01

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at December 31, 2017 and 2016 were $733,673 and $619,138, respectively.

Note 10 - Income Taxes –

Due to losses, the Company did not have current income tax expense.

The components of deferred taxes are as follows:

Deferred Tax Assets:

Net operating loss carry-forward	$(1,438,243)	$(2,570,982)
Less: valuation allowance	1,438,243	(2,570,982)

Net deferred tax asset	$—	$—

The Company had federal and state net operating tax loss carry-forwards of $5,758,244 and $3,225,512, respectively as of December 31, 2017. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2017 and 2016, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is entirely due to the Net operating loss carry forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2017 and 2016.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2017	2016
Expected income tax benefit (loss) at statutory rate of 34%	$124,982	$293,316
State and local tax benefit, net of federal	26,099	61,251
Change in valuation account	(151,081)	(354,567)

Income tax expense (benefit)	$—	$—

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

Note 12 - Subsequent Events

In 2018, The Company entered into a new lease agreement with Systems Trading to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5%.

A new lease for office space in Melville, NY was entered into on November 20, 2017 for expanded office space. This lease will commence upon completion of the new office space. The term of this lease is for five years and three months and has a fixed rent schedule.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has determined that as of December 31, 2017, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2017, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future, DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2017. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	64	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Harold J. Schwartz	52	Director, Treasurer, President
Thomas C. Kempster	50	Director, Corporate Secretary, President of Technical Operations
John Argen	63	Director
Joseph B. Hoffman	60	Director
Lawrence A. Maglione Jr.	56	Director
Cliff Stein	60	Director
John Coghlan	62	Director

Charles M. Piluso, President. Mr. Piluso is DSC’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Prior to founding DSC in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities-based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company’s Chairman and President from 1997 to 2000.

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. ITC had operations and agreements in countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure as president, Mr. Piluso grew the company to the fifth largest international facilities based carrier in the USA. Mr. Piluso’s career in the telecommunications industry began in 1978 when he joined ITT Corporation (“ITT”). Over the years, Mr. Piluso was promoted from an entry level sales position to Sales Management, Marketing and Business Development in ITT’s Long-Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service. Mr. Piluso holds a Bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Masters of Business Administration, all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, Mr. Piluso served on the Board of Trustees of Molloy College. Mr. Piluso serves on the Board of Governors at St. John’s University from 2001 to 2016; and, is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

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

Lawrence A. Maglione. Mr. Maglione has been a Director since 2008. Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC. Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long-distance telephone services and data connectivity to small and medium sized businesses. At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenure (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation. Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries. Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master’s of Science in Taxation and is a Certified Public Accountant.

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

Harold J. Schwartz. Mr. Schwartz was appointed to serve as a director on July 6, 2015. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he was responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading, Inc., a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his Bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

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

Audit Committee

During the fiscal year ended December 31, 2017 the Company had an independent audit committee consisting of non-executive directors. The audit committee members include: John Coghlan and Cliff Stein. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time. DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2017 and 2016, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

			Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Charles M. Piluso, Chief Executive Officer, and Chairman of the Board	2016	$99,203	—	—	$—	—	—	$99,203

	2017	$115,525	—	—	$3,333	—	—	$118,858
Harold Schwartz - President	2017	$105,615			$3,333			$108,948

Tom Kempster – President of Operations	2017	$146,000			$3,333

(1)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

Employment Agreements

The Company has an employment agreement in place with John Camello, President of Nexxis Inc.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2017” table below, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 462,071 options outstanding under this plan as of December 31, 2017.

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2013 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan” (Restated Plan) The Company has reserved 8,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the Restated Plan. Each of the awards will be evidenced by and issued under a written agreement. There are 243,571 options outstanding under this plan as of December 31, 2017.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2017

		Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	23,058	0	0.32	5/25/2019
	12/15/2009	250,000	0	0.36	12/14/2019
	12/31/2009	13,888	0	0.36	12/30/2019
	12/16/2010	14,286	0	0.35	12/15/2020
(3)	3/6/2013	548,780	0	0.394	6/17/2022
	6/18/2013	357,143	0	0.394	6/17/2022
	12/13/2013	33,333	0	0.15	12/12/2023
	12/22/2015	44,4444	22,222	0.35	12/21/2025
	12/22/2016	22,222	44,444	0.05	12/14/2026
	12/14/2017	0	66,666	0.05	2/14/2027

(1)	All of the options to purchase shares of our common stock awarded to Mr. Piluso (a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

(3)	The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

Compensation of Directors

None

(1)	The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2013) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

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

As of the end of 2017 we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	5,185,482	(1)	$0.22	3,409,923

Total	5,185,482		$0.22	3,409,923

(1) In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2015, we had 2,140,429 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2015, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2013, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2017, we had 5,052,148 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock on April 14, 2018 all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4) (11)	41,279,398	31.89%
Cliff Stein (5) (11)	10,927,219	8.52%
Harold J. Schwartz (6) (11)	32,434,967	25.31%
Thomas C. Kempster (11)	32,401,634	25.29%
John Coghlan (7) (11)	6,162,496	4.80%
Lawrence A. Maglione, Jr. (8) (11)	317,735	*
John Argen (9) (11)	251,230	*
Joseph Hoffman (10) (11)	251,230	*

All Executive Officers and Directors as a group (9 people)	124,125,868	96.53%

* Less than 1%

(1)	The address for each person is 48 South Service Road, Melville, New York 11530.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 14, 2018. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 128,139,418 shares of common stock issued and outstanding as of April 14, 2018 and options that can be acquired within 60 days of April 14, 2018. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes (i) 18,226,486 shares of common stock held individually, (ii) 3,269,863 shares of common stock held by Piluso Family Associates, (iii) 9,204,614 shares of common stock held by The Bella Vita 2012 Trusts, (iv) 9,204,614 shares of common stock held by The Lasata 2012 Trusts, (v) options to acquire 1,373,820 shares of common stock and (vi) a common stock purchase warrant exercisable for 66,667 shares of common stock. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC. Mr. Piluso and his wife are the trustees of the trusts.

(5)	Includes (i) 10,717,301 shares of common stock and (ii) 209,918 shares of common stock issuable upon exercise of stock options.

(6)	Includes (i) 32,334,968 shares of common stock and (ii) 99,999 shares of common stock issuable upon exercise of stock options.

(7)	Includes (i) 5,862,330 shares of common stock held individually, (ii) options to acquire 233,499 shares of common stock and (iii) a common stock purchase warrant exercisable for 66,667 shares of common stock.

(8)	Includes (i) 33,172 shares of common stock held individually and (ii) options to acquire 284,563 shares of common stock.

(9)	Includes options to acquire 251,230 shares of common stock.

(10)	Includes options to acquire 251,230 shares of common stock.

(11)	Officer and/or director of the Company.

Jan Burman holds 1,401,786 shares of Series A Preferred Stock representing 100% of the Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into 1,401,786 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2017 each of Messrs. Argen, Hoffman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPALACCOUNTANT FEES AND SERVICES

Audit Fees

DSC’s fiscal years ended December 31, 2017 and 2016 was billed approximately $55,000 and $55,000 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For DSC’s fiscal years ended December 31, 2017 and 2016, it was billed approximately $4,500 and $4,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

Dated April 17, 2018

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer, Chief	April 17, 2018
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ John Argen	Director	April 17, 2018
John Argen
/s/ Joseph B. Hoffman	Director	April 17, 2018
Joseph B. Hoffman
/s/ Lawrence A. Maglione Jr.	Director	April 17, 2018
Lawrence A. Maglione Jr.
/s/ John Coghlan	Director	April 17, 2018
John Coghlan
/s/ Cliff Stein	Director	April 17, 2018
Cliff Stein

/s/ Harold J. Schwartz	Director	April 17, 2018
Harold J. Schwartz

/s/ Thomas C. Kempster	Director	April 17, 2018
Thomas C. Kempster