Form 10-K/A
period 2017-12-31
Data Storage Corp
filed 2018-04-18
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of April 17, 2018 was 128,139,418

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 for the annual period ended December 31, 2017, for the purpose of submitting the corrected versions of the Interactive Data Files in Exhibit 101 relating to the Form 10-K for the annual period ended December 31, 2017 that was filed on April 17, 2018. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART IV, ITEM 15. EXHIBITS and shall be deemed “furnished” and not “filed.”

Except for the items described above, no information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Storage Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Dated April 18, 2018

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer, Chief	April 18, 2018
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ John Argen	Director	April 18, 2018
John Argen
/s/ Joseph B. Hoffman	Director	April 18, 2018
Joseph B. Hoffman
/s/ Lawrence A. Maglione Jr.	Director	April 18, 2018
Lawrence A. Maglione Jr.
/s/ John Coghlan	Director	April 18, 2018
John Coghlan
/s/ Cliff Stein	Director	April 18, 2018
Cliff Stein

/s/ Harold J. Schwartz	Director	April 18, 2018
Harold J. Schwartz

/s/ Thomas C. Kempster	Director	April 18, 2018
Thomas C. Kempster