Form 10-Q
period 2018-03-31
Data Storage Corp
filed 2018-05-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 South Service Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2018, was 128,139,418

DATA STORAGE CORPORATION

FORM 10-Q

March 31, 2018

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$146,776	$105,139
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2018 and $90,000 in 2017)	491,810	406,393
Prepaid expenses and other current assets	103,385	120,217
Inventory	114,091	—
Total Current Assets	856,062	631,749

Property and Equipment:
Property and equipment	5,254,553	5,237,965
Less—Accumulated depreciation	(3,724,949)	(3,614,177)
Net Property and Equipment	1,529,604	1,623,788

Other Assets:
Goodwill	3,015,700	3,015,700
Employee Loans	3,000	3,000
Other assets	65,581	75,356
Intangible assets, net	994,712	1,044,046
Total Other Assets	4,078,993	4,138,102

Total Assets	6,464,659	6,393,639
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	1,229,329	1,087,351
Revolving credit facility	155	—
Dividend payable	764,093	733,673
Deferred revenue	476,398	566,731
Capital leases payable – related party	448,184	658,476
Notes payable - related party	—	186,906
Note payable – Enterprise Bank	350,000	350,000
Total Current Liabilities	3,268,159	3,583,137

Deferred rental obligation	816	1,061
Note Payable – related party, long term	—	99,915
Capital leases payable - related party, long term	1,588,195	1,130,764
Total Long-Term Liabilities	1,589,011	1,231,740

Total Liabilities	4,857,170	4,814,877

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,139,418 shares issued and outstanding in 2017 and 2016, respectively	128,139	128,139
Additional paid in capital	17,379,012	17,377,986
Accumulated deficit	(15,894,558)	(15,924,376)
Total Data Storage Corp Stockholders’ Equity (Deficit)	1,613,995	1,583,151
Non-controlling interest in consolidated subsidiary	(6,506)	(4,389)
Total Stockholder’s Equity (Deficit)	1,607,489	1,578,762
Total Liabilities and Stockholders’ Equity (Deficit)	$6,464,659	$6,393,639

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Sales	$1,949,524	$2,323,915

Cost of sales	1,175,754	1,324,058

Gross Profit	773,770	999,857

Selling, general and administrative	744,462	605,066

Income from Operations	29,308	394,791

Other Income (Expense)
Interest income	—	19
Interest expense	(13,876)	(27,430)
Bad Debt Recovery	716	1,542
Total Other Income (Expense)	(13,160)	(25,869)

Income before provision for income taxes	16,148	368,922

Provision for income taxes	—	—

Net Income	16,148	368,922

Non-controlling interest in consolidated company	2,117	—

Net Income attributable to Data Storage Corp	18,265	368,922

Preferred Stock Dividend	(30,419)	(28,208)

Net Income (Loss) Attributable to Common Stockholders	$(12,154)	$340,714

Income (Loss) per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares – Basic and Diluted	128,139,418	128,039,418

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$16,148	$368,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,106	95,646
Stock based compensation	1,026	3,102
Changes in Assets and Liabilities:
Accounts receivable	(85,417)	(147,312)
Inventory	(114,091)	—
Other assets	9,775	3,600
Prepaid expenses and other current assets	16,832	6,686
Accounts payable and accrued expenses	141,978	(100,978)
Deferred revenue	(48,361)	(157,373)
Deferred rent	(245)	(108)
Net Cash Provided by Operating Activities	97,751	72,185

Cash Flows from Investing Activities
Capital expenditures	(16,587)	—
Net Cash Used in Investing Activities	(16,587)	—

Cash Flows from Financing Activities:
Advances from credit line	155	—
Repayment of loan obligations	—	(70,997)
Repayments of capital lease obligations	(39,682)	(106,683)
Net Cash Used in Financing Activities	(39,527)	(177,680)

Increase (Decrease) in Cash and Cash Equivalents	41,637	(105,495)

Cash and Cash Equivalents, Beginning of Period	105,139	255,817

Cash and Cash Equivalents, End of Period	$146,776	$150,322

Supplemental Disclosures:
Cash paid for interest	$13,876	$27,430

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$30,419	$28,208
Assets acquired by capital lease	$—	$1,747,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors. The Company focuses on business continuity solutions, cloud solutions and compliance services. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. DSC’s mission: Protecting client data, ensuring client business continuity, assisting with client compliance requirements and providing clients with better control over their digital information.

DSC maintains equipment for cloud storage and cloud computing in our data centers located in New York and Massachusetts. DSC delivers its solutions over highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the Internet. DSC’s network and geographical diversity is important to clients seeking storage hosting and disaster recovery solutions, ensuring protection of data and continuity of business in the case of a network interruption.

Liquidity

The Company had a net loss available to common shareholders of $12,154 for the three months ended March 31, 2018. As of March 31, 2018, we had cash of $146,776 and a working capital deficiency of $2,412,097. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the three months ended March 31, 2018, the Company generated cash from operations of $97,751. Revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended December 31, 2019. If necessary, management also determined that it is possible that related party sources of debt financing could be obtained based on management’s history of being able to raise and refinance debt through related parties. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, jointly-owned subsidiaries over which it exercises control and entities for which it has been determined to be the primary beneficiary. Noncontrolling interest amounts relating to the Company’s less-than-wholly owned consolidated subsidiaries are included within the “Noncontrolling interest in consolidated subsidiaries” captions in its Consolidated Balance Sheets and within the “Noncontrolling interests” caption in its Consolidated Statements of Income. All intercompany balances and transactions have been eliminated in consolidation.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, inventory, accounts payable, line of credit and deferred revenue. Management believes the estimated fair value of these accounts at March 31, 2018 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements.

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

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). The Company changed its revenue recognition policy regarding set-up fees. Beginning January 2018, the company accounts for set-up fees as separate performance obligation. Set-up services are performed one time and accordingly the revenue is recognized at the point in time that the service is performed, and the Company is entitled to the payment. In addition, Management enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. The Company recorded a journal entry as of January 1, 2018 to record the effect of the recognition of the deferred set up fees. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC” 605).

The Company generates revenue by offering Cloud Services, Infrastructure as Service (“IaaS”), Disaster Recovery as a Service, Email Archival and Compliance Solutions as subscription-based services. The Company also sales Equipment and Software to its customer and offers Management and Support Services. Subscription contracts allows for high level of customization of services to meet customers’ needs. In certain instances, combination of customized products and services are determined to be essential to the functionality of the delivered services. In others, customers can benefit from one of these services on its own.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expect to receive in exchange for those goods or services. The Company measure revenue based on the consideration specified in the arrangement, and revenue is recognized when the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. From subscription-based contracts, the customers continuously receive benefit of these services. With the sale of Equipment or Setup Services, the customers usually receive the benefit at the time the product or service is delivered or provided. Substantially, all of the contracts provide that the Company is compensated for services performed to date.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of federal insurance provided on such deposits.

The Company’s customers are primarily concentrated in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information.

For the three months ended March 31, 2018 and the three months ended March 31, 2017 DSC did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2018, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of March 31, 2018 and March 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2016, 2015 and 2014 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Service Revenue

Subscription services such as Disaster Recovery, High Availability, Vault Services, IaaS, Message Logic, and Internet allows customers to centralize and streamline their data protection services. Customer’s data can be backed up, replicated, archived and restored from 1 hour or less to 10 hours or less. Infrastructure as service helps customers to achieve reliable and cost-effective computing and high availability solutions. Message Logic service helps customers to keep message content secure and accessible. Internet services ensure companies have connectivity in the event of outages.

2)	Professional Services

These services are performed at the inception of a contract for a fixed price. The Company offers professional assistance to its customers during the installation processes. On-boarding and set-up services ensure that the software is installed properly and function as designed to provide customers with the best solutions.

3)	Equipment and Software Revenue

The Company sales servers and other hardware and actively participate in collaboration with IBM to provide innovative business solutions to customers.

4)	Managed Services

To provide the best data protection, the Company manage backup data for customers enabling them to meet compliance regulation and improve recovery time objectives. The Company also derives revenues from providing support and management of its software to customers. The managed service includes help desk, remote access, annual recovery tests and on-gong monitoring of system performance.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands of USD).

	For the Three Months Ended March 31,
	2018	2017

Major products/services lines

Cloud Service	$1,105,205	$1,100,064
Professional Service	57,537	164,452
Equipment and Software	285,891	665,942
Managed Service	299,368	200,859
Other	201,523	192,598
Total Revenue	$1,949,524	$2,323,915

Timing of revenue recognition

Products transferred at a point in time	$343,428	$830,394
Products and services transferred over time	1,606,096	1,493,521
	$1,949,524	$2,323,915

Deferred revenue from 2017 of $41,000 has been re-classified as retained earnings. During the first quarter of 2018 a total of $11,150 in onboarding fees related to the company’s cloud-based solutions has been recorded as revenue. The amount of onboarding fees for the first quarter 2018 sales for cloud-based solution for the company’s USA client base is immaterial when compared to first quarter revenue of $1,919,742 resulting in a total revenue including onboarding fees of $1,930,892. Future periods may have material onboarding fees, and will be reported according to the revenue recognition standards for comparisons to previous periods.

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing customer obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing.

Sales are generally recorded in the month the service is provided. For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract.

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Cloud Service – Disaster Recovery (“DR”): subscription-based service that instantly transfers data to secure location where it remains encrypted. Provides 10 hour or less recovery time

2)	Cloud Service – Vault: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

3)	Cloud Service – High Availability (“HA”): subscription-based service offers cost-effective replication technology, provides 1 hour or less recovery time

4)	Cloud Service – Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for server systems

5)	Cloud Service – Message Logic: subscription-based service offers cost effective email archiving, monitoring and retrieval of email messages

6)	Cloud Service – Internet: subscription-based service offers continuous internet connection in the event of outages

7)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of servers to the end user

10)	License: granting SSL certificates and other licenses

Cloud Service – DR, HA, Vault, IaaS, Message Logic, Support and Maintenance, and Internet

Subscription services such as DR, HA, Vault, IaaS, Message Logic, Support and Maintenance and Internet allows customers to access a set of data or receive services for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue should be recognized on a straight-line basis over the contract term.

Initial Set-Up Fees

The Company accounts for set-up fees as separate performance obligation. Set-up services are performed one time and accordingly the revenue should be recognized at the point in time that the service is performed, and the Company is entitled to the payment.

Equipment sales

For the Equipment sales performance obligation, the control of the product transfers at a point in time (i.e., when the goods have been shipped or delivered to the customers location, depending on shipping terms). Noting that the satisfaction of the performance obligation, in this sense, does not occur over time as defined within ASC 606-10-25-27 through 29, the performance obligation is considered to be satisfied at a point in time (ASC 606-10-25-30) when the obligation to the customer has been fulfilled (i.e., when the goods have left the shipping facility or delivered to the customer, depending on shipping terms).

License – granting SSL certificates and other licenses

In the case of Licensing performance obligation, the control of the product transfers either at point in time or over time depending on the nature of the license. The revenue standard identifies two types of licenses of IP: a right to access IP and a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the customer either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and will recognize revenue at the point in time the license is granted and/or renewed for a new period.

Payment terms

The terms of the contracts are typically ranges from 12 months to 36 months with auto-renew options. The Company invoice customers one month in advance for the services plus any overages or additional services provided.

Warranties

The Company offers guaranteed service levels and performance and service guarantees on some of its contracts. These warrantees are not sold separately and according to ASC 606-10-50-12(a) are accounted as “assurance warranties”.

Significant judgement

In the instances that contract have multiple performance obligation, the Company uses judgment to establish stand -alone price for each performance obligation separately. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation was calculated to determine the aggregate price for the individual services. Next the proportion of each individual service to the aggregate price was determined. That ratio was applied to the total contract price in order to allocate the transaction price to each performance obligation.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $59,459 and $7,710 for advertising costs for the years ended March 31, 2018 and 2017, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at March 31, 2018 include 133,334 warrants.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2018	December 31, 2017
Storage equipment	$992,996	$992,996
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Telephone System	9.690	—
Leasehold Improvements	13,104	11,719
Computer hardware and software	1,199,633	1,194,120
Data Center Equipment	2,491,675	2,491,675
	5,254,553	5,237,965
Less: Accumulated depreciation	3,724,949	3,614,177
Net property and equipment	$1,529,604	$1,623,788

Depreciation expense for the three months ended March 31, 2018 and 2017 was $110,772 and $87,154, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2018
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,015,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	897,274
ABC Acquired contracts	5	310,000	87,834
SIAS Acquired contracts	5	660,000	187,000
Non-compete agreements	3 - 4	272,147	266,869

Total Intangible Assets		2,433,689	1,438,977

Total Goodwill and Intangible Assets		$5,449,389	$1,438,977

Scheduled amortization over the next three years as follows:

For the Twelve Months ending March 31,
2019	$197,334
2020	195,944
2021	194,000
2022	113,166
Total	$700,444

Amortization expense for the nine months ended March 31, 2018 and 2017 was $49,334 and $8,492, respectively.

Note 5– Capital Lease Obligations – Related Party

On January 24, 2017, the Company entered into a lease with Systems Trading Inc. (“Systems Trading”), a company owned by DSC’s president, to refinance old leases and to add newly acquired data center equipment. The lease called for monthly payments of $59,940 and expired on February 1, 2020. It carried an interest rate of 6%.

On April 27, 2017, the Company entered into a lease with Systems Trading to add newly-acquired data center equipment. The lease called for monthly payments of $2,300 and expired on May 1, 2020. It carried an interest rate of 4%.

On March 7, 2018, the Company entered into a lease with Systems Trading, to refinance old leases and Notes payable – related party referenced above and in Note 7. The lease calls for bi monthly payments of $23,475 and expires on April 6, 2022. It carries an interest rate of 5%.

Future minimum lease payments under the capital leases are as follows:

As of March 31, 2018	$2,253,600
Less amount representing interest	(217,221)
Total obligations under capital leases	2,036,379
Less current portion of obligations under capital leases	(448,184)
Long-term obligations under capital leases	$1,588,195

Long-term obligations under the capital leases at March 31, 2018 mature as follows:

For the Twelve months ending March 31,
2019	$563,400
2020	563,400
2021	563,400
2022	563,400
$2,253,600

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,272,888
Less: accumulated depreciation	1,450,778
$1,822,110

Note 6 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

Location one in Melville calls for monthly payments of $8,382 with a lease terminating in August 31, 2019. Location two in Melville calls for monthly payments of monthly payments of $7,188.96 starting April, 2018, escalating to $8,333.97. The term of the lease is 5 years and 3 months and will end on July 31, 2023.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending March 31,

2019	$214,161
2020	132,468
2021	91,979
2022	94,738
2023	97,338
2024	16,668
$647,352

Rent expense for the three months ended March 31, 2018 and 2017 was $42,337 and $52,309, respectively.

Note 7- Long Term Debt

Note Payable – Enterprise Bank

In connection with its acquisition of Message Logic, LLC, the Company assumed a loan with Enterprise Bank. The loan was due on April 30, 2016. There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. The Company is in the process of renegotiating a new payment plan. Interest only payments have been paid with the last monthly payment made in February 2018. The interest rate on this note was 6.5%. The Company is in current negotiations to either modify or extend this loan.

Notes Payable – Related Party

On February 1, 2017, the Company entered into a note with Systems Trading to refinance old liabilities. The note called for monthly payments of $10,293 and matured on January 31, 2019. It carries an interest rate of 0%.

On May 1, 2017, the Company entered into a note with Systems Trading to refinance advances made by DSC’s President. The note called for monthly payments of $5,283 and matured on April 1, 2020. It carries an interest rate of 0%.

On March 7, 2018, the Company entered into a lease with Systems Trading, Inc. (“Systems Trading”), a company owned by DSC’s President, to refinance and consolidate notes payable – related party and existing leases referenced in Note 5. The lease calls for bi-monthly payments of $23,475 and expires on April 6, 2022. It carries an interest rate of 5%.

Future minimum payments under these note agreements are reflected in Note 5 above.

Note 8 - Stockholders’ Equity

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Note 9 – Subsequent Events

None

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

Company Overview

Headquartered in Melville, NY, with additional offices in Warwick, RI, Data Storage Corporation (“DSC” or the “Company”) offers its solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government sectors. The Company focuses on business continuity solutions, cloud solutions and compliance services. DSC provides a Hybrid Cloud, Infrastructure as a Service, Disaster Recovery as a Service and Email Archival and Compliance Solutions. DSC’s mission: Protecting client data, ensuring client business continuity, assisting with client compliance requirements and providing clients with better control over their digital information.

The Company provides its solutions through its business development team and contracted distribution channels. DSC owns intellectual property in connection with our proprietary email archival and data analytics software, Message Logic. DSC is marketing Message Logic on the Amazon AWS Marketplace and IBM’s cloud marketplace including the ability to subscribe for services on the DSC website. DSC’s contracted approved distributors have the ability to provide our Recovery and Hybrid Cloud solutions without capital investment thereby lowering their barrier of entry in providing these cloud solutions to their client base.

On October 19, 2017 DSC formed a new division, Nexxis Inc. (“Nexxis”), a new telecommunications company which provides VOIP services. DSC owns 80% of Nexxis. Nexxis is positioned to cross-sell our client base and provide new opportunities to our base. We believe there is an opportunity to increase the bandwidth of our clients for improved access to our cloud solutions, while at the same time continue to target new clients as businesses move to new telecommunications technologies for voice and data.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2018 as compared to the three months ended March31, 2017

Net Sales. Net sales for the three months ended March 31, 2018 were $1,949,524, a decrease of $374,391, or 16.1% compared to $2,323,915 for the three months ended March 31, 2017. The decrease is attributable to non-recurring sales of equipment $388,380 for the three months ended March 31, 2018 as compared to $667,763 for the three months ended March 31,2017.

Cost of Sales. For the three months ended March 31, 2018, cost of sales were $1,175,754 a decrease of $148,304, or 11.2% compared to $1,324,058 for the three months ended March 31, 2017. The decrease is attributable to the decrease in equipment costs.

Operating Expenses. For the three months ended March 31, 2018, operating expenses were $744,462, an increase of $139,396, or 35.7%, as compared to $605,066 for the three months ended March 31, 2017. Advertising for the three months ended March 31, 2018 increased $51,748 to $59,459 from $7,710 for the three months ended March 31, 2017.

Sales Salaries for the three months ended March 31, 2018 increased $61,129 to $84,430 from $23,300 for the three months ended March 31, 2017.

Other Income (Expense). Interest expense for the three months ended March 31, 2018 decreased $13,544 to $13,876 from $27,430 for the three months ended March 31, 2017. This decrease is a result of the Company refinancing all old leases into one new lease.

Net Income (loss). Net income for the three months ended March 31, 2018 was $16,148 a decrease of $352,774, or 95.6%, as compared to a net profit of $368,922 for the three months ended March 31, 2017. We believe that continual cost cutting based on synergies, as well as economies of scale, will improve our profit and margins.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Furthermore, we believe that the Company will continue its trend of profitability throughout 2018 and the foreseeable future. Historically, the Company has been successful in raising money as needed. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could be dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be affected. Further it is the intention of management to continue to raise money through related party debt issuances to continue on their growth path in creating value.

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

During the three months ended March 31, 2018 the Company’s cash increased $41,637 to $146,776 from $105,139 at December 31, 2017. Net cash of $97,951 was provided by the Company’s operating activities. Net cash of $56,469 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,412,097 at March 31, 2018, decreasing $539,291 or 6.94% from $2,951,388 at December 31, 2017. The increase is attributable to the refinancing and consolidation of all previous related party leases and notes into one new lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2018 and 2017, DSC had interest expense, net of interest income, of $13,876 and $27,411 respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2018, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2018.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).
4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).
4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).
4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).
4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)
4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)
4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)
4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).
4.9	10% Convertible Promissory Note due April 30, 2016 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
4.10	Warrant to Purchase Common Stock dated as of August 9, 2013, (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).
10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).
10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).
10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).
10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).
10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).
10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).
10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).
10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).
10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).
10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).
10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).
10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).
10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).
10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).
10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).
10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016) Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016
10.18	(incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016
10.19	(incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)
10.20	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016(incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.22	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.
10.23	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on September 30, 2009).
21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 1, 2017 (incorporated by reference to Exhibit 99.1 to Form 8K filed on November 9, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 15, 2018
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)