Form 10-Q
period 2018-06-30
Data Storage Corp
filed 2018-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2018, was 128,139,418

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2018

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$81,976	$105,139
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2018 and $90,000 in 2017)	1,013,537	406,393
Prepaid expenses and other current assets	101,189	120,217
Total Current Assets	1,196,702	631,749

Property and Equipment:
Property and equipment	5,262,100	5,237,965
Less—Accumulated depreciation	(3,822,240)	(3,614,177)
Net Property and Equipment	1,439,860	1,623,788

Other Assets:
Goodwill	3,015,700	3,015,700
Employee Loans	3,000	3,000
Other assets	70,491	75,356
Intangible assets, net	945,379	1,044,046
Total Other Assets	4,034,570	4,138,102

Total Assets	6,671,132	6,393,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	1,503,295	1,087,351
Dividend payable	795,608	733,673
Deferred revenue	484,180	566,731
Capital leases payable – related party	476,544	658,476
Notes payable - related party	—	186,906
Note payable – Enterprise Bank	350,000	350,000
Total Current Liabilities	3,609,627	3,583,137

Deferred rental obligation	571	1,061
Note Payable – related party, long term	—	99,915
Capital leases payable - related party, long term	1,486,943	1,130,764
Total Long-Term Liabilities	1,487,514	1,231,740

Total Liabilities	5,097,141	4,814,877

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,039,418 shares issued and outstanding in 2018 and 2017, respectively	128,139	128,139
Additional paid in capital	17,380,037	17,377,986
Accumulated deficit	(15,923,430)	(15,924,376)
Total Data Storage Corp Stockholders’ Equity	1,586,148	1,583,151
Non-controlling interest in consolidated subsidiary	(12,157)	(4,389)
Total Stockholders’ Equity	1,573,991	1,578,762
Total Liabilities and Stockholders’ Equity	$6,671,132	$6,393,639

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$2,750,542	$2,027,285	$4,700,067	$4,351,200

Cost of sales	1,752,948	1,215,961	2,930,007	2,540,019

Gross Profit	997,594	811,324	1,770,060	1,811,181

Selling, general and administrative	974,336	744,136	1,717,495	1,349,202

Income from Operations	23,258	67,188	52,565	461,979

Other Income (Expense)
Other Income	—	649	716	2,211
Interest expense	(26,266)	(38,472)	(40,142)	(65,902)
Total Other Income (Expense)	(26,266)	(37,823)	(39,426)	(63,691)

Income (loss) before provision for income taxes	(3,008)	29,365	13,139	398,288

Provision for income taxes	—	—	—	—

Net Income (loss)	(3,008)	29,365	13,139	398,288

Non-controlling interest in consolidated subsidiary	5,642	—	7,759	—

Net Income attributable to Data Storage Corp	2,634	29,365	20,898	398,288

Preferred Stock Dividends	(31,156)	(28,919)	(51,935)	(57,127)

Net Income (loss) Attributable to Common Stockholders	$(28,522)	$446	$(41,037)	$341,161

Income (loss) per Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Shares - Basic and Diluted	128,139,418	128,039,418	128,039,418	128,039,418

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$13,139	$398,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,730	209,266
Stock based compensation	2,051	6,205
Changes in Assets and Liabilities:
Accounts receivable	(607,143)	142,278
Other assets	4,864	3,600
Prepaid expenses and other current assets	19,028	48,095
Accounts payable and accrued expenses	415,946	(224,877)
Deferred revenue	(40,579)	(198,166)
Deferred rent	(490)	(354)
Net Cash Provided by Operating Activities	113,546	384,335

Cash Flows from Investing Activities
Capital expenditures	(24,135)	—
Net Cash Used in Investing Activities	(24,135)	—

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(112,574)	(260,913)
Net Cash Used in Financing Activities	(112,574)	(456,154)

Decrease in Cash and Cash Equivalents	(23,163)	(71,819)

Cash and Cash Equivalents, Beginning of Period	105,139	255,817

Cash and Cash Equivalents, End of Period	$81,976	$183,998

Supplemental Disclosures:
Cash paid for interest	$40,142	$65,902

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$61,935	$57,127
Assets acquired by capital lease	$—	$1,824,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 1 - Basis of presentation, organization and other matters

Headquartered in Melville, NY, Data Storage Corporation (“DSC” or the “Company”) is a Managed Service Provider that specializes within the IBM community. Our IBM Power and Intel IaaS Cloud ensures enterprise level equipment and support focusing on iSeries, AIX, Power, AS400 and our high-processing power for Intel. Our Disaster Recovery services for both Intel and IBM has a guaranteed back-to-work window. DSC is a one-stop source for managed services from VoIP to providing the client with equipment and software, monitoring, help desk and a full array of business continuity solutions.

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

Liquidity

The Company has concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. As of June 30, 2018, we had cash of $81,976 and a working capital deficiency of $2,412,925. Included in current liabilities are accrued dividends that the Company is not obligated to pay at this point in time, and the Company is in compliance with its preferred shareholder agreement. Further, capitalized lease obligations for our enterprise level infrastructure in our data centers are related to long term contracts with clients, in which clients are represented in the accounts receivable as a month of billing in the current liabilities, whereas, the entire year of lease payments are recorded for future obligations.  Our Enterprise Bank obligation relates to the acquisition of Message Logic of $350,000 is structured so that DSC can be relieved of such obligation without impact. Additionally, deferred revenue, are obligations to perform services for clients, in which these clients have signed long term agreements with cancelation clauses obligating them to pay for such services, even if the client cancels within term.  Capital lease obligations are owed to a company owned by the President of DSC. The Company has on previous occasions been able to renegotiate the leases to relieve pressure on its capital position.

The Company recognized a net loss available to common shareholders of $41,037 for the six months ended June 30, 2018 and generated cash from operations of $123,546. Revenue growth for the quarter had a higher percentage of equipment and software sales and has a result of the mix of product and services overall margin have been impacted. Equipment and software normally have lower margin than subscription services such as IaaS and disaster recovery.

There is no assurance that the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern will be mitigated by the factors enumerated above. To further alleviate the concern, management has determined that related party capitalized leases can be refinanced. Further, senior management is committed to funding the Company’s operations for growth and expansion for the next 12 months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon our continued sales efforts, the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and deferred revenue. Management believes the estimated fair value of these accounts at June 30, 2018 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its consolidated financial statements.

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

The Company generates revenue by offering Cloud Services, Infrastructure as Service (“IaaS”), Disaster Recovery as a Service, Email Archival and Compliance Solutions as subscription-based services. The Company also sells Equipment and Software to its customer and offers Management and Support Services. Subscription contracts allows for high level of customization of services to meet customers’ needs. In certain instances, combination of customized products and services are determined to be essential to the functionality of the delivered services. In others, customers can benefit from one of these services on its own.

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

In July 2018, FASB issued ASU 2018-07 Improvement to Nonemployee Share-based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. Entities are required to value non-employee awards under ASC 718 but can still elect to use a different methodology for establishing the expected term or selecting the amortization method. Under ASC 718-10-30-10A, entities may elect to use the contractual term or the midpoint as the expected term when estimating the fair value of non-employee awards. Additionally, under ASC 718-10-25-2C, the guidance states that entities are required to recognized compensation cost for non-employee awards as if they had been paid in cash. As such, entities may still elect to apply a different amortization method to non-employee awards. All entities that have historically issued or are currently issuing share-based compensation to non-employee will be affected by the update. Public entities must adopt the new standard in the fiscal year beginning on December 15, 2018. All other entities must adopt the new standard in the fiscal year beginning on December 15, 2019. Companies can early adopt the new standard but are required to adopt ASC Topic 606 alongside their adoption of ASU 2018-07. For entities that have recorded historical expense for non-employee awards, the non-employee awards will need to be revalued on the date of adoption and a cumulative adjustment will be recorded to retained earnings. Companies will also need to disclose in their financial statements, the nature of and reason for the change in accounting principle, as well as any quantitative information about the cumulative adjustment's effect on retained earnings and other equity component.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company’s cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of federal insurance provided on such deposits.

The Company’s customers are primarily concentrated in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information.

For the six months ended June 30, 2018 the Company had one customer that accounted for 17% of revenue. At June 30, 2018 the customer also accounted for 53% of accounts receivable. For the six months ended June 30, 2017 the Company did not have any customer concentrations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2018, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2018 and December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2016, 2015 and 2014 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Infrastructure and Disaster Recovery Revenue

Subscription services such as IaaS/Hosting Disaster Recovery, High Availability, Vault Services, IaaS, Message Logic, and Internet allows customers to centralize and streamline their data protection services. Customer’s data can be backed up, replicated, archived and restored to meet their back to work objective in a disaster. Infrastructure as a Service (IaaS)helps customers to achieve reliable and cost-effective computing and high availability solutions. Message Logic service helps customers to keep message content secure and accessible. Internet services ensure companies have connectivity in the event of outages.

2)	Professional Services

These services are performed at the inception of a contract for a fixed price. The Company offers professional assistance to its customers during the installation processes. On-boarding and set-up services ensure that the software is installed properly and function as designed to provide customers with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands of USD).

	For the Six Months Ended June 30,
	2018	2017

Major products/services lines

Infrastructure and Disaster Recovery	$2,268,391	$2,363,341
Professional Service	117,841	255,828
Equipment and Software	1,767,804	1,100,544
Managed Service	346,656	427,045
Other	199,375	204,442
Total Revenue	$4,700,067	$4,351,200

Timing of revenue recognition

Products transferred at a point in time	$1,885,645	$1,356,372
Products and services transferred over time	2,814,422	2,994,828
	$4,700,067	$4,351,200

Deferred revenue from 2017 of $41,000 has been re-classified as retained earnings. During the second quarter of 2018 a total of $22,555 in onboarding fees related to the company’s cloud-based solutions has been recorded as revenue. The amount of onboarding fees for the second quarter 2018 sales for cloud-based solution for the company’s USA client base is immaterial when compared to second quarter revenue of $4,677,512 resulting in a total revenue including onboarding fees of $4,700,067. Future periods may have material onboarding fees and will be reported according to the revenue recognition standards for comparisons to previous periods.

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Disaster Recovery (“DR”): subscription-based service that instantly encrypted and transfers data to secure location further replicates the data to a second DSC data center where it remains encrypted. Provides 10 hour or less recovery time

2)	Vaulting: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

3)	High Availability (“HA”): subscription-based service offers cost-effective mirroring replication technology, provides 1 hour or less recovery time

4)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems

5)	Message Logic: subscription-based service offers cost effective email archiving, data analytics, compliance monitoring and retrieval of email messages which cannot be deleted.

6)	Internet: subscription-based service offers continuous internet connection in the event of outages

7)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of servers to the end user

10)	License: granting SSL certificates and other licenses

Disaster Recovery with Stand-By Servers, High Availability, Data Vaulting, IaaS, Message Logic, Support and Maintenance, and Internet

Subscription services such as the above allows customers to access a set of data or receive services for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue should be recognized on a straight-line basis over the contract term.

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

Payment terms

The terms of the contracts are typically ranging from 12 months to 36 months with auto-renew options. The Company invoice customers one month in advance for the services plus any overages or additional services provided.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $106,109 and $83,751 for advertising costs for the six months ended June 30, 2018 and 2017, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at June 30, 2018 include 133,334 warrants and 2,017,447 options.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2018	December 31, 2017
Storage equipment	$992,996	$992,996
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Telephone System	9.690	—
Leasehold Improvements	13,104	11,719
Computer hardware and software	1,207,180	1,194,120
Data Center Equipment	2,491,675	2,491,675
	5,262,100	5,237,965
Less: Accumulated depreciation	3,822,240	3,614,177
Net property and equipment	$1,439,860	$1,623,788

Depreciation expense for the six months ended June 30, 2018 and 2017 was $208,063 and $192,282, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2018
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,015,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Customer list	5 - 15	897,274	897,274
ABC Acquired contracts	5	310,000	103,333
SIAS Acquired contracts	5	660,000	220,000
Non-compete agreements	3 - 4	272,147	267,703

Total Intangible Assets		2,433,689	1,488,310

Total Goodwill and Intangible Assets		$5,449,389	$1,488,310

Scheduled amortization over the next three years as follows:

For the Twelve Months ending June 30,
2019	$197,333
2020	196,778
2021	194,000
2022	63,000
Total	$651,111

Amortization expense for the six months ended June 30, 2018 and 2017 was $98,667 and $16,984, respectively.

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

Future minimum lease payments under the capital leases are as follows:

As of June 30, 2018	$2,159,700
Less amount representing interest	(196,213)
Total obligations under capital leases	1,963,487
Less current portion of obligations under capital leases	(476,544)
Long-term obligations under capital leases	$1,486,943

Long-term obligations under the capital leases at June 30, 2018 mature as follows:

For the Twelve months ending June 30,
2019	$563,400
2020	563,400
2021	563,400
2022	469,500
$2,159,700

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,272,888
Less: accumulated depreciation	1,542,313
$1,730,575

Note 6 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

Location one in Melville calls for monthly payments of $8,382 with a lease terminating in August 31, 2019. Location two in Melville calls for monthly payments of monthly payments of $7,189 starting April, 2018, escalating to $8,334. The term of the lease is 5 years and 3 months and will end on July 31, 2023.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending June 30,

2019	$208,170
2020	107,234
2021	92,665
2022	95,445
2023	89,732
$593,246

Rent expense for the six months ended June 30, 2018 and 2017 was $91,163 and $104,703, respectively.

Note 7- Long Term Debt

Note Payable – Enterprise Bank

In connection with its acquisition of Message Logic, LLC, the Company assumed a loan with Enterprise Bank. The loan was due on April 30, 2016. There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. The Company has requested that the bank consider all payments made to date as satisfaction of the assumed loan and the bank is in process of a response. Interest only payments have been paid with the last monthly payment made in June 2018. The interest rate on this note was 6.5%.

Notes Payable – Related Party

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

Note 9 – Subsequent Events

None – Do we need to mention Broadsmart?

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

Company Overview

Headquartered in Melville, NY, with additional offices in Warwick, RI, Data Storage Corporation (“DSC” or the “Company”) is a Managed Service Provider that specializes within the IBM community. Our IBM Power and Intel IaaS Cloud ensures enterprise level equipment and support, focusing on iSeries, AIX, Power, AS400 and our high-processing power for Intel. Our Disaster Recovery services for both Intel and IBM has a guaranteed back-to-work window. DSC is a one-stop source for managed services from VoIP to providing the client with equipment and software, monitoring, help desk and a full array of business continuity solutions.

The Company provides its solutions through its business development team and contracted distribution channels. DSC owns intellectual property in connection with our proprietary email archival and data analytics software, Message Logic. DSC is marketing Message Logic on the DSC website. DSC’s contracted approved distributors have the ability to provide our Recovery and IaaS solutions without capital investment thereby lowering their barrier of entry in providing these cloud solutions to their client base.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

Net Sales. Net sales for the three months ended June 30, 2018 were $2,750,542, an increase of $723,257, or 36% compared to $2,027,285 for the three months ended June 30, 2017. The increase is attributable to non-recurring sales of equipment and software.

Cost of Sales. For the three months ended June 30, 2018, cost of sales were $1,752,948, an increase of $536,987, or 44%, compared to $1,215,961 for the three months ended June 30, 2017. The increase is attributable to the increase in equipment and software costs.

Operating Expenses. For the three months ended June 30, 2018, operating expenses were $974,336, an increase of $230,200, or 31%, as compared to $744,136 for the three months ended June 30, 2017. Commissions for the three months ended June 30, 2018 increased $140,145 to $214,339 from $74,194 for the three months ended June 30, 2017. Sales salaries for the three months ended June 30, 2018 increased $70,358 to $78,925 from $8,567 for the three months ended June 30, 2017.

Other Income (Expense). Interest expense for the three months ended June 30, 2017 decreased $12,206 to $26,266 from $38,472 for the three months ended June 30, 2017. This decrease is a result of the Company refinancing pre-existing leases into one new lease.

Net Profit (loss). Net profit (loss) for the three months ended June 30, 2018 was ($3,008) representing a decrease of $32,373, or 1.10%, as compared to a net profit of $29,365 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

Net Sales. Net sales for the six months ended June 30, 2018 were $4,700,067, an increase of $348,867, or 8% compared to $4,351,200 for the six months ended June 30, 2017. The increase is attributable to non-recurring sales of equipment and software $1,767,804 for the six months ended June 30, 2018 as compared to $1,100,544 for the six months ended June 30,2017.

Cost of Sales. For the six months ended June 30, 2018, cost of sales were $2,930,007 an increase of $389,988, or 15% compared to $2,540,019 for the six months ended June 30, 2017. The increase is attributable to the increase in equipment and software costs.

Operating Expenses. For the six months ended June 30, 2018, operating expenses were $1,717,495, an increase of $368,293, or 27%, as compared to $1,349,202 for the six months ended June 30, 2017. Commissions for the six months ended June 30, 2018 increased $152,827 to $320,914 from $168,087 for the six months ended June 30, 2017. Sales salaries for the six months ended June 30, 2018 increased $131,487 to $163,355 from $31,868 for the six months ended June 30, 2017.

Other Income (Expense). Interest expense for the six months ended June 30, 2018 decreased $25,760 to $40,142 from 65,902 for the six months ended June 30, 2017. This decrease is a result of the Company refinancing pre-existing leases into one new lease.

Net Income (loss). Net income for the six months ended June 30, 2018 was $13,139 representing a decrease of $385,149, or 97%, as compared to a net profit of $398,288 for the six months ended June 30, 2017.

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

During the six months ended June 30, 2018 the Company’s cash decreased $21,163 to $81,976 from $105,139 at December 31, 2017. Net cash of $113,546 was provided by the Company’s operating activities. Net cash of $136,709 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,412,925 at June 30, 2018, decreasing $538,463 or 18% from $2,951,388 at December 31, 2017. The decrease is primarily attributable to the refinancing and consolidation of all previous related party leases and notes into one new lease increase in account receivable offset by increase in account payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2018 and 2017, DSC had interest expense of $40,142 and $65,902 respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2018, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

We are currently not involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2018.

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
Date: August 14, 2018
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

