Form 10-Q
period 2018-09-30
Data Storage Corp
filed 2018-11-19
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2018, was 128,139,418

1

DATA STORAGE CORPORATION

FORM 10-Q

September 30, 2018

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$204,642	$105,139
Accounts receivable (less allowance for doubtful accounts of $90,000 in 2018 and $90,000 in 2017)	562,140	406,393
Prepaid expenses and other current assets	99,647	120,217
Total Current Assets	866,429	631,749

Property and Equipment:
Property and equipment	5,282,942	5,237,965
Less—Accumulated depreciation	(3,920,676)	(3,614,177)
Net Property and Equipment	1,362,266	1,623,788

Other Assets:
Goodwill	3,015,700	3,015,700
Employee Loans	—	3,000
Other assets	70,433	75,356
Intangible assets, net	896,046	1,044,046
Total Other Assets	3,982,179	4,138,102

Total Assets	6,210,874	6,393,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	968,207	1,087,351
Dividend payable	828,265	733,673
Deferred revenue	418,410	566,731
Capital leases payable – related party	461,941	658,476
Notes payable - related party	—	186,906
Note payable – Enterprise Bank	350,000	350,000
Total Current Liabilities	3,026,823	3,583,137

Deferred rental obligation	20,229	1,061
Note Payable – related party, long term	—	99,915
Capital leases payable - related party, long term	1,384,632	1,130,764
Total Long-Term Liabilities	1,404,861	1,231,740

Total Liabilities	4,431,684	4,814,877

Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,139,418 shares issued and outstanding in 2018 and 2017, respectively	128,139	128,139
Additional paid in capital	17,389,397	17,377,986
Accumulated deficit	(15,722,598)	(15,924,376)
Total Data Storage Corp Stockholders’ Equity	1,796,340	1,583,151
Non-controlling interest in consolidated subsidiary	(17,150)	(4,389)
Total Stockholders’ Equity	1,779,190	1,578,762
Total Liabilities and Stockholders’ Equity	$6,210,874	$6,393,639

The accompanying notes are an integral part of these consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$2,560,512	$2,036,299	$7,260,579	$6,387,499

Cost of sales	1,526,450	1,226,430	4,456,499	3,766,448

Gross Profit	1,034,062	809,869	2,804,080	2,621,051

Selling, general and administrative	776,793	741,503	2,494,246	2,090,706

Income from Operations	257,269	68,366	309,835	530,345

Other Income (Expense)
Other Income	—	—	716	2,178
Interest Income	13	2	13	34
Interest expense	(28,785)	(34,748)	(68,927)	(100,650)
Total Other Income (Expense)	(28,772)	(34,746)	(68,198)	(98,438)

Income before provision for income taxes	228,497	33,620	241,637	431,907

Provision for income taxes	—	—	—	—

Net Income	228,497	33,620	241,637	431,907

Non-controlling interest in consolidated subsidiary	5,002	—	12,761	—

Net Income attributable to Data Storage Corp	233,499	33,620	254,398	431,907

Preferred Stock Dividends	(32,656)	(29,648)	(94,591)	(86,774)

Net Income Attributable to Common Stockholders	$200,843	$3,972	$159,807	$345,133

Income per Share – Basic and Diluted	$(0.00)	$(0.00)	$0.00	$0.00
Weighted Average Number of Shares - Basic and Diluted	128,139,418	128,139,418	128,139,418	128,077,148

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$241,637	$431,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454,499	318,893
Stock based compensation	11,411	9,307
Changes in Assets and Liabilities:
Accounts receivable	(155,747)	225,429
Other assets	4,923	2,136
Employee Loan	3,000	—
Prepaid expenses and other current assets	20,570	65,787
Accounts payable and accrued expenses	(119,145)	(267,472)
Deferred revenue	(106,348)	(223,431)
Deferred rent	19,168	(599)
Net Cash Provided by Operating Activities	373,968	561,957

Cash Flows from Investing Activities
Capital expenditures	(44,977)	—
Net Cash Used in Investing Activities	(44,977)	—

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(229,488)	(232,596)
Repayments of loan obligations	—	(428,873)
Net Cash Used in Financing Activities	(229,488)	(661,469)

Increase (decrease) in Cash and Cash Equivalents	99,503	(99,512)

Cash and Cash Equivalents, Beginning of Period	105,139	255,817

Cash and Cash Equivalents, End of Period	$204,642	$156,305

Supplemental Disclosures:
Cash paid for interest	$68,197	$100,650

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$94,591	$86,774
Assets acquired by capital lease	$—	$1,824,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid in Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount

Balance January 1, 2017	1,401,786	$1,402	128,039,418	$128,039	$17,194,384	$(15,625,756)	$—	1,698,068

Stock-based compensation	—	—	—	—	169,702	—	—	169,702

Capital Stock Issued	—	—	100,000	100	13,900	—	—	14,000

Net Loss	—	—	—	—	—	(184,084)	(4,409)	(188,493)

Non-controlling interest stock issued	—	—	—	—	—	—	20	20

Preferred stock dividend	—	—	—	—	—	(114,536)	—	(114,536)

Balance December 31, 2017	1,401,786	$1,402	128,039,418	$128,139	$17,377,986	$(15,924,376)	(4,389)	$1,578,762

Stock-based compensation	—	—	—	—	11,411	—	—	11,411

Adjustment Resulting from the Adoption of ASC606	—	—	—	—	—	41,970	—	41,970

Net Income	—	—	—	—	—	254,399	(12,761)	241,637

Preferred stock dividend	—	—	—	—	—	(94,591)	—	(94,591)

Balance September 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,389,397	$(15,722,598)	$(17,150)	$1,779,190

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Liquidity

The Company has concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. As of September 30, 2018, we had cash of $204,642 and a working capital deficiency of $2,160,394 Included in current liabilities are accrued dividends that the Company is not obligated to pay at this point in time, and the Company is in compliance with its preferred shareholder agreement. Further, capitalized lease obligations for our enterprise level infrastructure in our data centers are related to long term contracts with clients, in which clients are represented in the accounts receivable as a month of billing in the current liabilities, whereas, the entire year of lease payments are recorded for future obligations.  Our Enterprise Bank obligation relates to the acquisition of Message Logic of $350,000 is structured so that DSC can be relieved of such obligation without impact. Additionally, deferred revenue, are obligations to perform services for clients, in which these clients have signed long term agreements with cancelation clauses obligating them to pay for such services, even if the client cancels within term. Capital lease obligations are owed to a company owned by the President of DSC. The Company has on previous occasions been able to renegotiate the leases to relieve pressure on its capital position.

The Company recognized a net profit available to common shareholders of $159,807 for the nine months ended September 30, 2018 and generated cash from operations of $373,968. Revenue growth for the quarter had a higher percentage of equipment and software sales and has a result of the mix of product and services overall margin have been impacted. Equipment and software normally have lower margin than subscription services such as IaaS and disaster recovery.

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

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees. The Company has stock-based incentives for consultants and employees that over achieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and deferred revenue. Management believes the estimated fair value of these accounts at September 30, 2018 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

The Company’s clients are primarily concentrated in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its clients and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific clients, historical trends, and other information.

For the nine months ended September 30, 2018 the Company had one client that accounted for 12.6% of revenue. For the nine months ended September 30, 2017 the Company did not have any client concentrations.

Accounts Receivable/Allowance for Doubtful Accounts

The Company sells its services to clients on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing client obligations. Accounts receivables are due within 30 days. The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients are invoiced in advance for services as reflected in deferred revenue on the Company’s balance sheet.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2018, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of September 30, 2018 and December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2017, 2016 and 2015 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Infrastructure as a Service (Iaas) and Disaster Recovery Revenue

Subscription services such as IaaS/Hosting Disaster Recovery, High Availability, Data Vault Services, IaaS, Message Logic email archival software, and Internet allows clients to centralize and streamline their technical environment. Client’s data can be backed up, replicated, archived and restored to meet their back to work objective in a disaster. Infrastructure as a Service (IaaS) assist clients to achieve reliable and cost-effective computing and high availability solutions. Message Logic software helps clients to maintain message content secure and accessible. Internet services ensure companies have connectivity in the event of outages.

2)	Professional Services

These services are performed at the inception of a contract for a fixed price. The Company offers professional assistance to its clients during the installation processes. On-boarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing.

3)	Equipment and Software Revenue

The Company provides equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients.

4)	Managed Services

To provide the best data protection, the Company manage data backup data for clients enabling them to meet compliance regulation and improve recovery time objectives. The Company also derives revenues from providing support and management of its software to clients. The managed services include help desk, remote access, annual recovery tests and on-gong monitoring of client system performance.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands of USD).

	For the Nine Months Ended September 30,
	2018	2017

Major products/services lines

Infrastructure and Disaster Recovery	$3,490,434	$3,540,784
Professional Service	224,623	328,857
Equipment and Software	2,743,915	1,611,166
Managed Service	489,884	627,924
Other	311,723	278,768
Total Revenue	$7,260,579	$6,387,499

Timing of revenue recognition

Products transferred at a point in time	$2,433,899	$1,907,764
Products and services transferred over time	4,826,680	4,479,734
	$7,260,579	$6,387,499

Deferred revenue from 2017 of $41,000 has been re-classified as retained earnings. During the third quarter of 2018 a total of $10,105 in onboarding fees related to the company’s cloud-based solutions has been recorded as revenue. The amount of onboarding fees for the third quarter 2018 sales for cloud-based solution for the company’s USA client base is immaterial when compared to revenue of $7,228,714 resulting in a total revenue including onboarding fees of $7,260,579. Future periods may have material onboarding fees and will be reported according to the revenue recognition standards for comparisons to previous periods.

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract.

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Disaster Recovery (“DR”): subscription-based service that instantly encrypted and transfers data to secure location further replicates the data to a second DSC data center where it remains encrypted. Provides 10 hour or less recovery time

2)	Data Vaulting: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

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

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of servers to the end user

10)	License: granting SSL certificates and other licenses

Disaster Recovery with Stand-By Servers, High Availability, Data Vaulting, IaaS, Message Logic, Support and Maintenance, and Internet

Subscription services such as the above allows clients to access a set of data or receive services for a predetermined period of time. As the client obtains access at a point in time but continues to have access for the remainder of the subscription period, the client is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue should be recognized on a straight-line basis over the contract term.

Initial Set-Up Fees

The Company accounts for set-up fees as separate performance obligation. Set-up services are performed one time and accordingly the revenue should be recognized at the point in time that the service is performed, and the Company is entitled to the payment.

Equipment sales

For the Equipment sales performance obligation, the control of the product transfers at a point in time (i.e., when the goods have been shipped or delivered to the client’s location, depending on shipping terms). Noting that the satisfaction of the performance obligation, in this sense, does not occur over time as defined within ASC 606-10-25-27 through 29, the performance obligation is considered to be satisfied at a point in time (ASC 606-10-25-30) when the obligation to the client has been fulfilled (i.e., when the goods have left the shipping facility or delivered to the client, depending on shipping terms).

License – granting SSL certificates and other licenses

In the case of Licensing performance obligation, the control of the product transfers either at point in time or over time depending on the nature of the license. The revenue standard identifies two types of licenses of IP: a right to access IP and a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and will recognize revenue at the point in time the license is granted and/or renewed for a new period.

Payment terms

The terms of the contracts are typically ranging from 12 months to 36 months with auto-renew options. The Company invoice clients one month in advance for the services plus any overages or additional services provided.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $106,109 and $83,751 for advertising costs for the nine months ended September 30, 2018 and 2017, respectively.

Net Income (Loss) Per Common Share

In accordance with FASB ASC 260-10-5 Earnings Per Share, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The inclusion of the potential common shares to be issued have an anti-dilutive effect on diluted loss per share and therefore they are not included in the calculation. Potentially dilutive securities at September 30, 2018 include 133,334 warrants and 3,667,227 options.

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30, 2018	December 31, 2017
Storage equipment	$992,996	$992,996
Website and software	533,418	533,418
Furniture and fixtures	14,037	14,037
Telephone System	9.690	—
Leasehold Improvements	13,104	11,719
Computer hardware and software	1,207,844	1,194,120
Data Center Equipment	2,511,853	2,491,675
	5,282,942	5,237,965
Less: Accumulated depreciation	3,920,676	3,614,177
Net property and equipment	$1,362,266	$1,623,788

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $306,499 and $293,417, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30, 2018
	Estimated life in years	Gross Amount	Accumulated Amortization

Goodwill	Indefinite	$3,015,700	N/A
Intangible Assets
Intangible assets not subject to amortization
Trademarks	Indefinite	294,268	N/A
Intangible assets subject to amortization
Client list	5 - 15	897,274	897,274
ABC Acquired contracts	5	310,000	118,833
SIAS Acquired contracts	5	660,000	253,000
Non-compete agreements	3 - 4	272,147	268,536

Total Intangible Assets		2,433,689	1,537,643

Total Goodwill and Intangible Assets		$5,449,389	$1,537,643

Scheduled amortization over the next three years as follows:

For the Twelve Months ending September 30,
2019	$197,333
2020	194,278
2021	194,000
2022	16,167
Total	$601,778

Amortization expense for the nine months ended September 30, 2018 and 2017 was $148,000 and $25,476 respectively.

Note 5– Capital Lease Obligations – Related Party

On March 7, 2018, the Company entered into a lease with Systems Trading, Inc. ("Systems Trading"), a company owned by DSC's President, to refinance old leases and Notes payable – related party referenced above and in Note 7. The lease calls for bi monthly payments of $23,475 and expires on April 6, 2022. It carries an interest rate of 5%.

Future minimum lease payments under the capital leases are as follows:

As of September 30, 2018	$2,018,850
Less amount representing interest	(172,277)
Total obligations under capital leases	1,846,573
Less current portion of obligations under capital leases	(461,941)
Long-term obligations under capital leases	$1,384,632

Long-term obligations under the capital leases at September 30, 2018 mature as follows:

For the Twelve months ending September 30,
2019	$563,400
2020	563,400
2021	563,400
2022	328,650
$2,018,850

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,272,888
Less: accumulated depreciation	1,634,485
$1,638,403

Note 6 - Commitments and Contingencies

Operating Leases

The Company currently leases two office spaces in Melville, NY, and one in Warwick, RI.

Location one in Melville calls for monthly payments of $8,382 with a lease terminating in August 31, 2019. Location two in Melville calls for monthly payments of monthly payments of $7,189 starting April 2018, escalating to $8,334. The term of the lease is 5 years and 3 months and will end on July 31, 2023.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalates to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Twelve Months Ending September 30,

2019	$192,803
2020	90,633
2021	93,352
2022	96,152
2023	65,458
$538,398

Rent expense for the nine months ended September 30, 2018 and 2017 was $162,772 and $160,085, respectively.

Note 7- Long Term Debt

Note Payable – Enterprise Bank

In connection with its acquisition of Message Logic, LLC, the Company assumed a loan with Enterprise Bank. The loan was due on April 30, 2016. There has been no default notice from Enterprise Bank. Enterprise Bank has requested that we move from an interest only payment to a self-amortized arrangement. The Company has requested that the bank consider all payments made to date as satisfaction of the assumed loan and the bank is in process of a response. Interest only payments have been paid with the last monthly payment made in September 30, 2018. The interest rate on this note was 6.5%.

Notes Payable – Related Party

On March 7, 2018, the Company entered into a lease with Systems Trading, a company owned by DSC’s President, to refinance and consolidate notes payable – related party and existing leases referenced in Note 5. The lease calls for bi-monthly payments of $23,475 and expires on April 6, 2022. It carries an interest rate of 5%.

Future minimum payments under these note agreements are reflected in Note 5 above.

Note 8 - Stockholders’ Equity

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Note 9 – Subsequent Events

On November 5, 2018, Nexxis Inc. ("Nexxis"), a subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with Todd A. Correll ("Correll"), Thomas J. Tharrington ("Tharrington" and together with Correll, "Seller"), and Broadsmart Florida, Inc. ("Broadsmart"), a privately held provider of telecommunications services serving customers in the State of Florida, to purchase from Seller 100% of the issued and outstanding shares of common stock of Broadsmart.

Pursuant to the Agreement, on November 5, 2018 (the "Closing Date"), Nexxis purchased from Seller all of the outstanding capital stock of Broadsmart (the "Shares") and all assets related to the business of Broadsmart, with Broadsmart becoming a wholly-owned subsidiary of Nexxis on the Closing Date, in consideration of certain incidental cash consideration and 15% of the net billing of Broadsmart, not including any taxes billed on invoices, payable by Nexxis to Seller on a monthly-basis during the respective terms of each of Broadsmart's customer agreements for existing services provided Broadsmart to its customers (the "Profit-Sharing Purchase Price"); provided, however, that in the event there is no customer agreement the Profit-Sharing Purchase Price will be paid for no more than five (5) years. The Agreement contains customary representations and warranties.

In connection with the Agreement, on March 13, 2018, Nexxis and Broadsmart jointly filed with the Federal Communications Commission ("FCC") that certain Joint Application for Consent to Acquire Control of an Authorized Provider of Domestic Interstate and International Telecommunications Services Pursuant to Section 214 of the Communications Act of 1934, as amended, pursuant to which Nexxis and Broadsmart jointly requested the FCC's authorization of the purchase and sale of the Shares (the "Stock Purchase"). On April 20, 2018, the FCC granted its authorization of the Stock Purchase.

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

DSC varies its use of resources, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal client requirements. The Company supports clients twenty-four hours a day, 365 days a year.

RESULTS OF OPERATIONS

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

Net Sales. Net sales for the three months ended September 30, 2018 were $2,560,512, an increase of $524,213, or 25.7% compared to $2,036,299 for the three months ended September 30, 2017. The increase is attributable to non-recurring sales of equipment and software.

Cost of Sales. For the three months ended September 30, 2018, cost of sales was $1,526,450 an increase of $300,020, or 24.5%, compared to $1,226,430 for the three months ended September 30, 2017. The increase is attributable to the increase in equipment and software costs.

Operating Expenses. For the three months ended September 30, 2018, operating expenses were $801,069, an increase of $59,566, or 8%, as compared to $741,503 for the three months ended September 30, 2017. Commissions for the three months ended September 30, 2018 increased $127,226 to $221,271 from $94,046 for the three months ended September 30, 2017. Professional fee for the three months ended September 30, 2018 decreased $42,649 as compared to $96,669 for the three months ended September 30, 2017.

Other Income (Expense). Interest expense for the three months ended September 30, 2018 decreased $5,963 to $28,785 from $34,748 for the three months ended September 30, 2017. This decrease is a result of the Company refinancing pre-existing leases into one new lease.

Net Profit (loss). Net profit (loss) for the three months ended September 30, 2018 was $209,223 representing an increase of $175,603, or 507.4%, as compared to a net profit of $33,620 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

Net Sales. Net sales for the nine months ended September 30, 2018 were $7,260,579, an increase of $873,080, or 13.7% compared to $6,387,499 for the nine months ended September 30, 2017. The increase is attributable to non-recurring sales of equipment and software $2,743,915 for the nine months ended September 30, 2018 as compared to $1,611,166 for the nine months ended September 30, 2017.

Cost of Sales. For the nine months ended September 30, 2018, cost of sales was $4,456,499 an increase of $690,051, or 18.3% compared to $3,766,448 for the nine months ended September 30, 2017. The increase is attributable to the increase in equipment and software costs.

Operating Expenses. For the nine months ended September 30, 2018, operating expenses were $2,518,522 an increase of $427,816, or 20.5%, as compared to $2,090,706 for the nine months ended September 30, 2017. Commissions for the nine months ended September 30, 2018 increased $270,240 to $532,373 from $262,133 for the nine months ended September 30, 2017.

Other Income (Expense). Interest expense for the nine months ended September 30, 2018 decreased $31,723 to $68,927 from $100,650 for the nine months ended September 30, 2017. This decrease is a result of the Company refinancing pre-existing leases into one new lease.

Net Income (loss). Net income for the nine months ended September 30, 2018 was $230,122 representing a decrease of $201,785, or 46.7%, as compared to a net profit of $431,907 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Furthermore, we believe that the Company will continue its trend of profitability throughout 2018 and the foreseeable future. Historically, the Company has been successful in raising money as needed. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could be diluted, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be affected. Further it is the intention of management to continue to raise money through related party debt issuances to continue on their growth path in creating value.

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

During the nine months ended September 30, 2018 the Company’s cash increased $99,503 to $204,642 from $105,139 at December 31, 2017. Net cash of $373,968 was provided by the Company’s operating activities. Net cash of $274,465 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,160,394 at September 30, 2018, decreasing $790,994 or 26.8% from $2,951,388 at December 31, 2017. The decrease is primarily attributable to the refinancing and consolidation of all previous related party leases and notes into one new lease increase in account receivable offset by increase in account payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2018 and 2017, DSC had interest expense of $68,927 and $100,650 respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2018, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended September 30, 2018.

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
Date: November 19, 2018
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

