Form 10-K
period 2018-12-31
Data Storage Corp
filed 2019-04-01
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

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

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,264,393

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405) is contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company	Smaller reporting company	☒

The number of shares of the registrant’s common stock outstanding as of December 31, 2018 was 128,139,418

Data Storage Corporation

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF THE INDUSTRY & DATA STORAGE CORPORATION:

Our Industry:

Data Storage Corporation (“DSC” or the “Company) is positioned to leverage the growth in our industry. As background, DSC provides Disaster Recovery solutions, Infrastructure as a Service (IaaS), IT Managed Services and Voice over Internet Protocol (VoIP) type solutions. The following will provide a background on our industry and trends for the solutions we provide.

According to a new study by Grand View Research, Inc., the global disaster recovery solutions market size is expected to reach US$ 26.23 billion by 2025, registering a strong CAGR of 36.5% during the forecast period. The global disaster recovery solutions market has been experiencing a significant increase in demand owing to growing instances related to infrastructure failure, cyberattacks, natural disasters, and other internal and external threats. Unanticipated events such as these cause disruption in business operations, resulting in massive losses for organizations.

Various companies are reconsidering their plans for backup and recovery of important business applications and data over the past few years owing to increasing occurrences of planned, manmade disasters. For instance, malicious attacks such as WannaCry and Locky ransomware in 2017 led to the loss of thousands of encrypted files and systems. Government and private sectors incurred considerable financial losses owing to these attacks.

Businesses are increasingly incorporating disaster recovery (DR) solutions in their business continuity strategies, making DR plans a critical part of IT priorities. Moreover, increasing awareness about the benefits of implementing such solutions and growing adoption of cloud-based solutions are promoting the adoption of disaster recovery solutions among SMEs.

The global infrastructure as a service (IaaS) industry value is expected to exceed US$ 60 billion by 2024 with an estimated growth rate of over 25% over the forecast period. IaaS is a form of cloud computing system dependent on significant physical resources, such as network connections, bandwidth, load balancers, and servers, which are present as a virtual service offered by the cloud service providers (CSPs). An increasing amount of financial and business information and other critical data in various IT sectors are expected to increase the adoption of IaaS in many organizations.

The need for reducing cost in IT infrastructure management, and to focus more on their primary operations has been the key objective of various companies and agencies. The technological innovations have led to growing mobility, ease of access, sophisticated working environment, and digitalization development in numerous business verticals. Ease of deployment, flexibility, and scalability of services can also be acknowledged as the key factors steering the market growth.

The IT and telecommunications sector are expected to witness significant growth rate owing to increasing adoption of cloud-based services in the industry. This industry is considered to be the primary vertical generating enormous personal, financial and healthcare information. Customer-based organizations in banking financial services and in the insurance (BFSI) sector create large volumes of confidential business and financial data which look at security and storage convenience for smooth business continuity.

More and more companies are adopting the system of Bring Your Own Device (BYOD), hence, the demand for VoIP services is also growing. Moreover, along with updating their services, VoIP service providers are also introducing new features in VoIP services to attract users at both individual and corporate level. New market avenues are likely to open with an increase in international calling.

The telecommunications industry is changing rapidly, hence, growth and innovation are taking place in the VoIP industry.

According to a report issued by Persistence Market Research, the global VoIP services market is likely to witness substantial growth during 2017-2024. The global market for VoIP services is also estimated to reach US$ 194.5 Billion revenue towards the end of 2024.

Data Storage Corporation:

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP type solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

Our mission is to protect our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”) and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC supports the Company’s acquisition strategy. These acquisitions accelerated our strategy into cloud based managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

The Company provides its solutions through its business development team and contracted distribution channels. DSC owns intellectual property with our proprietary email archival and data analytics software, Message Logic. DSC is marketing Message Logic on the DSC website. DSC’s contracted, approved distributors have the ability to provide Recovery and Hybrid Cloud solutions, IBM and Intel IaaS cloud-based solutions without the distributor investing in infrastructure, data centers and telecommunications services as well as specialized technical staff whereby lowering their barrier of entry for them to provide these solutions to their client base.

DSC is an 18-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de-duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

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

Headquartered in Melville, NY with an additional office in Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains its enterprise infrastructure in several data center facilities located within New York, Massachusetts and North Carolina.

Core support services channel through DSC’s operations division which is staffed by highly trained personnel to maintain service level agreements. The Company supports clients twenty-four hours a day, 365 days a year. DSC provides ongoing education to its staff for maintaining technical skills and certifications.

DSC services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology-based business.

Our Continuing Strategy

DSC derives its revenues from long-term subscriptions, and professional services contracts related to the implementation of solutions that provide protection of critical data and equipment. In 2009, DSC’s revenues consisted primarily of data vaulting, de-duplication, continuous data protection and cloud disaster recovery solutions, and protecting information for our clients.

In 2010, we expanded solutions based on the asset acquisition of SafeData, a provider of disaster recovery and business continuity for IBM’s mid-range servers, Power i. The Safe Data acquisition provided the ability to provide a solution to a specialized IBM community with limited competition and higher average revenue per client. October 2012, we purchased the software and assets of Message Logic, an email archival and compliance software. The Message Logic acquisition strategy was based on the increased requirements for compliance and storage of emails and e-discovery type data.

In October 2016, DSC purchased the assets of ABC (as defined above), including the remaining 50% of Secure Infrastructure and Services, LLC, the IBM Power Cloud. ABC has an excellent reputation that spans 25 years and is a Premium Partner of IBM providing equipment, licensing, provisioning and managed services to their clients. ABC also provides high-level cyber security as part of their solutions portfolio.

On October 19, 2017, DSC formed a new division, Nexxis Inc. (“Nexxis”), to provide VOIP and carrier services. DSC owns 80% of Nexxis, which is positioned to cross-sell our client base and provide new opportunities from of our base. We believe there is an opportunity to increase our clients’ bandwidth for improved access to our cloud solutions, while at the same time continue to target new clients as businesses move to new telecommunications technologies for voice and data.

DSC delivers its solutions over a highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet from their data centers.

DSC is positioned to leverage its infrastructure, data centers, equipment capacity and leadership team to grow revenue and create value.

Positioned for organic growth, DSC will continue our strategy of growth through synergistic acquisitions. DSC believes opportunities exist to acquire service providers and intellectual property to enhance our solution portfolio, increase our distribution channels, expand our management and increase our cash flow.

Our acquisition strategy objective is to reduce costs through economies of scale while increasing market share and consolidating efforts. The effort of economies of scale in a reduction of cost are underway from the ABC and SIAS acquisitions.

We believe that through our partnership programs strategy, as well as through our acquisitions of synergistic service providers, we can create significant value.

The roll up of these technical companies and system integrators will also form a powerful distribution channel for both our current and future service offerings. We believe that our acquisition strategy will enable DSC to create a global presence and a recognizable premiere brand.

DESCRIPTION OF SERVICES AND SOLUTIONS

DATA PROTECTION SERVICES

Data Storage Corporation offers a variety of data protection services designed to meet its clients’ requirements and budgets.

ezVault

ezVault Consists of Cloud backup services which eliminate the cost and challenges of tape handling, tape management and file retrieval and restore. All backups are encrypted and replicated to a second data center to ensure that data is always safe and available. The vault size automatically scales with data growth, and retention needs are never a concern. With our high-speed enterprise storage, deduplication, and compression, backup and restore times are reduced. Our ezVault services are backed by a clear and well-defined SLA, guaranteeing performance, availability and access. ezVault is most typically combined with ezRecovery (as described below) to provide Disaster Recovery as a Service (DRaaS).

Solution Details

•	Easily managed scheduling and retention –Backup policies are managed directly by the client as part of our service offering. On IBM i, clients have access to the management interface on each system and other environments use a management portal to restore files, manage job schedules and data retention. This allows clients to retain as much data as they need.
•	Save While Active – Backups can be scheduled to run at any time with little to no impact on production applications.

•	Scalable – ezVault automatically scales to meet your backup storage requirements. The pay as you grow model eliminates the need to forecast future backup capacity and purchase additional storage that may go unused for several years.
•	Client has direct access and control of data retrieval – ezVault provides the client with the ability to directly retrieve files from any point in time without having to rely on a provider to load tapes, which makes restoring files much quicker and easier than tape or Virtual Tape Library (VTL).
•	Optional local appliance – A client site backup appliance is available for local data retention and automatic replication to the ezVault cloud, providing faster local restores when needed and all the offsite data protection of our ezVault cloud solution.
•	Reduced backup time – ezVault backups are incremental forever with all data deduplicated, compressed and encrypted before transmission drastically reducing backup times compared to traditional tape-based backups. Backups are immediately transmitted offsite without the delay and complexity of tape handling, storage and retrieval.
•	Backup Protection – All backups are encrypted and replicated to a second data center providing built in redundancy for your mission critical data.
•	Offsite Copy Included – A monthly copy of clients’ data is copied to tape and stored into separate data center to add another layer of safety to clients’ important data.
•	Guaranteed Performance SLA

ezRecovery

ezRecovery Consists of ezVault backup services combined with our managed standby compute, storage and network infrastructure resources. Vaulted applications, data and user access are quickly and easily restored to standby systems, saving clients’ money and reducing the recovery time. Our recovery services are backed by a clear and well-defined SLA guaranteeing performance, availability and access with Recovery Point Objective’s (RPO’s) and Recovery Time Objective’s (RTO’s) as short as eight hours.

Solution Details

•	Standby Systems – Preconfigured systems capable of running full production workloads in the event of a disaster.

•	No Licensing – Reduces cost, we provide temporary OS licensing in the event of system recovery.
•	Scalable – Increase performance and capacity on demand, handling possible workload differences from original capacities and additional performance to improve restore time.
•	RTO Improvements – Backups stored locally in our cloud are quickly restored to the standby systems and available for use in as little as eight hours.
•	Flexible Access options – Preconfigured VPN, SSL Clients, MPLS and other dedicated circuits available
•	for quick activation eliminating issues with user access.
•	Secure Recovery – All standby systems are in their own dedicated network segment allowing strict security policies meeting any client and compliance requirements.
•	Guaranteed Performance SLA

ezAvailability

ezAvailability provides reliable, high availability and business continuity for mission critical applications with RPO under a minute and RTO typically under 15 minutes, with optional, fully managed real-time replication services. Our ezAvailability service consist of a full-time enterprise system, storage and network resources, allowing quick and easily-switched production workloads to our cloud when needed. Our ezAvailability services are backed by a clear and well-defined SLA guaranteeing performance, availability and access.

Solution Details

•	Enterprise Level Resources – Always on, switch ready and able to handle full production workloads.
•	Tier-3 Data Centers – Meets or exceed most production environments for security, compliance standards, power and cooling redundancy, fire suppression and communications with 100% uptime.
•	Scalable Resources – ezAvailability is designed to seamlessly scale system processor, memory and storage resources as needed. This allows clients to run replication on a base HA system with additional resources in reserve for use when needed in a test or disaster declaration. HA systems and standby resources can be expanded to meet typical client-side growth over time or from other business changes.
•	Host based Replication – Software and/or Journal Based application installed on the production host that tracks and sends all changes to the ezAvailability target system. Replication is at the file or journal level ensuring data and transaction integrity on the target system.
•

SAN-Based Replication (ezMirror) – SAN level replication using compatible hardware for the source and target. Replication is at the data block level copying all partial file changes to the target typically with a system that is powered off in standby.

•	Guaranteed Performance SLA

ezMirror

ezMirror is a SAN-based replication solution combined with our ezRecovery standby systems to provide easy to manage and cost-effective Business Continuity and Disaster Recovery (DR) option.

Features

•	RPO of 5-10 minutes and RTO of 30 minutes achievable under optimal conditions
•	Support for IBM SVC/Storwize SAN with Global Mirror
•	Full system replication mirrors all Volumes/LUNs of the system including the load source to the target SAN
•	When replication is active the target host is offline in standby
•	No additional maintenance, patching or updates required on the target system
•	Replication process is separate from the Operating System
•	Any ASP configuration is supported including IASPs

ezHost

Our cloud hosting solution, ezHost provides full-time, scalable compute, storage, and network infrastructure resources needed to run clients’ mission critical workloads on our enterprise class infrastructure. ezHost removes the burden of the typical hardware lifecycle management of on-premise systems by replacing the cost of support, maintenance, system administration, space, power and cooling with a predictable monthly expense. Our ezHost services are backed by a clear and well-defined SLA guaranteeing performance, availability and access.

Solution Details

•	Enterprise Level Resources – Always on and able to handle full production workloads. QOS capabilities on the storage and network ensures resources are delivered at the desired performance level.
•	Tier-3 Data Centers – Meets or exceeds most production environments for security, compliance standards, power and cooling redundancy, fire suppression and communications with 100% uptime.
•	Scalable Resources – ezHost is designed to seamlessly scale system processor, memory and storage resources as needed. This allows clients to start using a system with lower resources than they would need to purchase in an on-premise system and scale to meet typical client growth over time or from other business changes.
•	OS Support – IBM i, Windows, AIX, and Linux
•	Security – ezHost clients are always deployed in isolated environments with strict security controls on network traffic. Options exist for dedicated or client provided firewalls and security appliances.
•	Communications – All ezHost services include public internet access with VPN support and options for client provided private networks such as MPLS, Metro Ethernet, Point to Point.
•	Support – 24x7 Infrastructure support with options for operating system support and system administration.
•	Licensing – Flexible licensing options let you bring your own or we can provide the OS licensing
•	Compliance – Compliant with PCI, HIPAA, SOX standards.
•	All system, storage and network infrastructure are owned, operated and supported by DSC.
•	Guaranteed Performance SLA

DATA CENTER & SECURITY

Data Storage Corporation helps organizations manage risk, increase performance and improve agility. Our Tier 3 data centers are part of a nationwide network with a shared commitment to Redundancy, Security and Compliance. Each of DSC’s data centers is a safe, secure facility audited under SSAE-16 SOC 1 Type II, SOC 2 Type II, PCI-DSS1, GLBA and HIPAA standards annually.

Physical Security

Controls access and provides a redundant, reliable environment

Data Center/System Access

•	24/7 Security and Surveillance (NOC & SOC)
•	BIOMETRIC / ID Card Two Factor Access Control
•	Man Traps – Limits access to one person at a time
•	Fire Suppression
•	Redundant Power and Cooling
•	Locked Cages and Racks

System Security

System Hardening – Very securable

•	Use Highest security levels
•	System Auditing and Logging
•	Control Privileged Accounts and Access
•	Data Encryption

Fully Managed Systems

•	Stay up to date on Patches and Updates
•	System Auditing and Monitoring
•	Assistance remediating issues

Edge Security

Control the traffic in and out of a client’s hosted environment

Shared Managed Network Routers and Firewalls

•	Service Provider handles updates,
•	policy management, and maintenance
•	Typical services include: UTM, AV, IDP, Load Balancing

Dedicated Network Routers and Firewalls

•	Client has full control

Client Supplied Edge Equipment

•	Firewall, Router, Load Balancers, etc.
•	Client has full control

Each Client has a dedicated network segment and all traffic, in and out, must pass through a firewall policy.

VOICE & DATA SOLUTIONS

Nexxis, our new voice and data division, is leading the way with advanced voice and data services that propel business’ forward with unparalleled performance, speed and continuity to keep vital information moving in the right direction. Faster than traditional phone systems — and infinitely smarter — Nexxis’s voice and data solutions add functionality and improve efficiency, while keeping your costs down.

Solution Details

•	Pure, Reliable Voice Service: The latest data and VoIP technology to ensure flawless service clients can rely on, 24/7, with numerous options and no upfront costs.
•	Premium Color IP Phones: Choose from a range of top-of-the-line, feature-rich Polycom VVX color phone systems that look great and sound crystal clear.
•	Enterprise-level Features: Our 100% fiber-optic network provides unrivaled, enterprise-level service to meet clients’ business needs today, and tomorrow.
•	Built-in Business Continuity — and Connectivity: Our VoIP solutions keep businesses fully connected, whenever and wherever clients are working from.
•	Dedicated High-speed Internet: With speeds up to 40 GB, Nexxis provides lightning-fast download and upload — with superior connectivity and cost-efficiencies built-in.
•	Multi-site Connectivity: Our secure high-speed network keeps your entire business connected, from hub to off-site locations nationwide.

EMAIL ARCHIVAL SOLUTION

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

Solution Benefits

•	Ease of Use, Affordable: Intuitive design for ease of use; yet the features are advanced and powerful.
•	Records Management: Good record keeping is essential for any organization. MLArchiver captures all emails; full-text indexes the message and attachment, applies retention policies and turns emails into non-alterable records.
•	Regulatory & Litigation Process: MLArchiver make responding to regulatory or litigation search requests quick and easy. We meet the Federal Rules of Civil Procedure process for legal discovery and have advanced searching, dynamic folders, tagging, legal hold management and exporting options.
•	Compliant: Nearly all industries have one or more regulations which require them to treat emails as corporate records and produce them when requested. ML is a fully compliant solution.
•	Analytics: 50 custom and standard analytics to let management “Know what is being archived” with real-time alerts. Identify and report on business-critical information.
•	Employee Access & Email Storage Cost: Emails older than six months are infrequently accessed. MLArchiver provides tools for employee access via web interface or Outlook. Archive storage is lower cost storage for cost reductions.

COMPETITION

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition. These markets are characterized by frequent product introductions and rapid technological advances. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price and performance, product quality and reliability, a strong third-party software, marketing and distribution capability, service and support and corporate reputation.

The Company is focused on expanding its market opportunities related to disaster recovery and infrastructure as a service and platform as a service, primarily focused on the IBM community. These markets are highly competitive and include several large, well-funded and experienced participants.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to provide a high-quality solution as well as increase distribution of the solutions in each of the markets in which it competes.

The Company believes it offers superior 365x24x7 enterprise level service and solutions for the SME marketplace and value-added reseller community with guaranteed uptime and service level agreements which sets the company apart from many of their competitors.

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

On October 19, 2017 DSC formed a new division, Nexxis Inc., to provide VOIP and carrier services.

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

ITEM 2.  PROPERTIES

Our principal office is located at 48 South Service Road, South Service Road, Suite 203, Melville, NY 11747. We also maintain an office located at 535 Centerville Road, Warwick, RI 02886, and we maintain data centers in New York, Massachusetts and North Carolina. Our corporate telephone number is (212) 564-4922. We believe the current facilities are adequate for the near future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCQB under symbol “DTST”. Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for period of time.

Quarterly ended	Low Price	High Price
March 31, 2017	$0.10	$0.11
June 30, 2017	$0.11	$0.15
September 30, 2017	$0.07	$0.08
December 31, 2017	$0.07	$0.07
March 31, 2018	$0.09	$0.10
June 30, 2018	$0.11	$0.16
September 30, 2018	$0.16	$0.17
December 31, 2018	$0.14	$0.16

HOLDERS OF OUR COMMON STOCK

As of December 31, 2018, we had 40 shareholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation “2008 Equity Incentive Plan” and “2010 Incentive Award Plan” on page 44  for DSC’s equity compensation plan information.

During the past fiscal year, we have issued stock options to several employees for the purchase of an aggregate amount 1,022,004 shares of common stock in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP and carrier type solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

Our mission is to protect our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”) and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC supports the Company’s acquisition strategy. These acquisitions accelerated our strategy into cloud based managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

The Company provides its solutions through its business development team and contracted distribution channels. DSC owns intellectual property with our proprietary email archival and data analytics software, Message Logic. DSC is marketing Message Logic on the DSC website. DSC’s contracted, approved distributors have the ability to provide Recovery and Hybrid Cloud solutions, IBM and Intel IaaS cloud-based solutions without the distributor investing in infrastructure, data centers and telecommunications services as well as specialized technical staff whereby lowering their barrier of entry for them to provide these solutions to their client base.

DSC is an 18-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de- duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

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

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, Massachusetts and North Carolina.

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

RESULTS OF OPERATIONS

Year ended December 31, 2018 as compared to December 31, 2017

Net Sales. Net sales for the year ended December 31, 2018 were $8,887,402 an increase of $630,484 or 7.6%, compared to $8,256,918 for the year ended December 31, 2017. The increase is attributable to the increase in equipment and software sales.

Cost of Sales. For the year ended December 31, 2018, cost of sales was $5,427,990 an increase of $517,659 or 10.5% from $4,910,331 for the year ended December 31, 2017. The increase in cost of sales is a result of an increase in equipment and software sold. The Company’s gross margin is 39% for the year ended December 31, 2018 as compared to 41% for the year ended December 31, 2017.

Operating Expenses. For the year ended December 31, 2018, operating expenses were $3,124,052 a decrease of $307,292 as compared to $3,431,344 for the year ended December 31, 2017. The net decrease is a result a decrease in staffing salaries, professional fees, travel, commissions, state filing fees and the recovery of bad debt. Salaries decreased by $204,654 to $800,424 for the year ended December 31, 2018 as compared to $1,005,079 for the year ended December 31, 2017. Officer's Salaries decreased $283,704 to $251,446 for the year ended December 31, 2018 as compared to $535,150 for the year ended December 31, 2017. Professional fees decreased $32,506 to $460,186 for the year ended December 31, 2018 as compared to $492,692 for the year ended December 31, 2017. Commissions increased $334,375 to $702,361 for the year ended December 31, 2018 as compared to $367,985 for the year ended December 31, 2017 due to a reclassification between professional fees and commissions. Travel decreased $54,228 to $58,892 for the year ended December 31, 2018 as compared to $113,120 for the year ended December 31, 2017. State filing fees decreased $6,794 to $6,408 for the year ended December 31, 2018 as compared to $13,202 for the year ended December 31, 2017 due to a reclassification between state filings and professional fees. The recovery of bad debt in 2018 was $60,716

Other Income (Expense) Interest expense for the year ended December 31, 2018 decreased $8,118 to $98,788 from $106,906 as compared to the year ended December 31, 2017. Other income decreased $3,071 to $99 in 2018 from $3,170 in 2017.

Net Income (Loss). Net Income (Loss) for the year ended December 31, 2018 was $236,671 an increase of $425,164 as compared to net loss of $(188,493) for the year ended December 31, 2017. DSC's profit was primarily a result of an increase in sales and expense reductions in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business. In 2019, we intend to continue to work to increase our presence in the cloud and business continuity marketplace specializing in IBM Power i and disaster recovery / business continuity marketplace utilizing our technical expertise, software and our capacity in our data centers.

To the extent we are successful in growing our business, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which will require a renegotiation of related party capital equipment leases and / or major shareholders, such as senior management, entering into financing or stock purchase arrangements.

During the year ended December 31, 2018, DSC’s cash increased $123,651 to $228,790 from $105,139 December 31, 2017. Net cash of $541,305 was provided by DSC’s operating activities resulting primarily from depreciation expense of $602,532. Net cash of ($347,871) was used in financing activities resulting from payments on capital lease obligations.

DSC’s working capital deficit was $2,202,230 at December 31, 2018, decreasing $749,158 from $2,951,388 at December 31, 2017. The decrease is primarily attributable to a reduction of related party notes and leases of $335,895 and recognition of deferred income of $131,325 and an increase in cash and accounts receivable totaling $248,503.

Share Based Compensation

DSC follows the requirements of FASB ASC 718-10-10, Share Based Payments with regards to stock-based compensation issued to employees. DSC has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded.

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

CRITICAL ACCOUNTING POLICIES

DSC’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.  The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position. The Company does not expect a significant change in its leasing activities between now and adoption. On adoption, the Company currently expects to recognize operating lease liabilities of approximately $319,236 with corresponding ROU assets of the same amount based on the present value of the remaining rental payments of our office locations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented.  The adoption of ASU 2016-18 did not have a material impact on the consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU 2017-11 on the Company’s consolidated financial statements.

OFF-BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2018 and 2017, DSC had interest expense, net of interest income, of $98,788 and $106,906, respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Storage Corporation and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2008.

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

April 1, 2019

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$228,790	$105,139
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2018 and $90,000 in 2017)	531,245	406,393
Prepaid expenses and other current assets	167,891	120,217
Total Current Assets	927,926	631,749

Property and Equipment:
Property and equipment	5,293,711	5,237,965
Less—Accumulated depreciation	(4,005,338)	(3,614,177)
Net Property and Equipment	1,228,373	1,623,788

Other Assets:
Goodwill	3,015,700	3,015,700
Employee loans	-	3,000
Other assets	65,433	75,356
Intangible assets, net	846,713	1,044,046
Total Other Assets	3,927,846	4,138,102

Total Assets	6,144,145	6,393,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	988,579	1,087,351
Dividend payable	846,685	733,673
Deferred revenue	435,406	566,731
Capital leases payable related party	509,487	658,476
Notes payable related party	—	186,906
Note payable	350,000	350,000
Total Current Liabilities	3,130,157	3,583,137

Deferred rental obligation	18,890	1,061
Notes payable related party	—	99,915
Capital leases payable related party, long-term	1,218,703	1,130,764
Total Long-Term Liabilities	1,237,593	1,231,740

Total Liabilities	4,367,750	4,814,877

Commitments and contingencies

Stockholders’ Equity
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,039,418 shares issued and outstanding in 2018 and 2017, respectively	128,139	128,139
Additional paid in capital	17,409,989	17,377,986
Accumulated deficit	(15,735,624)	(15,924,376)
Total Data Storage Corp Stockholders’ Equity	1,803,906	1,583,151
Non-controlling interest in consolidated subsidiary	(27,511)	(4,389)
Total Stockholder’s Equity	1,776,395	1,578,762
Total Liabilities and Stockholders’ Equity	$6,144,145	$6,393,639

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Sales	$8,887,402	$8,256,918

Cost of Sales	5,427,990	4,910,331

Gross Profit	3,459,412	3,346,587

Selling, General and Administrative	3,124,052	3,431,344

Income (Loss) from Operations	335,360	(84,757)

Other Income (Expense)
Other income	99	3,170
Interest expense	(98,788)	(106,906)
Total Other (Expense)	(98,689)	(103,736)

Income (Loss) Before Provision for Income Taxes	236,671	(188,493)

Provision for Income Taxes	—	—

Net Income (Loss)	236,671	(188,493)

Net Loss attributable to non-controlling interest	23,122	4,409

Net Income (Loss) attributable to Data Storage Corp	259,793	(184,084)

Preferred Stock Dividend	(113,012)	(114,536)

Net Income (Loss) Available to Common Shareholders	$146,781	$(298,620)

Earnings (Loss) per Share – Basic	$0.00	$0.00

Earnings (Loss) per Share - Diluted	$0.00	$0.00

Weighted Average Number of Shares - Basic	128,139,418	128,092,569

Weighted Average Number of Shares - Diluted	131,939,979	128,092,569

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Net Income (loss)	$236,671	$(188,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	602,532	614,449
Stock-based compensation	32,003	183,703
Changes in Assets and Liabilities:
Accounts receivable	(124,852)	401,122
Other assets	9,923	(20,832)
Prepaid expenses and other current assets	(47,674)	111,215
Employee loan	3,000	(3,000)
Accounts payable and accrued expenses	(98,774)	(266,270)
Deferred revenue	(89,353)	(352,372)
Deferred rent	17,829	(843)
Net Cash Provided by Operating Activities	541,305	478,679

Cash Flows from Investing Activities:
Capital expenditures	(69,783)	—
Net Cash Used in Investing Activities	(69,783)	—

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(347,871)	(428,559)
Repayments of credit line	—	(50,412)
Repayments of related party loans	—	(150,386)
Net Cash Used in Financing Activities	(347,871)	(629,357)

Increase (Decrease) in Cash and Cash Equivalents	123,651	(150,678)

Cash and Cash Equivalents, Beginning of Year	105,139	255,817

Cash and Cash Equivalents, End of Year	$228,790	$105,139

Cash paid for interest	$98,788	$106,906

Cash paid for income taxes	$5,604	$1,877

Non-cash investing and financing activities:
Assets acquired by capital lease	$—	$1,836,714
Accrual of preferred stock dividend	$113,012	$114,536

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock
Description	Shares	Amount		Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance January 1, 2017	1,401,786	$1,402		128,139,418	$128,039,418	$17,194,384	$(15,625,756)	$—	(1,698,068)

Stock-based compensation	—	—		—	—	169,702	—	—	169,702

Capital Stock Issued				100,000	100	13,900	—	—	14,000

Net Loss	—	—		—	—	—	(184,084)	(4,409)	(188,493)

Non-controlling interest stock issued	—	—		—	—	—	—	20	20
Preferred stock dividend	—	—		—	—	—	(114,536)	—	(114,536)

Balance December 31, 2017	1,401,786	$1,402		128,039,418	$128,039	$17,377,986	$(15,924,376)	(4,389)	$1,578,762

Stock-based compensation	—	—		—	—	32,003	—	—	32,003

Net Income	—	—		—	—	—	259,793	(23,122)	236,671
Cumulative Adjustment Adoption of ASC606	—		—	—	—	—	41,971	—	41,971

Preferred stock dividend	—	—		—	—	—	(113,012)	—	(113,012)

Balance December 31, 2018	1,401,786	$1,402		128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation ("DSC" or the "Company") provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP type solutions. Over 35% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

Headquartered in Melville, NY with additional offices in Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts and North Carolina.

Going Concern Analysis

The Company had a net income (loss) available to shareholders of $146,781 and ($298,620) for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had cash of $228,790 and a working capital deficiency of $2,202,231.

As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the year ended December 31, 2018, the Company generated cash from operations of $541,305.

The continued revenue growth coupled with improved gross profit margins on our subscription solutions and control of expenses leads management to conclude that it is probable that the Company’s cash resources along with over 8 million dollars in remaining contract value for monthly subscription solutions will be sufficient to meet our cash requirements for twelve months from the issuance of the consolidated financial statements. Additionally, the year over year trend in EBITDA continues to improve at over 900 thousand dollars for 2018.

Further the company has no capital commitments. The company’s offices have been consolidated and fully staffed and with sufficient room for growth. Our data center equipment and cages have inventory for revenue growth for selected solutions without an increase in technical support or capex, so decided by management. We continue to drive down our cost of goods sold through data center efficiencies, including the 2018 data center consolidation and the renegotiation of vendor agreements.

Additionally, the company’s current liabilities represent accrued dividends, not payable at this point in time. The company’s equipment leases, representing assets in our data centers cages, represents twelve monthly payments, when in fact over 95% of the company client’s accounts receivable pay in under sixty days; the $350,000 in a bank loan for Message Logic software is structured in favor of the company and the ability to return the software and remove the debt without any material impact or legal consequence; and, deferred revenue represents the contracts we invoice in advance, represented by invoicing over 70% of our clients thirty days in advance.

If necessary, management also determined that it is possible that related party sources of debt financing and capitalized leases can be renegotiated based on management’s history of being able to raise and refinance debt through related parties.

As a result of both managements plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As always, any company can and does have client churn, however since 2001 the company has maintained an excellent contract renewal rate and low client churn, which we anticipate will continue.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees. The Company has stock-based incentives for consultants and employees that over achieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using fair value on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

Recently Issued and Newly Adopted Accounting Pronouncements

 In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.  The adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not expect a significant change in its leasing activities between now and adoption. On adoption, the Company currently expects to recognize operating lease liabilities of approximately $319,236 with corresponding ROU assets of the same amount based on the present value of the remaining rental payments of our office locations.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU 2017-11 on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Data Storage Corporation and its majority owned subsidiary Nexxis Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business combinations.

We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets, acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2018 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the year ended December 31, 2018, DSC had one customer with an accounts receivable balance representing 10.6% of total accounts receivable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2018 and 2017, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2017, 2016 and 2015 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

Goodwill and Other Intangibles

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other ("ASC 350"): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Infrastructure as a Service (IaaS) and Disaster Recovery Revenue

Subscription services such as Infrastructure as a Service, Platform as a Service and Disaster Recovery, High Availability, Data Vault Services and DRaaS type solutions (cloud) allows clients to centralize and streamline their technical and mission critical digital information and technical environment. Client’s data can be backed up, replicated, archived and restored to meet their back to work objective in a disaster. Infrastructure as a Service (IaaS) assist clients to achieve reliable and cost-effective computing and high availability solutions while eliminating or supplementing Capex.

2)	Managed Services

These services are performed at the inception of a contract. The Company offers professional assistance to its clients during the installation processes. On-boarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing.

The Company also derives revenues in the area from providing support and management of its software to clients. The managed services include help desk, remote access, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

3)	Equipment and Software Revenue

The Company provides equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The company is a partner of IBM and the various software solutions provided to clients.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands of USD).

	For the Year Ended December 31,
	2018	2017

Major products/services lines

Infrastructure and Disaster Recovery	$4,711,187	$4,672,882
Equipment and Software	2,591,665	2,385,931
Managed Service	1,620,618	1,052,315
Other	(36,068)	145,790
Total Revenue	$8,887,402	$8,256,918

Timing of revenue recognition

Products transferred at a point in time	$2,591,665	$2,385,931
Products and services transferred over time	6,295,737	5,870,987
	$8,887,402	$8,256,918

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

2)	Data Vaulting: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

3)	High Availability (“HA”): subscription-based service offers cost-effective mirroring replication technology, provides one (1) hour or less recovery time

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

Advertising Costs

The Company net expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $216,784 and $189,922 for advertising costs for the years ended December 31, 2018 and 2017, respectively. after receiving credits from vendor type partnerships.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017

Net Income (Loss) Available to Common Shareholders	$146,781	$(298,620)

Weighted average number of common shares - basic	128,139,418	128,092,569
Dilutive securities
Options	3,667,227	—
Warrants	133,334	—
Weighted average number of common shares - diluted	131,939,979	128,092,569

Earnings (Loss) per share, basic $ 0.00 $ 0.00
Earnings (Loss) per share, diluted	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss)per share because their effect was anti-dilutive:

	December 31,
	2018	2017
Options	2,098,292	5,052,418
Warrants	-	133,334
	2,098,292	5,185,752

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2018	2017
Storage equipment	$756,236	$756,236
Website and software	533,418	533,418
Furniture and fixtures	25,975	15,695
Leasehold improvements	13,104	11,719
Computer hardware and software	1,211,658	1,194,120
Data center equipment	2,753,320	2,726,777
	5,293,711	5,237,965
Less: Accumulated depreciation	4,005,338	3,614,177
Net property and equipment	$1,288,373	$1,623,788

Depreciation expense for the years ended December 31, 2018 and 2017 was $405,199 and $391,586, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2018
	Estimated life in years	Gross amount	Accumulated Amortization	Net

Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5 - 15	897,274	897,274	—
ABC acquired contracts	5	310,000	134,333	175,667
SIAS acquired contracts	5	660,000	286,000	374,000
Non-compete agreements	4	272,147	269,369	2,778
Total intangible assets subject to amortization		2,139,421	1,586,976	552,445
Total Goodwill and Intangible Assets		$5,449,389	$1,586,976	$3,862,413

Scheduled amortization over the next five years as follows:

Years ending December 31,
2019	$196,778
2020	194,000
2021	161,668
Total	$552,446

Amortization expense for the years ended December 31, 2018 and 2017 were $197,333 and $222,863 respectively.

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

Future minimum lease payments under the capital leases are as follows:

As of December 31, 2018	$1,878,000
Less amount representing interest	(149,810)
Total obligations under capital leases	1,728,190
Less current portion of obligations under capital leases	(509,487)
Long-term obligations under capital leases	$1,218,703

Long-term obligations under capital leases at December 31, 2018 mature as follows:

Year ending December 31,

2019	$586,875
2020	563,400
2021	563,400
2022	164,325
$1,878,000

The assets held under the capital leases are included in property and equipment as follows:

Equipment	$3,194,988
Less: accumulated depreciation	2,050,731
$1,144,257

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5%, 6.00% at December 31, 2018, and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2018, and 2017 the balance was $0.

Operating Leases

The Company currently has two leases for office space in Melville, NY, and one lease for office space in Warwick, RI.

A lease for office space in Melville, NY was entered into on November 20, 2017 which commenced on April 2, 2018. The term of this lease is for five years and three months and has a fixed rent schedule.

A second lease, that was part of the acquisition of ABC in 2016, is also located in Melville and calls for monthly payments of $8,382 with a lease terminating in August 31, 2019.

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019.

Minimum obligations under these lease agreements are as follows:

For the Year Ending December 31,

2019	$192,803
2020	90,633
2021	93,352
2022	96,152
2023	65,458
$538,398

Rent expense for the year ended December 31, 2018 and 2017 was $251,814 and $215,436 respectively.

Note 7 – Long Term Debt

Note Payable

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. On September 5, 2014 the Company entered into an agreement whereby the Company paid all arrears interest over 7 months at $3,910 per month. In addition, the Company agreed to make monthly interest payments at $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. The Company stopped making interest only payments on October 25, 2018. There has been no default notice from the bank. The Company is in the process of renegotiating a final settlement.

Notes Payable – Related Party

In 2018, The Company refinanced this note payable along will all of its then outstanding leases into a new lease agreement with Systems Trading. At December 31, 2018 and 2017 the balance due under this obligation was $0 and $286,821.

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

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2011,” including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 462,071 options outstanding under this plan as of December 31, 2018.

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

On June 20, 2017 the board approved to increase the number of available stock options for distribution from the current 5,000,000 shares to 8,000,000 shares.

There are 5,303,448 options outstanding under this plan as of December 31, 2018.

There are 2,696,553 shares available for future grants under the plans.

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2017	6,741660	$0.02 - 0.85	$0.28
Options Granted	2,017,447	0.35	0.35
Expire/Cancelled	(3,706,959)	0.02 – 0.41	0.27
Options Outstanding at December 31, 2017	5,052,148	0.02 - 0.85	0.26
Options Granted	1,022,004	0.04	0.04
Expire/Cancelled	(308,633)	0.05 - .35	0.29
Options Outstanding at December 31, 2018	5,765,519	$0.02 - 0.65	$0.18

Options Exercisable at December 31, 2018	3,096,464	$0.02 - 0.65	$0.29

Share-based compensation expense for options totaling $32,003 was recognized in our results for the year ended December 31, 2018 is based on awards vested.

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

As of December 31, 2018, there was $23,200 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2018 are set forth in the table below.

2018
Weighted average fair value of options granted	$0.05
Risk-free interest rate	2.86%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2017	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2017	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2018	133,334	$0.01	$0.01

Warrants Exercisable at December 31, 2018	133,334	$0.01	$0.01

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at December 31, 2018 and 2017 were $861,744 and $733,673, respectively.

Note 10 - Income Taxes

Due to losses, the Company did not have current income tax expense.

The components of deferred taxes are as follows:

Deferred Tax Assets :

	2018	2017

Net operating loss carry-forward	$1,369,024	$1,438,243

Less: valuation allowance	(1,369,024)	(1,438,243)

Net deferred tax asset	$—	$—

The Company had federal and state net operating tax loss carry-forwards of $5,005,116, and $4,478,175, respectively as of December 31, 2018. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2018 and 2017, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is entirely due to the Net operating loss carry forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2018 and 2017.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2018	2017
Expected income tax benefit (loss) at statutory rate of 21%	$44,303	$124,982
State and local tax benefit, net of federal	14,979	26,099
Change in valuation account	(59,282)	(151,081)

Income tax expense (benefit)	$—	$—

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

Note 12 - Subsequent Events

In January 2019, the Company entered into two new lease agreements with Systems Trading (a related party) to lease equipment. The first lease obligation is payable to Systems Trading with sixty monthly installments of $29,592. This lease carries an interest rate of 6.76%. and the second lease obligation is payable to Systems Trading with thirty-six monthly installments of $1,207. This lease carries an interest rate of 6.76%.

On November 5, 2018, the Company reported that Nexxis Inc. ("Nexxis"), a majority-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "SPA") with Todd A. Correll ("Correll"), Thomas J. Tharrington ("Tharrington" and together with Correll, "Seller"), and Broadsmart Florida, Inc. ("Broadsmart"), pursuant to which Nexxis purchased from Seller 100% of the issued and outstanding shares of common stock of Broadsmart (the "Broadsmart Acquisition").

On February 11, 2019, Nexxis, Seller and Broadsmart entered into an Agreement to Unwind and Mutual Release pursuant to which (i) the SPA and Broadsmart Acquisition were rescinded in their entirety and rendered null and void, and all consideration delivered by Nexxis and Seller was returned to the respective parties, and (ii) the parties mutually released and discharged each other from any and all claims or liability related to the SPA and Broadsmart Acquisition.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has determined that as of December 31, 2018, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2018, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future, DSC intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2018. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	65	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Harold J. Schwartz	53	Director, Treasurer, President
Thomas C. Kempster	51	Director, Corporate Secretary, President of Technical Operations
John Argen	64	Director
Joseph B. Hoffman	61	Director
Lawrence A. Maglione Jr.	56	Director
Cliff Stein	61	Director
John Coghlan	63	Director

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

Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. Mr. Piluso founded ITC in 1990 and grew it from two employees to 135 employees. ITC participated in a roll up strategy that went public in 1997 for 800 million dollars. ITC had operations and agreements in countries including Russia, Israel, Ukraine, United Kingdom, Dominican Republic, Chile and Canada. During his tenure as president, Mr. Piluso grew the company to the fifth largest international facilities-based carrier in the USA. Mr. Piluso’s career in the telecommunications industry began in 1978 when he joined ITT Corporation (“ITT”). Over the years, Mr. Piluso was promoted from an entry level sales position to Sales Management, Marketing and Business Development in ITT’s Long-Distance Division until 1984. He left ITT to become the General Manager of the New York region for United Technologies Communications Corporation. In that position, Mr. Piluso managed union technicians, sales, installation and customer service. Mr. Piluso holds a bachelor’s degree, a Master of Arts in Political Science and Public Administration and a Masters of Business Administration all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, Mr. Piluso served on the Board of Trustees of Molloy College. Mr. Piluso served on the Board of Governors at St. John’s University from 2001 to 2016 and is now Governor Emeritus; and, is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

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

Lawrence A. Maglione. Mr. Maglione has been a Director since 2008. Mr. Maglione is a partner in the accounting firm Eisner & Maglione CPAs, LLC. Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining DSC, LLC Mr. Maglione was a co-founder of North American Telecommunications Corporation, a local phone service provider which provides local and long-distance telephone services and data connectivity to small and medium sized businesses. At North American Telecommunications Corporation Mr. Maglione was Chief Financial Officer, Executive Vice President and was responsible for all finance, legal and administration. During his tenure (September 1997-January 2001) Mr. Maglione successfully raised over $100 million in debt and equity funding for North American Telecommunications Corporation. Prior to North American Telecommunications Corporation Mr. Maglione spent over 14 years in public accounting and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries. Mr. Maglione is a member of the New York State Society of CPAs. He holds a Bachelor of Science degree in Accountancy; a Master of Science in Taxation and is a Certified Public Accountant.

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

Audit Committee

During the fiscal year ended December 31, 2018 the Company had an audit committee consisting of non-executive directors. The audit committee members include: John Coghlan and Cliff Stein. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time. DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2018 and 2018, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

			Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Charles M. Piluso, Chief Executive Officer, and Chairman of the Board	2018	$54,666	—	—	$—	—	—	$54,666

Harold Schwartz - President	2018	$54,666	—	—	$—	—	—	$54,666

Tom Kempster – President of Operations	2018	$70,191	—	—	$—	—	—	70,191

(1)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 28 for a discussion of the assumptions made in the valuation of stock and option awards.

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

2010 Incentive Award Plan

The 2010 Incentive Award Plan was amended and restated by the Board of Directors of Data Storage Corporation on April 23, 2013 and was renamed the “Amended and Restated Data Storage Corporation Incentive Award Plan” (Restated Plan) The Company has reserved 8,000,000 shares of common stock for issuance under the terms of the Data Storage Corporation Restated Plan. The Restated Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Restated Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Restated Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the Restated Plan. Each of the awards will be evidenced by and issued under a written agreement. There are 5,303,447 options outstanding under this plan as of December 31, 2018.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2018

		Option Awards (1) (2)
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso	5/26/2009	23,058	0	0.32	5/25/2019
	12/15/2009	250,000	0	0.36	12/14/2019
	12/31/2009	13,888	0	0.36	12/30/2019
	12/16/2010	14,286	0	0.35	12/15/2020
(3)	3/6/2013	548,780	0	0.394	6/17/2022
	6/18/2013	357,143	0	0.394	6/17/2022
	12/13/2013	33,333	0	0.15	12/12/2023
	12/22/2015	66,666	0	0.35	12/21/2025
	12/14/2017	22,222	44,444	0.05	12/14/2027

(1)	All of the options to purchase shares of our common stock awarded to Mr. Piluso (a “Participant”) under the 2008 Plan were unvested on the date of grant. Twenty percent (20%) of the stock options vested after the Participant remained continuously providing services to the Company through the one (1) year anniversary of the date of the grant. Thereafter, an additional one and two-thirds percent (1.67%) of the options vest upon the end of each calendar month thereafter provided that the Participant has been continuously providing services to the Company from the date of the grant through and including such calendar month. Upon the termination of a Participant’s engagement with the Company for any reason, the vesting of all options shall immediately cease upon such termination, and all unvested options as of the time of such termination shall immediately expire and be forfeited. Upon the termination of the Participant’s engagement with the Company for (A) Participant’s failure, neglect or refusal to perform his duties to the Company, (B) any conduct of the Participant constituting fraud, material dishonesty or breach of trust in connection with the Participant’s performance of his duties to the Company or any material breach by the Participant of any statutory or common law duty of loyalty to the Company; (C) the commission by the Participant of a felony or of any crime involving theft, dishonesty or moral turpitude, or (D) any other act or omission that, in the reasonable determination of the Board, has caused or is likely to cause detrimental notoriety or other comparable material harm to the Company, all vested options shall expire and be forfeited immediately at the time notice of such termination is given. Upon the termination of the Participant’s engagement with the Company due to the Participant’s death or disability, all vested options shall expire and be forfeited immediately at the close of business on the ninetieth (90th) day following the date of termination. Upon any termination of the Participant’s engagement with the Company other than as provided in the foregoing, all vested options shall expire and be forfeited immediately at the close of business on the first (1st) anniversary of the date of termination. In the event of a “Sale of the Company” (as defined in the 2008 Plan), the Board may modify any grant to provide for the effect of a “Sale of the Company”.

(2)	The Company has no unvested shares of restricted stock outstanding.

(3)	The stock grants awarded to Mr. Piluso consists of 571,429 shares of common stock valued at $200,000, based on the closing bid price of $0.35 on the issuance date of March 23, 2011. Mr. Piluso received these shares in lieu of a salary for 2010. All of the shares were fully vested on the date of grant. These shares were issued pursuant to the 2008 Plan (described below). This issuance was reversed and replaced with options to purchase 548,780 shares of common stock valued at $192,073 at an exercise price of $0.394 per share on June 18, 2012. Mr. Piluso also received options to purchase 337,143 shares of common stock valued at $118,000 at an exercise price of $0.394 per share on June 18, 2012.

Compensation of Directors

None

(1)	The only compensation awarded to directors for their service on the Board in respect of fiscal year 2013 included non-qualified stock options, which were granted in 2013. The 2013 stock options were awarded pursuant to the 2010 Incentive Award Plan. It was determined that the Board members would receive $5,000 each for participating in Board meetings as scheduled and participating on various committees. The stock options were granted on December 13, 2013, with an exercise price of $0.15 per share.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 12 for a discussion of the assumptions made in the valuation of option awards. The $5,000 option award to the directors in the table above represent 33,333 options to purchase our common stock with a strike price of $0.15 per share of common stock. All the non-qualified stock options above shall vest in accordance with the following schedule: thirty three point thirty-three percent (33.33%) of the options shall vest if the person remains continuously engaged as a director of the Company from the grant date (which was December 11, 2013) through and including the one (1) month anniversary of the grant date, and an additional thirty-three point thirty-three percent (33.33%) of the options shall vest upon the end of each calendar month thereafter provided that the person has been continuously engaged as a director of the Company from the grant date through and including such calendar month. The vesting of the options may be accelerated upon, among other things, consolidations or mergers of the Company or the sale of all or substantially all of our assets to another entity.

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

As of the end of 2018 we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	5,765,519	(1)	$0.29	3,096,464

Total	5,765,519		$0.29	3,096,464

(1) In October 2008, our Board adopted the 2008 Plan. As of the end of fiscal year 2018, we had 2,462,071 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan. As of end of fiscal year, 2018, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. In October 2010, our Board adopted the 2010 Plan. In April 2013, our Board amended and restated the 2010 Plan and it was renamed the “Amended and Restated DSC Incentive Award Plan”. In March 2013, our Board approved the continuation of the 2010 plan. As of the end of fiscal year 2018, we had 5,303,448 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock on April 1, 2019 all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Charles Piluso (4) (13)	41,279,357	31.89%
Cliff Stein (5) (13)	10,927,219	8.52%
Harold J. Schwartz (6) (13)	32,434,967	25.31%
Thomas C. Kempster (11) (13) (12)	32,381,634	25.27%
John Coghlan (7) (13)	6,162,496	4.80%
Lawrence A. Maglione, Jr. (8) (13)	317,735	*
John Argen (9) (13)	251,230	*
Joseph Hoffman (10) (13)	251,230	*

All Executive Officers and Directors as a group (8 people)	124,005,868	96.42%

* Less than 1%

(1)	The address for each person is 48 South Service Road, Melville, New York 11747.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of April 1, 2019. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 128,139,418 shares of common stock issued and outstanding as of April 1, 2019 and options that can be acquired within 60 days of April 1, 2019. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes (i) 18,226,486 shares of common stock held individually, (ii) 3,269,863 shares of common stock held by Piluso Family Associates, (iii) 9,204,614 shares of common stock held by The Bella Vita 2012 Trusts, (iv) 9,204,614 shares of common stock held by The Lasata 2012 Trusts, (v) options to acquire 1,373,820 shares of common stock and (vi) a common stock purchase warrant exercisable for 66,667 shares of common stock. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC. Mr. Piluso and his wife are the trustees of the trusts.

(5)	Includes (i) 10,717,301 shares of common stock and (ii) 209,918 shares of common stock issuable upon exercise of stock options.

(6)	Includes (i) 32,334,968 shares of common stock and (ii) 99,999 shares of common stock issuable upon exercise of stock options.

(7)	Includes (i) 5,862,330 shares of common stock held individually, (ii) options to acquire 233,499 shares of common stock and (iii) a common stock purchase warrant exercisable for 66,667 shares of common stock.

(8)	Includes (i) 33,172 shares of common stock held individually and (ii) options to acquire 284,563 shares of common stock.

(9)	Includes options to acquire 251,230 shares of common stock.

(10)	Includes options to acquire 251,230 shares of common stock.

(11)	Includes (i) 32,334,968 shares of common stock and (ii) 66,666 shares of common stock issuable upon exercise of stock options.

(12)	Mr. Kempster made open market sales of an aggregate of 20,000 shares of common stock between January and February 2019.

(13)	Officer and/or director of the Company.

Jan Burman holds 1,401,786 shares of Series A Preferred Stock representing 100% of the Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into 1,401,786 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2018 each of Messrs. Argen, Hoffman, Coghlan, and Stein were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

DSC's fiscal years ended December 31, 2018 and 2017 was billed approximately $70,500 and $69,500 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

For audit related services for the years ended December 31, 2018 and 2017 will be billed approximately $15,000.

Tax Fees

For DSC’s fiscal years ended December 31, 2018 and 2017, it was billed approximately $7,500 and $8,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC incurred other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2018 and 2018 and will be billed approximately $22,000 and $20,000.

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

EXHIBIT INDEX

Exhibits #	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).

4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)

4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)

4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)

4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).

4.9	10% Convertible Promissory Note due April 30, 2015 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.10	Warrant to Purchase Common Stock dated as of August 9, 2013 (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).

10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2013).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2013).

10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).

10.6	Asset Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).

10.7	Stock Purchase Agreement, dated October 31, 2013, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2013).

10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).

10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2013).

10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).

10.12	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2013).

10.13	Stock Purchase Agreement, dated September 7, 2013, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2013).

10.14	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2013).

10.15	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2013).

10.16	Stock Purchase Agreement, dated September 18, 2013, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2013).

10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016)

10.17	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation Inc. and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016)

10.19	Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016 (incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016)

10.20	Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)

10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).
10.22	Form of Stockholder Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2018 (incorporated by reference to Exhibit 10.22 to Form 10Q filed November 19, 2018).
10.23	Form of Employment Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10Q filled November 19, 2018).
10.24	Form of Stock Purchase Agreement by and between Data Storage Corporation and Broadsmart Florida, Inc. dated November 5, 2018
10.25	Form of Agreement to Unwind and Mutual Release by and between Data Storage Corporation and Broadsmart Florida, Inc. dated

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2009).

21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2013).

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated April 1, 2019

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer, Chief	April 1, 2019
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ John Argen	Director	April 1, 2019
John Argen
/s/ Joseph B. Hoffman	Director	April 1, 2019
Joseph B. Hoffman
/s/ Lawrence A. Maglione Jr.	Director	April 1, 2019
Lawrence A. Maglione Jr.
/s/ John Coghlan	Director	April 1, 2019
John Coghlan
/s/ Cliff Stein	Director	April 1, 2019
Cliff Stein

/s/ Harold J. Schwartz	Director	April 1, 2019
Harold J. Schwartz

/s/ Thomas C. Kempster	Director	April 1, 2019
Thomas C. Kempster