Form 10-Q
period 2019-03-31
Data Storage Corp
filed 2019-05-20
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 20, 2019, was 128,139,418

DATA STORAGE CORPORATION

FORM 10-Q

March 31, 2018

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$255,395	$228,790
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2019 and 2018)	481,988	531,245
Prepaid expenses and other current assets	80,265	167,891
Operating lease right of use asset	91,848	—
Total Current Assets	909,496	927,926

Property and Equipment:
Property and equipment	6,814,165	5,293,711
Less—Accumulated depreciation	(4,180,810)	(4,005,338)
Net Property and Equipment	2,633,355	1,288,373

Other Assets:
Goodwill	3,015,700	3,015,700
Other assets	65,433	65,433
Operating lease right of use asset	248,674	—
Intangible assets, net	797,379	846,713
Total Other Assets	4,127,186	3,927,846

Total Assets	7,670,037	6,144,145
LIABILITIES AND STOCKHOLDERS’ Equity
Current Liabilities:
Accounts payable and accrued expenses	815,928	988,579
Dividend payable	877,763	846,685
Deferred revenue	432,390	435,406
Operating lease liabilities short term	88,639	—
Finance leases payable related party	760,633	509,487
Note payable	350,000	350,000
Total Current Liabilities	3,325,353	3,130,157

Deferred rental obligation	—	18,890
Operating lease liabilities long term	257,803	—
Finance leases payable related party, long term	2,286,851	1,218,703
Total Long-Term Liabilities	2,544,654	1,237,593

Total Liabilities	5,870,007	4,367,750

Stockholders’ Equity:
Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,139,418 shares issued and outstanding in 2019 and 2018, respectively	128,139	128,139
Additional paid in capital	17,412,164	17,409,989
Accumulated deficit	(15,703,841)	(15,735,624)
Total Data Storage Corp Stockholders’ Equity	1,837,864	1,803,906
Non-controlling interest in consolidated subsidiary	(37,834)	(27,511)
Total Stockholder’s Equity	1,800,030	1,776,395
Total Liabilities and Stockholders’ Equity	$7,670,037	$6,144,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales	$2,001,281	$1,949,524

Cost of sales	1,076,543	1,175,754

Gross Profit	924,738	773,770

Selling, general and administrative	822,868	744,462

Income from Operations	101,870	29,308

Other Income (Expense)
Interest income	87	—
Interest expense	(50,621)	(13,876)
Bad Debt Recovery	1565	716
Other Expense	(363)	—
Total Other Income (Expense)	(49,332)	(13,160)

Income before provision for income taxes	52,538	16,148

Provision for income taxes	—	—

Net Income	52,538	16,148

Non-controlling interest in consolidated company	10,323	2,117

Net Income attributable to Data Storage Corp	62,861	18,265

Preferred Stock Dividend	(31,078)	(30,419)

Net Income (Loss) Attributable to Common Stockholders	$31,783	$(12,154)

Earnings (Loss) per Share - Basic	$0.00	$0.00
Earnings (Loss) per Share - Diluted	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,139,418	128,139,418
Weighted Average Number of Shares – Diluted	131,939,979	128,139,418

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$52,538	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,806	160,106
Stock based compensation	2,175	1,026
Changes in Assets and Liabilities:
Accounts receivable	49,257	(85,417)
Inventory	—	(114,091)
Other assets	—	9,775
Right of use asset	(340,522)	—
Prepaid expenses and other current assets	87,626	16,832
Accounts payable and accrued expenses	(172,651)	141,978)
Deferred revenue	(3,016)	(48,361)
Operating lease liabilities	327,552	(245)
Net Cash Provided by Operating Activities	227,765	97,751

Cash Flows from Investing Activities
Capital expenditures	(17,570)	(16,587)
Net Cash Used in Investing Activities	(17,570)	(16,587)

Cash Flows from Financing Activities:
Advances from credit line		155
Proceeds from related party loans	—	—
Repayments of capital lease obligations	(183,590)	(39,682)
Net Cash Used in Financing Activities	(183,590)	(39,527)

Increase in Cash and Cash Equivalents	26,605	41,637

Cash and Cash Equivalents, Beginning of Period	228,790	105,139

Cash and Cash Equivalents, End of Period	$255,395	$146,776

Supplemental Disclosures:
Cash paid for interest	$50,621	$13,876

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$31,078	$30,419
Assets acquired by Finance lease	$1,502,844	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance January 1, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,377,986	$(15,924,376)	(4,389)	1,578,762

Stock-based compensation	—	—	—	—	1,026	—	—	1,026

Net Income	—	—	—	—	—	18,265	(2,117)	16,148

Cumulative Adjustment Adoption of ACS606	—	—	—	—	—	11,553	—	11553

Preferred stock dividend	—	—	—	—	—	(30,419)	—	(30,419)

Balance March 31, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,379,012	$(15,984,558)	(6,506)	$1,607,489

Balance January 1, 2019	1,401,786	1,402	128,139,418	128,139	17,409,989	(15,735,624)	(27,511)	1,776,395

Stock-based compensation	—	—	—	—	2,175	—	—	2,175

Net Income	—	—	—	—	—	62,861	(10,323)	52,538

Preferred stock dividend	—	—	—	—	—	(31,078)	—	(31,078)

Balance March 31, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,412,164	$(15,703,841)	(37,834)	$1,800,030

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Liquidity

The Company had net income of $52,538 for the three months ended March 31, 2019. As of March 31, 2019, we had cash of $255,395 and a working capital deficiency of $2,415,587. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the three months ended March 31, 2019, the Company generated cash from operations of $227,765. Revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through May 20, 2020. If necessary, management also determined that it is possible that related party sources of debt financing could be obtained based on management’s history of being able to raise and refinance debt through related parties. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, inventory, accounts payable, line of credit and deferred revenue. Management believes the estimated fair value of these accounts at March 31, 2019 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

On January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (Topic 840) is the recognition of a right-of-use (ROU) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company was required to measure and recognize leases that existed at January 1, 2019 using a modified retrospective approach. For leases existing at the effective date. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $351,699 and $356,689, respectively as of January 1, 2019.

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

In July 2018, FASB issued ASU 2018-07 Improvement to Nonemployee Share-based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. Entities are required to value non-employee awards under ASC 718 but can still elect to use a different methodology for establishing the expected term or selecting the amortization method. Under ASC 718-10-30-10A, entities may elect to use the contractual term or the midpoint as the expected term when estimating the fair value of non-employee awards. Additionally, under ASC 718-10-25-2C, the guidance states that entities are required to recognized compensation cost for non-employee awards as if they had been paid in cash. As such, entities may still elect to apply a different amortization method to non-employee awards. All entities that have historically issued or are currently issuing share-based compensation to non-employee will be affected by the update. Public entities must adopt the new standard in the fiscal year beginning on December 15, 2018. All other entities must adopt the new standard in the fiscal year beginning on December 15, 2019. Companies can early adopt the new standard but are required to adopt ASC Topic 606 alongside their adoption of ASU 2018-07. For entities that have recorded historical expense for non-employee awards, the non-employee awards will need to be revalued on the date of adoption and a cumulative adjustment will be recorded to retained earnings. Companies will also need to disclose in their financial statements, the nature of and reason for the change in accounting principle, as well as any quantitative information about the cumulative adjustment’s effect on retained earnings and other equity component.

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

For the three months ended March 31, 2019 the Company had two clients that accounted for 21% of revenue. For the three months ended March 31, 2018 DSC did not have any customer concentrations.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of March 31, 2019 and March 31, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2016, 2015 and 2014 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition:

	For the Three Months Ended March 31,
	2019	2018

Major products/services lines

Infrastructure & Disaster Recovery/Cloud Service	$1,258,602	$1,105,205
Professional Service	—	57,537
Equipment and Software	278,730	285,891
Managed Service	463,949	299,368
Other	—	201,523
Total Revenue	$2,001,281	$1,949,524

Timing of revenue recognition

Products transferred at a point in time	$278,730	$343,428
Products and services transferred over time	1,722,551	1,606,096
	$2,001,281	$1,949,524

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

Payment terms

The terms of the contracts are typically ranging from 12 months to 36 months with auto-renew options. The Company invoices customers one month in advance for the services plus any overages or additional services provided.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $33,963 and $59,459 for advertising costs for the three months ended March 31, 2019 and 2018, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018

Net Income (Loss) Available to Common Shareholders	$31,783	$(12,154)

Weighted average number of common shares - basic	128,139,418	128,139,418
Dilutive securities
Options	3,667,227	—
Warrants	133,334	—
Weighted average number of common shares - diluted	131,939,979	128,139,418

Earnings (Loss) per share, basic	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	March 31,
	2019	2018
Options	2,098,291	4,993,514
Warrants	133,334	133,334
	2,231,625	5,126,848

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31, 2019	December 31, 2018
Storage equipment	$756,236	$756,236
Website and software	533,418	533,418
Furniture and fixtures	25,975	25,975
Leasehold Improvements	16,846	13,104
Computer hardware and software	1,216,206	1,211,658
Data Center Equipment	4,265,484	2,753,320
	6,814,165	5,293,711
Less: Accumulated depreciation	4,180,810	4,005,338
Net property and equipment	$2,633,355	$1,288,373

Depreciation expense for the three months ended March 31, 2019 and 2018 was $175,472 and $110,772, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2018
	Estimated life in years	Gross amount	Accumulated Amortization	Net

Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Intangible assets
Trademarks	Indefinite	294,268	—	294,268
Customer lists	5 - 15	897,274	897,274	—
ABC acquired contracts	5	310,000	149,833	160,167
SIAS acquired contracts	5	660,000	319,000	341,000
Non-compete agreements	4	272,147	270,203	1,344
Total intangible assets		2,433,689	1,636,310	797,379
Total Goodwill and Intangible Assets		$5,449,389	$1,636,310	$3,813,079

Scheduled amortization over the next three years as follows:

For the Twelve Months ending March 31,
2020	$147,444
2021	194,000
2022	161,067
Total	$502,511

Amortization expense for the three months ended March 31, 2019 and 2018 was $49,334 and $49,334, respectively.

Note 5– Leases

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

The lease for office space in Warwick, RI calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and continues through January 31, 2019. This lease has been extended until January 31, 2020. The annual base rent shall be $30,348 payable in equal monthly installments of $2,529.

Finance Lease Obligations – Related Party

In 2018, the Company entered into a new lease agreement with Systems Trading to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5%.

In 2019, the Company entered into a new lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75%.

We determine if an arrangement contains a lease at inception. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We recognize lease expense for these leases on a straight-line basis over the lease term. We recognize variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. A discount rate of 7% was used in preparation of the ROU asset and operating liabilities.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$75,144
Interest on lease liabilities, included in interest expense	46,036
Operating lease:
Amortization of assets, included in total operating expense	16,720
Interest on lease liabilities, included in total operating expense	6,242
Total net lease cost	$144,142

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset – short term	$91,848
Operating lease ROU asset – long term	248,674
Total operating lease ROU asset	$340,522

Current operating lease liabilities	88,639
Noncurrent operating lease liabilities	257,803
Total operating lease liabilities	$346,442

March 31, 2019
Finance leases:
Property and equipment, at cost	$4,697,872
Accumulated amortization	2,125,876
Property and equipment, net	2,571,996

Current obligations of finance leases,	$760,633
Finance leases, net of current obligations,	2,286,851
Total finance lease liabilities	$3,047,484

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	5,920
Financing cash flows related to finance leases	183,590

Weighted average remaining lease term (in years):
Operating leases	4.42
Finance leases	4.47

Weighted average discount rate:
Operating leases	7%
Finance leases	6.91%

Long-term obligations under the operating and capital leases at March 31, 2019 mature as follows:

For the Twelve months ending March 31,	Operating Leases	Capital Leases
2020	$88,640	$918,504
2021	91,299	918,504
2022	94,038	918,504
2023	96,859	402,054
2024	33,093	266,328
Total lease payments	403,929	3,423,894
Less: Amounts representing interest	(57,487)	(376,410)
Total lease obligations	$346,442	$3,047,484

As of March 31 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ACS 842:

Rent expense for the three months ended March 31, 2018 was $42,337.

Note 6- Long Term Debt

Note Payable

In connection with the 2012 acquisition of Message Logic, LLC, the Company acquired software subject to a UCC filing in the amount of $350,000 plus accrued interest. On September 5, 2014 the Company entered into an agreement whereby the Company paid all arrears interest over 7 months at $3,910 per month. In addition, the Company agreed to make monthly interest payments at $1,553 per month with the principal balance of $350,000 payable on April 30, 2016. The Company stopped making interest only payments on October 25, 2018. There has been no default notice from the bank. The Company is in the process of negotiating a final settlement.

Note 7 - Stockholders’ Equity

The Company has 260,000,000 shares of capital stock authorized, consisting of 250,000,000 shares of Common Stock, par value $0.001, 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Note 8 – Subsequent Events

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Net Sales. Net sales for the three months ended March 31, 2019 were $2,001,281, an increase of $51,757 or 2.7% compared to $1,949,524 for the three months ended March 31, 2018. Infrastructure services increased $153,397 to $1,258,602 for the three months ended March 31, 2019 as compared to $1,105,205 for the three months ended March 31, 2018. Manages Services increased $164,581 to $463,949 for the three months ended March 31, 2019 as compared to $299,368 three months ended March 31, 2018. Professional services decreased $57,357 to $0 for the three months ended March 31, 2019 as compared to $57,357 for three months ended March 31, 2018 and other miscellaneous services decreased $201,523 to $0 for the three months ended March 31, 2019 as compared to $201,523 for three months ended March 31, 2018.

Cost of Sales. For the three months ended March 31, 2019, cost of sales were $1,076,543, a decrease of $99,211 or 8.4% compared to $1,175,754 for the three months ended March 31, 2018. The decrease is attributable to the decrease in managed support and service of $81,255. Infrastructure services decreased $33,923 to $143,427 for the three months ended March 31, 2019 as compared to $177,350 three months ended March 31, 2018. Equipment and software decreased $30,806 to $153,649 for the three months ended March 31, 2019 as compared to $184,455 for the three months ended March 31, 2018.

Operating Expenses. For the three months ended March 31, 2019, operating expenses were $822,868, an increase of $78,406, or 10.5%, as compared to $744,462 for the three months ended March 31, 2018. The net increase is reflected in the chart below.

Change
Decrease in salaries	$(54,518)
Increase in officer's salaries	101,599
Increase in commissions	80,396
Decrease in professional fees	(11,889)
All other	(37,182)
Net increase	$78,406

Salaries decreased by $54,518 due to reduction of staff as part of the company’s plans.

Officer's Salaries increased $101,599 as compared to previous periods based on a Board of Directors 2019 compensation plan for senior management. The plan reduces the bi-weekly salary and establishes a monthly payroll incentive tied to performance in key financial indices.

Commissions increased $80,396 based on increased partner sales.

Professional fees decreased $11,889 due to cancelation of an outside contracted services.

Other Income (Expense). Interest expense for the three months ended March 31, 2019 increased $36,746 to $50,621 from $13,876 for the three months ended March 31, 2018. This increase is a result of the Company purchasing new leased equipment under finance leases.

Net Income (loss). Net income for the three months ended March 31, 2019 was $52,538 an increase of 225%, as compared to a net income of $16,148 for the three months ended March 31, 2018. The Company recognized $18,890 in income from the adoption of ASU 842. The Company also had an increase in sales and expense reductions in cost of sales that also attributed to the increase.

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

During the three months ended March 31, 2019 the Company’s cash increased $26,605 to $255,395 from $228,790 at December 31, 2018. Net cash of $227,765 was provided by the Company’s operating activities. Net cash of $201,160 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,507,705 at March 31, 2019, increasing $305,474 or 13.9% from $2,202,231 at December 31, 2018. The increase is attributable to the refinancing and consolidation of all previous related party leases and notes into one new lease.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2019 and 2018, the Company had interest expense, net of interest income, of $50,621 and $13,876 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

DSC’s exposure to market risk is confined to its cash and cash equivalents, all of which have maturities of less than three months and bear and pay interest in U.S. dollars. Since the Company invests in highly liquid, relatively low yield investments, we do not believe interest rate changes would have a material impact on us.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2019, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2019.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 17, 2007 (the “SB-2”)).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 on Form 8-K filed on January 6, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 24, 2008).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on June 29, 2009).

4.3	Registration Rights Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.4	Equity Purchase Agreement, dated November 29, 2011, by and between Data Storage Corporation and Southridge Partners II, LP (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 2, 2011).

4.5	Convertible Promissory Note, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 4.1 to Form 10-Q filed on May 20, 2013)

4.6	Warrant to Purchase Common Stock, dated February 28, 2013, by and between the Company and John F. Coghlan (incorporated herein by reference to Exhibit 4.2 to Form 10-Q filed on May 20, 2013)

4.7	Securities Purchase Agreement, dated February 28, 2013, by and between the Company and John F. Coghlan. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 20, 2013)

4.8	Securities Purchase Agreement between Charles M. Piluso and the Company dated as of August 9, 2013 (incorporated by reference to Exhibit 2.3 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005- 84248)).

4.9	10% Convertible Promissory Note due April 30, 2016 (incorporated by reference to Exhibit 2.4 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

4.10	Warrant to Purchase Common Stock dated as of August 9, 2013, (incorporated by reference to Exhibit 2.5 of Schedule 13D/A No. 1 filed by Charles M. Piluso on August 14, 2013 (File No. 005-84248)).

10.1	Asset Purchase Agreement dated November 10, 2008, by and between Novastor Corporation as Seller and Data Storage Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2008).

10.2	Joint Venture – Strategic Alliance Agreement, dated March 2, 2010, by and between Data Storage Corporation and United Telecomp, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2010).

10.3	Term Sheet for Acquisition by Data Storage Corporation of 80% of the Equity of e-ternity Business Continuity Consultants, Inc., dated May 16, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 30, 2012).

10.4	Term Sheet for Acquisition by Data Storage Corporation of Message Logic, Inc., dated August 31, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 4, 2012).

10.5	Asset Purchase Agreement, dated June 17, 2010, between SafeData, LLC and Data Storage Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2010).

10.6	Asset Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Message Logic, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 30, 2013).

10.7	Stock Purchase Agreement, dated October 31, 2012, by and between Data Storage Corporation and Zojax Group, LLC (incorporated by reference to Exhibit 10. 1 to Form 8-K filed on November 7, 2012).

10.8	Form of Employment Agreement between Peter Briggs and Data Storage Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 23, 2010).

10.9	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A filed on October 25, 2010).

10.10	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2012).

10.11	Stock Purchase Agreement, dated as of March 1, 2011, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2011).

10.12	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and John F. Coghlan (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 13, 2012).

10.13	Stock Purchase Agreement, dated September 7, 2012, by and between Data Storage Corporation and Clifford Stein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 13, 2012).

10.14	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Jan Burman (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 21, 2012).

10.15	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 21, 2012).

10.16	Stock Purchase Agreement, dated September 18, 2012, by and between Data Storage Corporation and Piluso Family Associates (incorporated by reference to Exhibit 2.3 to Form 8-K filed on September 21, 2012).

10.17	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016) Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and Charles M. Piluso dated October 25, 2016

10.18	(incorporated by reference to Exhibit 10.3 to Form 8K filed on October 31, 2016) Conversion Agreement by and between Data Storage Corporation and John F. Coghlan dated October 25, 2016

10.19	(incorporated by reference to Exhibit 10.4 to Form 8K filed on October 31, 2016)

10.20	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016(incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).

10.21	Conversion Agreement by and between Data Storage Corporation and Clifford Stein dated October 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8K filed on October 31, 2016).

10.22	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.

10.23	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017.

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on September 30, 2009).

21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed on February 6, 2012).

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 1, 2017 (incorporated by reference to Exhibit 99.1 to Form 8K filed on November 9, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 20, 2019
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)