Form 10-Q
period 2019-06-30
Data Storage Corp
filed 2019-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 13, 2019, was 128,139,418

1

DATA STORAGE CORPORATION

FORM 10-Q

June 30, 2019

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$192,012	$228,790
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2019 and 2018)	542,093	531,245
Prepaid expenses and other current assets	140,661	167,891
Operating lease right of use asset	91,848	—
Total Current Assets	966,614	927,926

Property and Equipment:
Property and equipment	6,887,086	5,293,711
Less—Accumulated depreciation	(4,358,807)	(4,005,338)
Net Property and Equipment	2,528,279	1,288,373

Other Assets:
Goodwill	3,015,700	3,015,700
Other assets	65,754	65,433
Operating lease right of use asset	231,683	—
Intangible assets, net	748,046	846,713
Total Other Assets	4,061,183	3,927,846

Total Assets	7,556,076	6,144,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	788,702	988,579
Dividend payable	908,841	846,685
Deferred revenue	402,167	435,406
Operating lease liabilities short term	89,300	—
Finance leases payable related party	842,779	509,487
Note payable	350,000	350,000
Total Current Liabilities	3,381,789	3,130,157

Deferred rental obligation		18,890
Operating lease liabilities long term	241,115	—
Finance leases payable related party, long term	2,125,000	1,218,703
Total Long-Term Liabilities	2,366,115	1,237,593

Total Liabilities	5,747,904	4,367,750

Stockholders’ Equity:
Stockholders’ Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 128,139,418 and 128,139,418 shares issued and outstanding in 2019 and 2018, respectively	128,139	128,139
Additional paid in capital	17,414,339	17,409,989
Accumulated deficit	(15,686,608)	(15,735,624)
Total Data Storage Corp Stockholders’ Equity	1,857,272	1,803,906
Non-controlling interest in consolidated subsidiary	(49,100)	(27,511)
Total Stockholder’s Equity	1,808,172	1,776,395
Total Liabilities and Stockholders’ Equity	$7,556,076	$6,144,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$2,033,628	$2,750,542	$4,034,909	$4,700,067

Cost of sales	1,101,609	1,752,948	2,178,152	2,930,007

Gross Profit	932,019	997,594	1,856,757	1,770,060

Selling, general and administrative	859,823	974,336	1,682,691	1,717,495

Income from Operations	72,196	23,258	174,066	52,565

Other Income (Expense)
Interest Income	370	—	457	716
Interest expense	(45,921)	(26,266)	(96,542)	(40,142)
Other Expense	10,400	—	11,602	—
Total Other Income (Expense)	(35,151)	(26,266)	(84,483)	(39,426)

Income before provision for income taxes	37,045	(3,008)	89,583	13,139

Provision for income taxes	—	—	—	—

Net Income (loss)	37,045	(3,008)	89,583	13,139

Non-controlling interest in consolidated subsidiary	11,266	5,642	21,589	7,759

Net Income attributable to Data Storage Corp	48,311	2,634	111,172	20,898

Preferred Stock Dividends	(31,078)	(31,156)	(62,156)	(61,935)

Net Income (loss) Attributable to Common Stockholders	$17,233	$(28,522)	$49,016	$(41,037)

Earnings (Loss) per Share – Basic	$0.0	$0.0	$0.0	$0.0
Earnings (Loss) per Share - Diluted	$0.0	$0.0	$0.0	$0.0
Weighted Average Number of Shares - Basic	128,139,418	128,139,418	128,139,418	128,139,418
Weighted Average Number of Shares - Diluted	131,939,979	128,139,418	131,939,979	128,139,418

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$89,583	$13,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452,136	306,730
Stock based compensation	4,350	2,051
Changes in Assets and Liabilities:
Accounts receivable	(10,848)	(607,143)
Other assets	(321)	4,864
Right of use asset	(323,531)	—
Prepaid expenses and other current assets	27,230	19,028
Accounts payable and accrued expenses	(199,877)	415,946
Deferred revenue	(33,239)	(40,579)
Deferred rent	(18,890)	(490)
Operating lease liabilities	330,415	—
Net Cash Provided by Operating Activities	317,008	113,546

Cash Flows from Investing Activities
Capital expenditures	(33,354)	(24,135)
Net Cash Used in Investing Activities	(33,354)	(24,135)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(320,432)	(112,574)
Net Cash Used in Financing Activities	(320,432)	(112,574)

Decrease in Cash and Cash Equivalents	(36,778)	(23,163)

Cash and Cash Equivalents, Beginning of Period	228,790	105,139

Cash and Cash Equivalents, End of Period	$192,012	$81,976

Supplemental Disclosures:
Cash paid for interest	$91,119	$40,142
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$62,156	$61,935
Assets acquired by Finance lease	$1,560,021	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2018 AND 2019

	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance April 1, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,379,012	$(15,894,558)	$(6,506)	$1,607,489

Stock-based compensation	—	—	—	—	1,025	—	—	1,025

Net Income	—	—	—	—	—	2,644	(5,651)	(3,007)

Preferred stock dividend	—	—	—	—	—	(31,516)	—	(31,516)

Balance June 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,380,037	$(15,923,430)	$(12,157)	$1,573,991

Balance April 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,412,164	$(15,703,841)	$(37,834)	$1,800,030

Stock-based compensation	—	—	—	—	2,175	—	—	2,175

Net Income	—	—	—	—	—	48,311	(11,266)	37,045

Preferred stock dividend	—	—	—	—	—	(31,078)	—	(31,078)

Balance June 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2018 AND 2019

	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance January 1, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,377,986	$(15,924,376)	$(4,389)	$1,578,762

Stock-based compensation	—	—	—	—	2,051	—	—	2,051

Net Income	—	—	—	—	—	20,907	(7,768)	13,139

Cumulative Adjustment Adoption of ASC606	—	—	—	—	—	41,974	—	41,974

Preferred stock dividend	—	—	—	—	—	(61,935)	—	(61,935)

Balance June 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,380,037	$(15,923,430)	$(12,157)	$1,573,991

Balance January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395

Stock-based compensation	—	—	—	—	4,350	—	—	4,350

Net Income	—	—	—	—	—	111,172	(21,589)	89,583

Preferred stock dividend	—	—	—	—	—	(62,156)	—	(62,156)

Balance June 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP type solutions. Approximately seventy percent of the company’s revenue is derived from subscription-based revenue with thirty percent derived from equipment sales for cyber security, storage and IBM Power i systems and other services.

Headquartered in Melville, NY with additional offices in Warwick, RI, DSC provides solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription-based services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts and North Carolina.

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

Liquidity

The Company had net income of $89,583 for the six months ended June 30, 2019. As of June 30, 2019, DSC had cash of $192,012 and a working capital deficiency of $2,415,175. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the six months ended June 30, 2019, the Company generated cash from operations of $317,008. Revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through August, 2020. If necessary, management in addition determined that it is possible that related party sources of debt financing could be obtained based on management’s history of being able to raise and refinance equipment leases through related parties. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, jointly-owned subsidiaries over which it exercises control and entities for which it has been determined to be the primary beneficiary. Noncontrolling interest amounts relating to the Company’s less-than-wholly owned consolidated subsidiaries are included within the “Noncontrolling interest in consolidated subsidiary” captions in its Consolidated Balance Sheets and within the “Non-controlling interests” caption in its Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

We have reclassified certain prior-period amounts in the consolidated financial statements to conform to the current-period presentation.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue. Management believes the estimated fair value of these accounts at June 30, 2019 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of the Company’s notes payable and lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

On January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (Topic 840) is the recognition of a right-of-use (ROU) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company was required to measure and recognize leases that existed at January 1, 2019 using a modified retrospective approach for leases existing at the effective date. The Company has elected not to recognize a ROU asset and obligation for leases with an initial term of twelve months or less. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $351,699 and $356,689, respectively as of January 1, 2019.

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

The Company generates revenue by offering cloud-based services, Infrastructure as Service (“IaaS”), Disaster Recovery as a Service, Email Archival and Compliance Solutions as subscription-based services. The Company also sells equipment and software to its customers and offers management and support services. Subscription contracts allows for high level of customization of services to meet customers’ requirements.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expect to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the agreement and revenue is recognized when the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. From subscription-based contracts, the customers continuously receive benefit of these services. With the sale of equipment or setup services, the customers usually receive the benefit at the time the product or service is delivered or provided. Substantially, all of the contracts provide by the Company is compensated for services performed to date.

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

For the six months ended June 30, 2019, one client, a value-added reseller (“VAR”), that accounted for 11% of total sales. The VAR has multiple client accounts in which DSC provides Disaster Recovery Solutions (DR) and Infrastructure as a Service (IaaS) solutions. For the six months ended June 30, 2018, the Company had one client that accounted for 17% of sales.

At June 30, 2019, the Company had three customers that accounted for 40% of the Company’s accounts receivables totaling $218,314. At December 31, 2018, the Company had one customer that accounted for 11% of total accounts receivable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2019 and June 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2017, 2016 and 2015 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

The Company also generates revenue from providing support and management of its software to clients. The managed services include help desk, remote access, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

3)	Equipment and Software Revenue

The Company sells equipment and software. The company has a business partner agreement with IBM which allows DSC to acquire and or market products or services from IBM.

Disaggregation of Revenue

The following table shows revenue disaggregated by major product line and timing of revenue recognition:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Major products/services lines

Infrastructure & Disaster Recovery/Cloud Service	$1,468,887	$1,170,378	$2,624,118	$2,304,938
Equipment and Software	372,935	1,379,424	875,059	1,767,804
Managed Services	95,871	128,819	205,867	346,656
Other	95,935	71,921	329,865	280,669
Total Revenue	$2,033,628	$2,750,542	$4,034,909	$4,700,067

Timing of revenue recognition

Products transferred at a point in time	$372,935	$1,379,424	$875,059	$1,767,804
Products and services transferred over time	1,660,693	1,371,118	3,159,850	2,932,262
Total Revenue	$2,033,628	$2,750,542	$4,034,909	$4,700,067

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing customer obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing.

Sales are generally recorded in the month the service is provided. For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. For equipment and software sales, sales are recorded in the month that the equipment and software is delivered to the client.

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Disaster Recovery (“DR”): subscription-based service that instantly encrypts and transfers data to a secure location and further replicates the data to a second DSC data center where it remains encrypted

2)	Data Vaulting: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

3)	High Availability (“HA”): subscription-based service offers cost-effective mirroring replication technology and provides one (1) hour or less recovery time

4)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems

5)	Message Logic: subscription-based services offers cost effective email archiving, data analytics, compliance monitoring and retrieval of email messages which cannot be deleted

6)	Internet: subscription-based service offers continuous internet connection in the event of outages

7)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of computer servers, cyber security appliances and digital storage to the end user

10)	License: granting SSL certificates and other licenses

Disaster Recovery with Stand-By Servers, Data Vaulting, High Availability, IaaS, Message Logic, Internet and Support and Maintenance

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

Payment terms

The terms of the contracts are typically ranging from 12 months to 36 months with auto-renew options. The Company invoices customers one month in advance for the services plus any overages or additional services provided. Equipment and software are invoiced based upon the customer’s receipt with net 30 day terms.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $118,607 and $106,109 for advertising costs for the six months ended June 30, 2019 and 2018, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net Income (Loss) Available to Common Shareholders	$17,233	(28,522)	$49,016	$(41,037)

Weighted average number of common shares - basic	128,139,418	128,139,418	128,139,418	128,139,418
Dilutive securities
Options	3,667,227	—	3,667,227	—
Warrants	133,334	—	133,334	—
Weighted average number of common shares - diluted	131,939,979	128,139,418	131,939,979	128,139,418

Earnings (Loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options	2,006,059	2,348,291	2,006,059	2,348,291
Warrants	—	133,334	—	133,334
	2,006,059	2,481,625	2,006,059	2,481,625

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2019	December 31, 2018
Storage equipment	$756,236	$756,236
Website and software	533,418	533,418
Furniture and fixtures	27,131	25,975
Leasehold Improvements	16,846	13,104
Computer hardware and software	1,218,463	1,211,658
Data Center Equipment	4,334,992	2,753,320
	6,887,086	5,293,711
Less: Accumulated depreciation	4,358,807	4,005,338
Net property and equipment	$2,528,279	$1,288,373

Depreciation expense for the six months ended June 30, 2019 and 2018 was $353,469 and $208,063, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2019
	Estimated life in years	Gross amount	Accumulated Amortization		Net

Goodwill	Indefinite	$3,015,700	$	N/A	$3,015,700
Intangible assets
Trademarks	Indefinite	294,268		N/A	294,268
Customer lists	5 - 15	897,274		897,274	0
ABC acquired contracts	5	310,000		165,333	144,667
SIAS acquired contracts	5	660,000		352,000	308,000
Non-compete agreements	4	272,147		271,036	1,111
Total intangible assets		2,433,689		1,685,643	748,046
Total Goodwill and Intangible Assets		$5,449,389		$1,685,643	$3,763,746

Scheduled amortization over the next three years as follows:

For the Twelve Months ending June 30,
2020	$195,111
2021	194,000
2022	64,667
Total	$453,778

Amortization expense for the six months ended June 30, 2019 and 2018 was $98,667 and $98,667, respectively.

Note 5– Leases

Operating Leases

The Company currently has three leases for office space with two in Melville, NY, and one in Warwick, RI.

The first lease was part of the acquisition of ABC in 2016, located in Melville, NY and calls for monthly payments of $8,382 with the lease terminating August 31, 2019.

A second lease for office space in Melville, NY was entered into on November 20, 2017 which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

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

Finance Lease Obligations – Related Party

In 2018, the Company entered into a new lease agreement with Systems Trading to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is an eight year lease. The term of the lease ends April 16, 2022.

On January 1, 2019, the Company entered into a new lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five year lease. The term of the lease ends April 1, 2023.

On April 1, 2019, the Company entered into two new lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly payments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly payments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

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

The components of lease expense were as follows:

Six Months Ended June 30, 2019
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$327,854
Interest on lease liabilities, included in interest expense	91,119
Operating lease:
Amortization of assets, included in total operating expense	33,711
Interest on lease liabilities, included in total operating expense	12,213
Total net lease cost	$464,897

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset – short term	$91,848
Operating lease ROU asset – long term	231,683
Total operating lease ROU asset	$323,531

Current operating lease liabilities	89,300
Noncurrent operating lease liabilities	241,115
Total operating lease liabilities	$330,415

June 30, 2019
Finance leases:
Property and equipment, at cost	$4,755,008
Accumulated amortization	(2,378,586)
Property and equipment, net	2,376,422

Current obligations of finance leases,	$842,779
Finance leases, net of current obligations,	2,125,000
Total finance lease liabilities	$2,967,779

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	6,884
Financing cash flows related to finance leases	320,432

Weighted average remaining lease term (in years):
Operating leases	4.05
Finance leases	3.34

Weighted average discount rate:
Operating leases	7%
Finance leases	6.90%

Long-term obligations under the operating and finance leases at June 30, 2019 mature as follows:

For the Twelve months ending June 30,	Operating Leases	Finance Leases
2020	$89,300	$993,039
2021	91,979	939,972
2022	94,738	839,390
2023	97,580	355,104
2024	8,334	177,552
Total lease payments	381,931	3,305,057
Less: Amounts representing interest	(51,516)	(337,278)
Total lease obligations	$330,415	$2,967,779

As of June 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ASC 842:

Rent expense under all operating leases for the six months ended June 30, 2019 and 2018 was $124,824 and $91,163, respectively.

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

Company Overview

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP and carrier type solutions. Approximately seventy percent of the company’s revenue is derived from subscription-based revenue with thirty percent derived from equipment sales for cyber security, storageIBM Power i systems and other services.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018

(1)Net Sales. Net sales for the three months ended June 30, 2019 were $2,033,628, a decrease of $716,915, or 26%, compared to $2,750,542 for the three months ended June 30, 2018.

Equipment and Software decreased $1,006,489 to $372,935 for the three months ended June 30, 2019 as compared to $1,379,424 for the three months ended June 30, 2018.

Infrastructure and Disaster Recovery / Cloud Services increased $298,509 to $1,468,887 for the three months ended June 30, 2019 as compared to $1,170,378 for the three months ended June 30, 2018.

Managed Services decreased $32,948 to $95,871 for the three months ended June 30, 2019 as compared to $128,819 for the three months ended June 30, 2018.

Other services increased $24,014 to $95,935 for the three months ended June 30, 2019 as compared to $71,921 for the three months ended June 30, 2018.

(1) The company has reclassified reporting for products and services in the prior year to conform with current year presentation by solution. The Company believes the reclassification enhances comparison and will more accurately represent the specific solution revenue in future periods.

Cost of Sales. For the three months ended June 30, 2019, cost of sales were $1,101,609, a decrease of $652,644, or 37%, compared to $1,752,948 for the three months ended June 30, 2018. The decrease is attributable to the decrease in equipment and software costs.

Operating Expenses. For the three months ended June 30, 2019, operating expenses were $859,823, a decrease of $114,513, or 12%, as compared to $974,336 for the three months ended June 30, 2018. The net decrease is reflected in the chart below.

Change
Increase in salaries	$24,849
Decrease in officer's salaries	(65,689)
Decrease in professional fees	(123,096)
All other	49,423
Net decrease	$(114,513)

Salaries increased by $24,849 due to addition of staff as part of the company’s plans.

Officer's Salaries decreased $65,689 based on a change and reduction to senior management compensation as approved by the Board of Directors.

Professional fees decreased $123,096 due to the cancellation of outside contracted accounting services of $111,000 due to additional services needed for public reporting for the first year of 2018.

Other Income (Expense). Interest expense for the three months ended June 30, 2019 increased by $19,655 to $45,921 from $26,266 for the three months ended June 30, 2018. This increase is a result of the Company purchasing new leased equipment under financed leases.

Net Profit (loss). Net profit for the three months ended June 30, 2019 was $37,045 an increase of $40,053, or 1331%, as compared to a net loss of $3,009 for the three months ended June 30, 2018.

For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018

(1) Net Sales. Net sales for the six months ended June 30, 2019 were $4,034,909, a decrease of $665,158 or 14% compared to $4,700,067 for the six months ended June 30, 2018.

Equipment and Software decreased $892,745 to $875,059 for the six months ended June 30, 2019 as compared to $1,767,804 for the six months ended June 30, 2018.

Infrastructure and Disaster Recovery/Cloud Services increased $319,180 to $2,624,118 for the six months ended June 30, 2019 as compared to $2,304,938 for the six months ended June 30, 2018.

Managed Services decreased $140,789 to $205,867 for the six months ended June 30, 2019 as compared to $346,656 for the six months ended June 30, 2018.

Other services increased $49,196 to $329,865 for the six months ended June 30, 2019 as compared to $280,669 for the six months ended June 30, 2018.

(1) The company has reclassified reporting for products and services in the prior year to conform with current year presentation by solution. The Company believes the reclassification enhances comparison and will more accurately represent the specific solution revenue in future periods.

Cost of Sales. For the six months ended June 30, 2019, cost of sales were $2,178,152, a decrease of $751,855 or 26% compared to $2,930,007 for the six months ended June 30, 2018. The decrease is attributable to the decrease in equipment and software cost.

Operating Expenses. For the six months ended June 30, 2019, operating expenses were $1,682,691, a decrease of $34,804, or 2%, as compared to $1,717,495 for the six months ended June 30, 2018. The net increase is reflected in the chart below.

Change
Increase in salaries	$60,555
Decrease in officer's salaries	(54,314)
Increase in commissions	85,579
Decrease in professional fees	(134,985)
All other	8,360
Net decrease	$(34,804)

Salaries increased by $60,555 due to addition of staff as part of the company’s plans.

Officer's Salaries decreased $54,314 based on a change and reduction to senior management compensation as approved by the Board of Directors.

Commissions increased $85,579 primarily due to Nexxis commissions that started mid 2018 as well as increased employee and partner sales that relate to commissions.

Professional fees decreased $134,985 due to the cancellation of outside contracted accounting services of $111,000 due to additional services needed for public reporting for the first year of 2018.

Other Income (Expense). Interest expense for the six months ended June 30, 2019 increased $56,400 to $96,542 from $40,142 for the six months ended June 30, 2018. This increase is a result of the Company purchasing new leased equipment under finance leases.

Net Income (loss). Net income for the six months ended June 30, 2019 was $89,583 an increase of $76,444 or 582%, as compared to a net income of $13,139 for the six months ended June 30, 2018.

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

During the six months ended June 30, 2019 the Company’s cash decreased $36,778 to $192,012 from $228,790 at December 31, 2018. Net cash of $317,008 was provided by the Company’s operating activities. Net cash of $353,786 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,415,175 at June 30, 2019, increasing $212,944 or 10% from $2,202,231 at December 31, 2018. The increase is attributable to the refinancing and consolidation of previous related party leases and notes into one new lease.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2019 and 2018, the Company had interest expense, net of interest income, of $96,085 and $39,426 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2019, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended June 30, 2019.

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
Date: August 14, 2019
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

