Form 10-Q
period 2019-09-30
Data Storage Corp
filed 2019-11-19
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 19, 2019 was 128,139,418

1

DATA STORAGE CORPORATION

FORM 10-Q

September 30, 2019

PART I

ITEM 1.	Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$283,682	$228,790
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2019 and 2018)	528,997	531,245
Prepaid expenses and other current assets	91,775	167,891
Operating lease right of use asset	102,938	—
Total Current Assets	1,007,392	927,926
Property and Equipment:
Property and equipment	6,887,086	5,293,711
Less—Accumulated depreciation	(4,536,265)	(4,005,338)
Net Property and Equipment	2,350,821	1,288,373
Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right of use assets	241,778	—
Other assets	65,433	65,433
Intangible assets, net	698,713	846,713
Total Other Assets	4,021,624	3,927,846
Total Assets	7,379,837	6,144,145
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	850,896	988,579
Dividend payable	939,919	846,685
Deferred revenue	498,666	435,406
Finance leases payable related party	821,514	509,487
Operating lease liabilities short term	100,730	—
Note payable	350,000	350,000
Total Current Liabilities	3,561,725	3,130,157

Deferred Rental obligation	—	18,890
Operating lease liabilities, long term	251,618	—
Finance leases payable related party, long term	1,920,515	1,218,703
Total Long Term Liabilities	2,172,133	1,237,593
Total Liabilities	5,733,858	4,367,750
Stockholders’ Equity:
Stockholders' Deficit: Preferred Stock, $.001 par value; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each period	1,402	1,402
Common stock, par value $.001; 250,000 shares authorized; 128,139,418 and 128,139,418 shares issued and outstanding in 2019 and 2018, respectively	128,139	128,139
Additional paid in capital	17,416,514	17,409,989
Accumulated deficit	(15,839,283)	(15,735,624)
Total Data Storage Corp Stockholders' Equity	1,706,772	1,803,906
Non-controlling interest in consolidated subsidiaries	(60,793)	(27,511)
Total Stockholder’s Equity	1,645,979	1,776,395
Total Liabilities and Stockholders' Equity	$7,379,837	$6,144,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$2,013,662	$2,560,512	$6,046,531	$7,260,579

Cost of sales	1,232,633	1,526,450	3,410,835	4,456,498

Gross Profit	781,029	1,034,062	2,635,696	2,804,081

Selling, general and administrative	884,650	776,793	2,565,252	2,494,246

Income (Loss) from Operations	(103,621)	257,269	70,444	309,835

Other Income (Expense)
Interest income		13	220	13
Interest expense	(41,120)	(28,785)	(137,425)	(68,927)
Other income	11,453	—	23,054	716
Total Other Income (Expense)	(29,667)	(28,772)	(114,151)	(68,198)

Income (Loss) before provision for income taxes	(133,288)	228,497	(43,707)	241,637

Provision for income taxes	—	—	—	—

Net Income (loss)	(133,288)	228,497	(43,707)	241,637

Non-controlling interest in consolidated subsidiaries	11,693	5,002	33,282	12,761

Net Income (Loss) attributable to Data Storage Corp	(121,595)	233,499	(10,425)	254,398

Preferred Stock Dividends	(31,078)	(32,656)	(93,234)	(94,591)

Net Income (Loss) Attributable to Common Stockholders	$(152,673)	$200,843	$(103,659)	$159,807

Earnings (Loss) per Share – Basic	$0.00	$0.00	$0.00	$0.00
Earnings (Loss) per Share – Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,139,418	128,139,418	128,139,418	128,139,418
Weighted Average Number of Shares - Diluted	128,139,418	131,937,979	128,139,418	131,937,979

The accompanying notes are an integral part of these condensed consolidated financial statements

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(43,707)	$241,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	678,927	454,499
Stock based compensation	6,525	11,411
Changes in Assets and Liabilities:
Accounts receivable	2,248	(155,747)
Other assets	—	4,923
Employee Loan	—	3,000
Right of use asset	(344,716)	—
Prepaid expenses and other current assets	76,116	20,570
Accounts payable and accrued expenses	(137,683)	(119,145)
Deferred revenue	63,260	(106,348)
Deferred rent	(18,890)	19,168
Operating lease liability	352,348	—
Net Cash provided by Operating Activities	634,428	373,968

Cash Flows from Investing Activities:
Capital expenditures	(33,354)	(44,977)
Net Cash Used in Investing Activities	(33,354)	(44,977)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(546,182)	(229,488)
Net Cash Used in Financing Activities	(546,182)	(229,488)

Increase in Cash and Cash Equivalents	54,892	99,503

Cash and Cash Equivalents, Beginning of Period	228,790	105,139

Cash and Cash Equivalents, End of Period	$283,682	$204,642

Supplemental Disclosures:
Cash paid for interest	$137,425	$68,197
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$93,234	$94,591
Assets acquired by finance lease	$1,560,021	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-Controlling	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,380,038	$(15,923,441)	$(12,148)	$1,573,990

Stock-based Compensation	—	—	—	—	9,360	—	—	9,360
Net Income (loss)	—	—	—	—	—	233,499	(5,002)	228,497
Preferred Stock	—	—	—	—	—	(32,656)	—	(32,656)

Balance, September 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,389,398	$(15,722,598)	$(17,150)	$1,779,190

Balance, June 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172

Stock-based Compensation	—	—	—	—	2,175	—	—	2,175
Net Income (loss)	—	—	—	—	—	(121,597)	(11,693)	(133,290)
Preferred Stock	—	—	—	—	—	(31,078)	—	(31,078)

Balance, September 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,416,514	$(15,839,283)	$(60,793)	$1,645,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER, 2018 AND 2019

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-Controlling	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, January 1, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,377,986	$(15,924,375)	$(4,389)	$1,578,763

Stock-based Compensation	—	—	—	—	11,411	—	—	11,411
Net Income (loss)	—	—	—	—		254,398	(12,761)	241,637
Cum Adj Adoption of ASC606	—	—	—	—	—	41,970	—	41,970
Preferred Stock	—	—	—	—	—	(94,591)	—	(94,591)

Balance, September 30, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,389,397	$(15,722,598)	$(17,150)	$1,779,190

Balance, January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395

Stock-based Compensation	—	—	—	—	6,525	—	—	6,525
Net Income (loss)	—	—	—	—	—	(10,425)	(33,282)	(43,707)
Preferred Stock	—	—	—	—	—	(93,234)	—	(93,234)

Balance, September 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,416,514	$(15,839,283)	$(60,793)	$1,645,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides a highly secure, enterprise level cloud for IBM i Power systems and Windows, assisting companies in the migration process, while reducing capex and providing flexibility for seasonality with on-demand compute power. Clients have access to an array of solutions: Infrastructure as a Service, disaster recovery, voice and data, security, and email compliance & data analytics.

Headquartered in Melville, NY with offices in Warwick, RI, DSC provides solutions and services to healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

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

Liquidity

The Company had net loss of $43,707 for the nine months ended September 30, 2019. As of September 30, 2019, DSC had cash of $283,682 and a working capital deficiency of $2,554,333. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern. During the nine months ended September 30, 2019, the Company generated cash from operations of $634,428. The Company continues to invest in sales staff both direct and indirect as well as marketing programs, while investing in technology and sales automation. Based on this continued planned investment to gain additional subscription contracts, we incurred a net loss for the nine months ended September 30, 2019. Gross profit margins for the nine months has increased from 39% to 44% based on fewer equipment sales and additional subscription contracts. Equipment sales carry a lower margin and are one-time events.

The Company’s cash resources, along with the ability to reduce sales and marketing expenses, as well as the opportunities contained herein, leads management to conclude that it is probable it will be sufficient to meet the Company’s cash requirements through November 2020. If necessary, management in addition determined that it is possible that related party sources of debt financing could be obtained based on management’s history of being able to raise capital and refinance equipment leases through related parties. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees. The Company has stock-based incentives for consultants and employees that overachieve. This plan is discretionary. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using fair value on the day the stock was awarded multiplied by the number of shares awarded. The Company records its options at fair value using the Black-Scholes valuation model.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, jointly-owned subsidiaries over which it exercises control and entities for which it has been determined to be the primary beneficiary. Noncontrolling interest amounts relating to the Company’s less-than-wholly owned consolidated subsidiaries are included within the “Noncontrolling interest in consolidated subsidiary” captions in its Consolidated Balance Sheets and within the “Non-controlling interests” caption in its Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

We have reclassified certain prior-period amounts in the consolidated financial statements to conform to the current period presentation.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue. Management believes the estimated fair value of these accounts at September 30, 2019 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. The carrying values of the Company’s notes payable and lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). The Company changed its revenue recognition policy regarding set-up fees. Beginning January 2018, the company accounts for set-up implementation fees as separate performance obligation. Set-up services are performed one time and accordingly the revenue is recognized at the point in time that the service is performed, and the Company is entitled to the payment. In addition, management enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

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

The Company provides credit in the normal course of business. The Company maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information. Additionally, the Company invoices clients one month in advance of services

For the nine months ended September 30, 2019, one client, a value-added reseller (“VAR”), that accounted for 12% of total sales. The VAR has multiple client accounts in which DSC provides Disaster Recovery Solutions (DR) and Infrastructure as a Service (IaaS) solutions. For the nine months ended September 30, 2018, the Company had one client that accounted for 13% of sales.

At September 30, 2019, the Company had two customers that accounted for 31% of the Company’s accounts receivable. At December 31, 2018, the Company had one customer that accounted for 11% of total accounts receivable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of September 30, 2019 and September 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2018, 2017 and 2016 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Disaggregation of Revenue

The following table shows revenue disaggregated by major product line and timing of revenue recognition:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Major products/services lines

Infrastructure & Disaster Recovery/Cloud Service	$1,336,348	$1,222,043	$3,960,466	$3,490,434
Equipment and Software	410,238	976,111	1,285,297	2,743,915
Managed Services	116,266	143,228	322,133	489,884
Other	150,810	219,130	478,635	536,346
Total Revenue	$2,013,662	$2,560,512	$6,046,531	$7,260,579

Timing of revenue recognition

Products transferred at a point in time	$410,238	$976,111	$1,285,297	$2,743,915
Products and services transferred over time	1,603,424	1,584,401	4,761,234	4,516,664
Total Revenue	$2,013,662	$2,560,512	$6,046,531	$7,260,579

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

4)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems

5)	Message Logic: subscription-based services offer cost-effective email archiving, data analytics, compliance monitoring and retrieval of email messages which cannot be deleted

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

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of computer servers, cyber security appliances and digital storage to the end user

10)	License: granting SSL certificates and other licenses

Disaster Recovery with Stand-By Servers, Data Vaulting, High Availability, IaaS, Message Logic, Internet and Support and Maintenance

Subscription services such as the above allow clients to access a set of data or receive services for a predetermined period of time. As the client obtains access at a point in time but continues to have access for the remainder of the subscription period, the client is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue should be recognized on a straight-line basis over the contract term.

Initial Set-Up Fees

The Company accounts for set-up fees as separate performance obligation. Set-up services are performed one time and accordingly the revenue should be recognized at the point in time that the service is performed, and the Company is entitled to the payment.

Equipment& Software Sales

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

Payment Terms

The terms of our contracts are typically ranging from 12 months to 36 months with auto-renewal options. The Company invoices customers one month in advance for the services plus additional services provided. Equipment and software are invoiced based upon the customer’s receipt with net 30-day terms.

Warranties

The Company offers guaranteed service levels and performance and service guarantees on some of its contracts. These warranties are not sold separately and according to ASC 606-10-50-12(a) are accounted as “assurance warranties”.

Significant Judgement

In such instances that contract have multiple performance obligations, the Company uses its business judgment to establish stand -alone pricing for each performance obligation separately. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation was calculated to determine the aggregate price for the individual services. Next the proportion of each individual service to the aggregate price was determined. That ratio was applied to the total contract price in order to allocate the transaction price to each performance obligation.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $188,249 and $106,109 for advertising costs for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net Income (Loss) Available to Common Shareholders	$(152,673)	200,843	$(103,659)	$159,807

Weighted average number of common shares - basic	128,139,418	128,139,418	128,139,418	128,139,418
Dilutive securities
Options	—	3,667,227	—	3,667,227
Warrants	—	133,334	—	133,334
Weighted average number of common shares - diluted	128,139,418	131,939,979	128,139,418	131,939,979

Earnings (Loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	2019	2018	2019	2018
Options	6,015,518	2,348,291	6,015,518	2,348,291
Warrants	133,334	—	133,334	—
	6,148,852	2,348,291	6,148,852	2,348,291

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30, 2019	December 31, 2018
Storage equipment	$756,236	$756,236
Website and software	533,418	533,418
Furniture and fixtures	27,131	25,975
Leasehold Improvements	16,846	13,104
Computer hardware and software	1,218,463	1,211,658
Data Center Equipment	4,334,992	2,753,320
	6,887,086	5,293,711
Less: Accumulated depreciation	4,536,265	4,005,338
Net property and equipment	$2,350,821	$1,288,373

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $530,927 and $306,499, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30, 2019
	Estimated life in years	Gross amount	Accumulated Amortization		Net

Goodwill	Indefinite	$3,015,700	$	N/A	$3,015,700
Intangible assets
Trademarks	Indefinite	294,268		N/A	294,268
Customer lists	5 - 15	897,274		897,274	0
ABC acquired contracts	5	310,000		180,833	129,167
SIAS acquired contracts	5	660,000		385,000	275,000
Non-compete agreements	4	272,147		271,869	278
Total intangible assets		2,433,689		1,734,976	698,713
Total Goodwill and Intangible Assets		$5,449,389		$1,734,976	$3,714,413

Scheduled amortization over the next three years as follows:

For the Twelve Months ending September 30,
2020	$194,278
2021	194,000
2022	16,167
Total	$404,445

Amortization expense for the nine months ended September 30, 2019 and 2018 was $148,000 and $148,000, respectively.

Note 5– Leases

Operating Leases

The Company currently has three leases for office space with two located in Melville, NY, and one in Warwick, RI.

The first lease was part of the acquisition of ABC in 2016, located in Melville, NY and calls for monthly payments of $8,382 with the lease terminating August 31, 2019. A new lease was entered into for a technology lab in Melville, NY commencing on September 1, 2019 for 598 square feet. The term of this lease is for 3 years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

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

Finance Lease Obligations – Related Party

On April 1, 2018, the Company entered into a lease agreement with Systems Trading to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is an eight-year lease. The term of the lease ends April 16, 2022.

On January 1, 2019, the Company entered into a lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five-year lease. The term of the lease ends April 1, 2023.

On April 1, 2019, the Company entered into two lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly payments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly payments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2019
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$509,647
Interest on lease liabilities, included in interest expense	129,953
Operating lease:
Amortization of assets, included in total operating expense	50,987
Interest on lease liabilities, included in total operating expense	17,899
Total net lease cost	$711,370

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset – short term	$102,938
Operating lease ROU asset – long term	241,778
Total operating lease ROU asset	$344,716

Current operating lease liabilities	100,730
Noncurrent operating lease liabilities	251,618
Total operating lease liabilities	$352,348

September 30, 2019
Finance leases:
Property and equipment, at cost	$3,596,400
Accumulated amortization	1,411,966
Property and equipment, net	2,184,434

Current obligations of finance leases,	$821,514
Finance leases, net of current obligations,	1,920,515
Total finance lease liabilities	$2,742,029

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$7,632
Financing cash flows related to finance leases	$546,773

Weighted average remaining lease term (in years):
Operating leases	8.42
Finance leases	3.01

Weighted average discount rate:
Operating leases	7.00%
Finance leases	6.00%

Long-term obligations under the operating and finance leases at September 30, 2019 mature as follows:

For the Twelve months ending September 30,	Operating Leases	Finance Leases
2020	$100,730	$939,972
2021	103,752	939,972
2022	106,865	719,010
2023	92,510	355,104
2024	—	88,776
Total lease payments	403,857	3,042,834
Less: Amounts representing interest	(51,509)	(300,805)
Total lease obligations	$352,348	$2,742,029

As of September 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ASC 842:

Rent expense under all operating leases for the nine months ended September 30, 2019 and 2018 was $191,377 and $162,772, respectively.

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

Company Overview

Data Storage Corporation (“DSC” or the “Company”) provides a highly secure, enterprise level cloud for IBM i Power systems and Windows, assisting companies in the migration process, while reducing capex and providing flexibility for seasonality with on-demand compute power. Our clients have access to an array of solutions: Infrastructure as a Service, disaster recovery, voice and data, security, and email compliance & data analytics. The Company provides solutions to business, government, education and healthcare industries.

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

Our IBM Power and Intel IaaS Cloud ensures enterprise level equipment and support, focusing on iSeries, AIX, Power, AS400 and our high-processing power for Intel. Our Disaster Recovery services for both Intel and IBM have a guaranteed back-to-work window. DSC is a one-stop source for managed services from VoIP to providing the client with equipment and software, monitoring, help desk and a full array of business continuity solutions.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018

The reduction in Equipment and Software revenue in 2019 over 2018 are attributed to long term Company clients that refresh equipment based on a cycle and upgrade to new equipment. Software renewals and hardware maintenance continue to renew each year and are typically a constant revenue stream, unless the Company migrates these clients to our Infrastructure as a Service solution, IaaS. This marketing migration program from on-premise equipment to our IBM Power Infrastructure as a Service will impact the period revenue and profit, however gross profit margins are higher on IaaS services, and long-term contract value improves. Changes in Managed Services and Other categories carry higher margins and are supported by our technical staff and are labor based services. Profit margins on these Managed Services and our Other category services carry higher than our average margin. Managed Services and Other classes of solutions and services are primarily based on fulfilling client projects requirements and client help desk support. Many clients utilize multiple services and solutions from the Company. The following details the changes in our operations for the three months ended September 30, 2019 and 2018, respectively.

Revenue	For the Three Months
3 months	Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,336,348	$1,222,043	$114,305	9%
Equipment and Software	410,238	976,111	(565,873)	-58%
Managed Services	116,266	143,228	(26,962)	-19%
Other	150,810	219,130	(68,320)	-31%
Total Revenue	$2,013,662	$2,560,512	$(546,850)	-21%

Cost of Sales. For the three months ended September 30, 2019, cost of sales were $1,232,633, a decrease of $293,817, or 19%, compared to $1,526,450 for the three months ended September 30, 2018. The decrease is attributable to the decrease in equipment and software costs.

Operating Expenses. For the three months ended September 30, 2019, operating expenses were $884,650, an increase of $107,857, or 14%, as compared to $776,793 for the three months ended September 30, 2018. The net increase is reflected in the chart below.

Operating Expenses	For the Three Months
3 months	Ended September 30,
	2019	2018	$ Change	% Change
Decrease in Salaries	$198,406	$214,960	$(16,554)	-8%
Increase Officer's Salaries	122,589	98,422	24,167	25%
Increase in Professional Fees	74,231	54,020	20,211	37%
Increase in Commissions Expense	224,329	221,271	3,058	1%
Increase in all other Expenses	265,095	188,120	76,975	41%
Total Expenses	$884,650	$776,793	$107,857	14%

Salaries decreased by $16,554 due to a reduction of staff in the accounting department.

Officer's Salaries increased $24,167 based on a change to senior management compensation as approved by the Board of Directors.

Professional fees increased $20,211 due to the addition of outside contracted consultant.

Other Income (Expense). Interest expense for the three months ended September 30, 2019 increased by $12,335 to $41,120 from $28,785 for the three months ended September 30, 2018. This increase is a result of the Company purchasing new equipment under financed leases. Other income for the three months ended September 30, 2019 increased $11,453 from $0.00 for the three months ended September 30, 2018.

Net Profit (loss). Net loss for the three months ended September 30, 2019 was $133,288 a decrease of $361,785, or 158%, as compared to a net profit of $228,497 for the three months ended September 30, 2018. This decrease was attributed to a decrease in equipment sales as well as an increase in sales and marketing expenses.

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

The reduction in Equipment and Software revenue in 2019 over 2018 are attributed to long term Company clients that refresh equipment based on a cycle and upgrade to new equipment. Software renewals and hardware maintenance continue to renew each year and are typically a constant revenue stream, unless the Company migrates these clients to our Infrastructure as a Service solution, IaaS. This marketing migration program from on-premise equipment to our IBM Power Infrastructure as a Service will impact the period revenue and profit, however gross profit margins are higher on IaaS services, and long-term contract value improves. Changes in Managed Services and Other categories carry higher margins and are supported by our technical staff and are labor based services. Profit margins on these Managed Services and our Other category services carry higher than our average margin. Managed Services and Other classes of solutions and services are primarily based on fulfilling client projects requirements and client help desk support. Many clients utilize multiple services and solutions from the Company. While equipment and software sales decreased, disaster recovery and infrastructure as a service increase $470,032 under new long-term contracts to provide these services, increasing our Company contract value. The following chart details the changes in our operations for the nine months ended September 30, 2019 and 2018, respectively.

Revenue	For the Nine Months
9 months	Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$3,960,466	$3,490,434	$470,032	13%
Equipment and Software	1,285,297	2,743,915	(1,458,618)	-53%
Managed Services	322,133	489,884	(167,751)	-34%
Other	478,635	536,346	(57,711)	-11%
Total Revenue	$6,046,531	$7,260,579	$(1,214,048)	-17%

Cost of Sales. For the nine months ended September 30, 2019, cost of sales were $3,410,835, a decrease of $1,045,663 or 23% compared to $4,456,498 for the nine months ended September 30, 2018. The decrease is attributable to the decrease in equipment and software cost.

Operating Expenses. For the nine months ended September 30, 2019, operating expenses were $2,565,252, an increase of $71,006, or 3%, as compared to $2,494,246 for the nine months ended September 30, 2018. The net increase is reflected in the chart below.

Operating Expenses	For the Nine Months
9 months	Ended September 30,
	2019	2018	$ Change	% Change
Increase in Salaries	$592,739	$548,739	$44,000	8%
Decrease in Officer's Salaries	409,602	439,749	(30,147)	-7%
Decrease in Professional Fees	206,041	320,816	(114,775)	-36%
Increase in Commissions Expense	630,822	532,373	98,449	18%
Increase in all other Expenses	72,6048	652,569	73,479	11%
Total Expenses	$2,565,252	$2,494,246	$71,006	3%

Salaries increased by $44,000 due to addition of staff as part of the company’s plans.

Officer's Salaries decreased $30,147 based on a change and reduction to senior management compensation as approved by the Board of Directors.

Professional fees decreased $114,775 due to the cancellation of outside contracted accounting services.

Commissions increased by $98,449. This increase in commissions are related to employee and outside contractor (channel partner) commissions for increase sales revenues and are paid based on the sales orders. Nexxis our telecom unit had commissions that commenced mid-2018.

Other Income (Expense). Interest expense for the nine months ended September 30, 2019 increased $68,498 to $137,425 from $68,927 for the nine months ended September 30, 2018. This increase is a result of the Company purchasing new equipment for services provided to clients for disaster recovery and Infrastructure as a Service. This equipment is located in our data centers. Other income for the nine months ended September 30, 2019 increased $22,338 to $23,054 for from $716 the nine months ended September 30, 2018. The increase is attributable to adjustments to customer balances.

Net Income (loss). Net loss for the nine months ended September 30, 2019 was $43,707, as compared to a net income of $241,637 for the nine months ended September 30, 2018. This loss is attributed to lower new equipment and software sales for the period.

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

During the nine months ended September 30, 2019 the Company’s cash increased $54,892 to $283,682 from $228,790 at December 31, 2018. Net cash of $634,428 was provided by the Company’s operating activities. Net cash of $579,536 was used in the Company’s investing and financing activities, primarily due to purchases of fixed assets and payments of capital lease obligations

DSC’s working capital deficit was $2,554,333 at September 30, 2019, increasing $352,102 or 16% from $2,202,231 at December 31, 2018. The increase is attributable to three new finance leases acquired in 2019 for equipment purchased for the data centers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2019 and 2018, the Company had interest expense, net of interest income, of $137,205 and $68,914 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2019, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended September 30, 2019.

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
Date: November 19, 2019
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

