Form 10-K
period 2019-12-31
Data Storage Corp
filed 2020-04-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,300,208.

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

The number of shares of the registrant’s common stock outstanding as of April 14, 2020 was 128,539,418.

1

Data Storage Corporation

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF THE INDUSTRY & DATA STORAGE CORPORATION:

Our Industry:

Data Storage Corporation (“DSC” or the “Company) provides Disaster Recovery, Infrastructure as a Service (IaaS), IT Managed Services and Voice over Internet Protocol (VoIP) type solutions. DSC is positioned to leverage the growth in our industry. The following will provide a background on our industry and trends for the solutions the Company provides.

According to a study by Grand View Research, Inc., the global disaster recovery solutions market size is expected to reach US$ 26.23 billion by 2025, registering a strong compound annual growth rate (“CAGR”) of 36.5% during the forecast period. The global disaster recovery solutions market has been experiencing a significant increase in demand due to infrastructure failure, cyberattacks, natural disasters, and other internal and external threats. These unanticipated events cause disruption in business operations, resulting in massive revenue losses.

Over the past few years, many companies are reconsidering their plans for backup and recovery solutions due to the increasing occurrences of planned, manmade disasters. For instance, malicious attacks such as WannaCry and Locky ransomware in 2017 led to the loss of thousands of encrypted files and systems. Government and private sectors incurred considerable financial losses owing to these attacks.

Businesses are increasingly incorporating disaster recovery (DR) solutions in their business continuity strategies, making DR plans a critical part of Information Technology (“IT”) priorities. Moreover, increasing awareness about the benefits of implementing such solutions and the growing adoption of cloud-based solutions are increasing the demand of disaster recovery solutions among Small to Medium Enterprises (“SME”) businesses.

The global infrastructure as a service (IaaS) industry value is expected to exceed US $60 billion by 2024 with an estimated growth rate of over 25% for the forecast period. IaaS is a form of cloud computing system dependent on significant physical resources, such as network connections, bandwidth, load balancers, and servers, which are present as a virtual service offered by the cloud service providers (CSP). An increasing amount of financial and business information and other critical data in various IT sectors are expected to increase the demand of IaaS in many organizations.

The need to reduce cost in IT infrastructure management, and to focus more on their primary operations has been the key objective of various companies. The technological innovations have led to growing mobility, ease of access, sophisticated working environment, and digitalization development in numerous business verticals. Ease of deployment, flexibility, and scalability of services can also be acknowledged as the key factors steering the market growth.

The IT and telecommunications sector are expected to witness significant growth rate due to the increasing demand of cloud-based services in the industry. This industry is considered to be the primary vertical generating enormous personal, financial and healthcare information. Customer-based organizations in the banking, financial services and insurance (“BFSI”) sector create large volumes of confidential business and financial data which look at security and storage convenience for business continuity.

More and more companies are adopting the system of Bring Your Own Device (BYOD), as result the demand for VoIP services is also growing. Moreover, along with updating their services, VoIP service providers are also introducing new features in VoIP services to attract users at both individual and corporate level. New market avenues are likely to open with an increase in international calling.

The telecommunications industry is changing rapidly providing opportunity for growth and innovation in the VoIP industry.

According to a report issued by Persistence Market Research, the global VoIP services market is likely to witness substantial growth during 2017-2024. The global market for VoIP services is also estimated to reach US$ 194.5 Billion revenue towards the end of 2024.

Data Storage Corporation:

DSC provides subscription-based, long-term agreements for disaster recovery, Infrastructure as a Service (IaaS) and VoIP type solutions. In addition, DSC provides managed services, software and maintenance, equipment and onboarding provisioning. Services and goods are provided to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. About 25% of our revenue is derived from equipment and software sales for cyber security, storage, IBM Power i systems and managed service solutions.

Our mission is to protect our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information.

DSC provides solutions through its business development team and contracted distribution channels. DSC’s contracted, approved distributors have the ability to provide Disaster Recovery, Hybrid Cloud, IBM and Intel IaaS cloud-based solutions without the distributor investing in infrastructure, data centers and telecommunications services. The distributor is fully supported by DSC’s specialized technical staff. The Company’s programs lower the distributors barrier of entry to migrate their client’s equipment premise infrastructure to DSC’s cloud based solutions to their client base.

DSC is a 19-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; continuous data protection; data de-duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

Our IBM Power and Intel IaaS Cloud ensures enterprise level equipment and support, focusing on iSeries, AIX, Power, AS400 and our high-processing power cloud for Intel. Our Disaster Recovery services for both Intel and IBM has a guaranteed back-to-work window. DSC is a one-stop source for managed services from VoIP to providing the client with equipment and software, monitoring, help desk and a full array of business continuity solutions.

Headquartered in Melville, NY, with an additional office location in Warwick, RI, DSC maintains its enterprise infrastructure in several data center facilities located within New York, Massachusetts and North Carolina, and has recently expanded into Texas.

The core support services provided by DSC’s operations division is staffed by highly trained personnel to maintain service-level agreements and to support clients twenty-four hours a day, 365 days a year. DSC provides ongoing education to its staff for maintaining technical skills and certifications.

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

In October 2016, DSC purchased the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”) , including the remaining 50% of Secure Infrastructure and Services, LLC, the IBM Power Cloud. ABC has an excellent reputation that spans 25 years and is a Premium Partner of IBM providing equipment, licensing, provisioning and managed services to their clients. ABC also provides high-level cyber security as part of their solutions portfolio.

On October 19, 2017, DSC formed a new division, Nexxis Inc. (“Nexxis”), to provide VOIP and carrier services for bandwidth connection between the client and our data centers. DSC owns 80% of Nexxis, which is positioned to cross-sell our client base and provide new opportunities. We believe there is an opportunity to increase our clients’ bandwidth for improved access to our cloud solutions, while at the same time continue to target new clients as businesses move to new telecommunications technologies for voice and data.

DSC delivers its solutions over a highly reliable, redundant and secure fiber optic networks with separate and diverse routes to the internet from our data centers.

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

We believe that through our partnership programs strategy, as well as through our strategy to acquire synergistic service providers, we can create significant value.

The roll-up of these synergistic technical companies and system integrators would also form a powerful distribution channel for both our current and future service offerings. We believe that if we achieve our acquisition strategy this would enable DSC to create a global presence and a recognizable premiere brand.

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

Solution Details

•	Easily managed scheduling and retention –Backup policies are managed directly by the client as part of our service offering. On IBM i, clients have access to the management interface on each system and other environments use a management portal to restore files, manage job schedules and data retention. This allows clients to retain as much data as they need.

•	Save While Active – Backups can be scheduled to run at any time with little to no impact on production applications.

•	Scalable – ezVault automatically scales to meet your backup storage requirements. The pay as you grow model eliminates the need to forecast future backup capacity and purchase additional storage that may go unused for several years.

•	Client has direct access and control of data retrieval – ezVault provides the client with the ability to directly retrieve files from any point in time without having to rely on a provider to load tapes, which makes restoring files much quicker and easier than tape or Virtual Tape Library (VTL).

•	Optional local appliance – A client site backup appliance is available for local data retention and automatic replication to the ezVault cloud, providing faster local restores when needed and all the offsite data protection of our ezVault cloud solution.

•	Reduced backup time – ezVault backups are incremental forever with all data deduplicated, compressed and encrypted before transmission drastically reducing backup times compared to traditional tape-based backups. Backups are immediately transmitted offsite without the delay and complexity of tape handling, storage and retrieval.

•	Backup Protection – All backups are encrypted and replicated to a second data center providing built-in redundancy for our clients’ mission critical data.

•	Offsite Copy Included – A monthly copy of clients’ data is copied to tape and stored into separate data center to add another layer of safety to clients’ important data.

•	Guaranteed Performance SLA

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

Solution Details

•	Standby Systems – Preconfigured systems capable of running full production workloads in the event of a disaster.

•	No Licensing – Reduces cost; we provide temporary OS licensing in the event of system recovery.

•	Scalable – Increase performance and capacity on demand, handling possible workload differences from original capacities and additional performance to improve restore time.

•	RTO Improvements – Backups stored locally in our cloud are quickly restored to the standby systems and available for use in as little as eight hours.

•	Flexible Access options – Preconfigured VPN, SSL Clients, MPLS and other dedicated circuits available for quick activation eliminating issues with user access.

•	Secure Recovery – All standby systems are in their own dedicated network segment allowing strict security policies meeting any client and compliance requirements.

•	Guaranteed Performance SLA

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

Solution Details

•	Enterprise Level Resources – Always on, switch ready and able to handle full production workloads.

•	Tier-3 Data Centers – Meets or exceeds most production environments for security, compliance standards, power and cooling redundancy, fire suppression and communications with 100% uptime.

•	Scalable Resources – ezAvailability is designed to seamlessly scale system processor, memory and storage resources as needed. This allows clients to run replication on a base HA system with additional resources in reserve for use when needed in a test or disaster declaration. HA systems and standby resources can be expanded to meet typical client-side growth over time or from other business changes.

•	Host based Replication – Software and/or Journal-Based application installed on the production host that tracks and sends all changes to the ezAvailability target system. Replication is at the file or journal level ensuring data and transaction integrity on the target system.

•	SAN-Based Replication (ezMirror) – SAN level replication using compatible hardware for the source and target. Replication is at the data block level copying all partial file changes to the target typically with a system that is powered off in standby.

•	Guaranteed Performance SLA

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

Cyber Security

DSC has developed several comprehensive Cyber Security offerings that can be utilized on premise at a client’s location or on systems hosted in the cloud.  These offerings include fully managed endpoint security with active threat mitigation, system security assessments, risk analysis and applications to ensure continuous security and auditing for IBM systems.

•	Client security provides AV, Malware, Ransomware and behavioral analysis for Windows, Mac and Linux Desktops, Laptops and iOS/Android Mobile devices.

•	Server security provides AV, Malware, Ransomware and behavioral analysis for Windows and Linux Servers.

•	IBM i Security Assessments is a free offering that performs a thorough analysis of an IBM i system reviewed by our expert staff. We deliver a detailed report of finding and recommendations to ensure systems meet your desired compliance and security standards.

•	IBM i Security Modules include software solutions that are installed on the system to ensure the continuous compliance of systems security standards.

•	Managed firewall provides firewall configuration changes, quarterly configuration review and firewall patching.

DATA CENTER & SECURITY

DSC helps organizations manage risk, increase performance and improve agility. Our Tier 3 data centers are part of a nationwide network with a shared commitment to Redundancy, Security and Compliance. Each of DSC’s data centers is a safe, secure facility audited under SSAE-16 SOC 1 Type II, SOC 2 Type II, PCI-DSS1, GLBA and HIPAA standards annually.

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

VOICE & DATA SOLUTIONS

Nexxis, our new voice and data division, is leading the way with advanced voice and data services that propel business’ forward with unparalleled performance, speed and continuity to keep vital information moving in the right direction. Faster than traditional phone systems — and infinitely smarter — Nexxis’ voice and data solutions add functionality and improve efficiency, while keeping your costs down.

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

COMPETITION

The markets for the Company’s products and services are competitive and the Company is confronted by aggressive competition. These markets are characterized by frequent product introductions and rapid technological advances. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price and performance, product quality and reliability, a strong third-party software, marketing and distribution capability, service and support and corporate reputation.

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

CORPORATE HISTORY

On October 20, 2008, DSC consummated a share exchange transaction with Data Storage Corporation, a Delaware corporation, and DSC subsequently changed its name from Euro Trend Inc. to Data Storage Corporation.

DSC acquired the assets of SafeData, LLC in June 2010, and the assets of Message Logic LLC, (“Message Logic”) in October 2012.

In December 2012, DSC was accepted as an IBM Service provider for cloud solutions.

In October 2016, DSC purchased the assets of ABC which included the remaining 50% of the Secure Infrastructure and Services venture.

On October 19, 2017 DSC formed a new division, Nexxis Inc., to provide VOIP and carrier services.

The result of these acquisitions and strategic alliances, combined with DSC’s legacy disaster recovery and business continuity solutions, positions DSC as a potential leader in business to business disaster recovery as a service, infrastructure as a service on the IBM Power i mid-range servers, email compliance with Software as a Service (SaaS). DSC will continue to provide our solutions and our planned industry consolidations.

ITEM 1A.  RISK FACTORS

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us if the situation continues

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on DSC if the situation continues. Under NYS Executive Order 202.6, “Essential Business,” DSC is an “Essential Business” based on the following in the Executive order number 2: Essential infrastructure including telecommunications and data centers; and, number 12: Vendors that provide essential services or products, including logistics and technology support.

Further, all employees, including our specialized technical staff, are working from home or in a virtual environment. DSC always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to our business including, but not limited to equipment, to our workforce, or to our business relationships with other third parties.

The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.  PROPERTIES

Our principal offices are located at 48 South Service Road, Suite 203, Melville, NY 11747. We also maintain offices located at 535 Centerville Road, Warwick, RI 02886, and data centers in New York, Massachusetts and North Carolina and Texas. Our corporate telephone number is (212) 564-4922. We believe our current offices and facilities are adequate for the near future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on OTC Markets under the symbol “DTST”. Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for period of time.

Quarterly ended	Low Price	High Price
March 31, 2018	$0.09	$0.10
June 30, 2018	$0.11	$0.16
September 30, 2018	$0.16	$0.17
December 31, 2018	$0.14	$0.16
March 29, 2019	$0.17	$0.17
June 28, 2019	$0.17	$0.18
September 30, 2019	$0.10	$0.12
December 31, 2019	$0.11	$0.13

HOLDERS OF OUR COMMON STOCK

As of December 31, 2019, we had 40 shareholders of record of our common stock.

DIVIDEND POLICY

DSC has not declared or paid dividends on common stock since its formation, and do not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of DSC’s Board of Directors (the “Board of Directors” or the “Board”) and will depend on the then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. There are no contractual restrictions on our ability to declare or pay dividends. Preferred dividends are accrued quarterly. No Preferred dividends have been paid to date.

EQUITY COMPENSATION PLAN INFORMATION

See “Executive Compensation “2008 Equity Incentive Plan” and “2010 Incentive Award Plan” on page 43 for DSC’s equity compensation plan information.

During the past fiscal year, we issued stock options to several officers, directors and employees for the purchase of an aggregate amount 2,852,537 shares of common stock in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our plan of operation and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP and carrier type solutions. Over 23.8% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

Our mission is to protect our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC, supports the Company’s acquisition strategy. These acquisitions accelerated our strategy into cloud based managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

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

DSC is a 19-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; and eDiscovery; continuous data protection; data de- duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

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

RESULTS OF OPERATIONS

Year ended December 31, 2019 as compared to December 31, 2018

The reduction in Equipment and Software revenue in 2019 over 2018 is attributed to long term Company clients that refresh equipment based on a cycle and upgrade to new equipment. Software renewals and hardware maintenance continue to renew each year and are typically a constant revenue stream, unless the Company migrates these clients to our Infrastructure as a Service solution, IaaS. This marketing migration program from on-premise equipment to our IBM Power Infrastructure as a Service will impact the period revenue and profit, however gross profit margins are higher on IaaS services, and long-term contract value improves. Changes in Managed Services and Other categories carry higher margins and are supported by our technical staff and are labor based services. Profit margins on these Managed Services and our Other category services carry higher than our average margin. Managed Services and Other classes of solutions and services are primarily based on fulfilling client projects requirements and client help desk support. Many clients utilize multiple services and solutions from the Company. While equipment and software sales decreased, disaster recovery and infrastructure as a service increased by $820,977 under new long-term contracts to provide these services, increasing our Company contract value. The following chart details the changes in our operations for the years ended December 31, 2019 and 2018, respectively.

Revenue	For the Year
	Ended December 31,
	2019	2018	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$5,437,684	$4,616,707	$820,977	18%
Equipment and Software	1,784,658	3,221,704	(1,437,046)	(45)%
Managed Services	365,767	603,716	(237,949)	(39)%
Professional Fees	411,475	315,658	95,817	30%
Nexxis VoIP Services	484,024	129,617	354,407	273%
Total Revenue	$8,483,608	$8,887,402	$(403,794)	(5)%

Cost of Sales. For the year ended December 31, 2019, cost of sales was $4,746,031, a decrease of $681,959 or 13% compared to $5,427,990 for the year ended December 31, 2018. The decrease is attributable to the decrease in equipment and software cost.

Operating Expenses. For the year ended December 31, 2019, operating expenses were $3,531,053, an increase of $407,001, or 13%, as compared to $3,124,052 for the year ended December 31, 2018. The net increase is reflected in the chart below.

Operating Expenses	For the Year
	Ended December 31,
	2019	2018	$ Change	% Change
Increase in Salaries	$825,647	$702,697	$122,950	17%
Increase in Officer's Salaries	540,906	453,560	87,346	19%
Decrease in Professional Fees	309,036	465,187	(156,151)	(34)%
Increase in Software as a Service Expense	102,874	15,231	87,643	575%
Increase in Advertising Expenses	259,920	216,784	43,136	20%
Increase in Commissions Expense	890,867	740,803	150,064	20%
Increase in all Other Expenses	601,802	529,790	72,013	14%
Total Expenses	$3,531,053	$3,124,052	$407,001	13%

Salaries increased primarily due to hiring a consultant as an employee within the finance department causing a decrease in professional fees from the prior year and increase in salaries in the current year.

Officer's Salaries increased by $87,346 based on a change to senior management compensation as approved by the Board.

Software as a Service Expense (SaaS) increased by $87,643. This is attributed to the expanding data gathering so management can make more informed decisions. Some of these services were previously done by consultants and have contributed to the deceased in professional fees.

Advertising Expenses increased primarily due to additional marketing campaigns for Nexxis.

Professional fees decreased primarily due to the company hiring a consultant as an employee and relying less on consultants for accounting services.

Commissions related to employee and outside contractor (channel partner) primarily increased due to an increase in Nexxis’s sales.

All Other Expenses increased primarily due to the reduction of the allowance for doubtful accounts of $60,000 in 2018.

Other Income (Expense). Interest expense for the year ended December 31, 2019 increased $78,663 to $177,451 from $98,788 for the year ended December 31, 2018. The increase is a result of the Company purchasing new equipment under operating lease agreements. This equipment is located in our data centers.

Net Income (Loss). Net income for the year ended December 31, 2019 was $29,323, as compared to a net income of $236,671 for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business. In 2020, we intend to continue to work to increase our presence in the cloud and business continuity marketplace specializing in IBM Power i and disaster recovery / business continuity marketplace utilizing our technical expertise, software and our capacity in our data centers.

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

During the year ended December 31, 2019, DSC’s cash increased $97,771 to $326,561 from $228,790 December 31, 2018. Net cash of $799,666 was provided by DSC’s operating activities resulting primarily from depreciation expense of $896,697. Net cash of $661,540 was used in financing activities resulting from payments on capital lease obligations.

DSC’s working capital deficit was $2,571,583 at December 31, 2019, increasing by $369,352 from $2,202,231 at December 31, 2018. The increase is primarily attributable to an increase of dividend payable, line of credit, related party financing notes and operating leases in the amount of $624,000. The increase in short term liabilities was offset by an increase in cash and accounts receivable of $258,000.

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

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk- free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. DSC’s calculation of estimated volatility is based on historical stock prices of entities over a period equal to the expected life of the awards. DSC uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

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

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company adopted the standard effective January 1, 2019 and recognized operating lease liabilities of $319,236 with corresponding ROU assets of the same amount based on the present value of the remaining rental payments of our office locations.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The adoption of ASU 2011-11 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. We do not believe the updated guidance, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2019 and 2018, DSC had interest expense, net of interest income, of $177,201and $98,689 respectively. DSC believes that its results of operations are not materially affected by changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Data Storage Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Storage Corporation and Subsidiary (the Company) as of December 31 2019 and 2018, and the related consolidated statements of operations, stockholders’ (deficit),and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

April 14, 2020

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$326,561	$228,790
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2019 and 2018)	691,436	531,245
Prepaid expenses and other current assets	80,728	167,891
Total Current Assets	1,098,725	927,926

Property and Equipment:
Property and equipment	6,894,087	5,293,711
Less—Accumulated depreciation	(4,705,256)	(4,005,338)
Net Property and Equipment	2,188,831	1,288,373

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	324,267	—
Other assets	65,433	65,433
Intangible assets, net	649,934	846,713
Total Other Assets	4,055,334	3,927,846

Total Assets	$7,342,890	$6,144,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$906,716	$988,579
Dividend payable	970,997	846,685
Deferred revenue	432,942	435,406
Line of Credit	75,000	—
Finance leases payable related party	833,148	509,487
Operating lease liabilities short term	101,505	—
Note payable	350,000	350,000
Total Current Liabilities	3,670,308	3,130,157

Deferred Rental obligation	—	18,890
Operating lease liabilities long term	231,312	—
Finance leases payable related party, long term	1,713,122	1,218,703
Total Long Term Liabilities	1,944,434	1,237,593

Total Liabilities	5,614,742	4,367,750

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 128,439,418 and 128,139,418 shares issued and outstanding in 2019 and 2018, respectively	128,439	128,139
Additional paid in capital	17,456,431	17,409,989
Accumulated deficit	(15,790,076)	(15,735,624)
Total Data Storage Corp Stockholders' Equity	1,796,196	1,803,906
Non-controlling interest in consolidated subsidiary	(68,048)	(27,511)
Total Stockholder’s Equity	1,728,148	1,776,395
Total Liabilities and Stockholders' Equity	$7,342,890	$6,144,145

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2019	2018

Sales	$8,483,608	$8,887,402

Cost of sales	4,746,031	5,427,990

Gross Profit	3,737,577	3,459,412

Selling, general and administrative	3,531,053	3,124,052

Income from Operations	206,524	335,360

Other Income (Expense)
Interest income	250	99
Interest expense	(177,451)	(98,788)
Total Other Income (Expense)	(177,201)	(98,689)

Income before provision for income taxes	29,323	236,671

Provision for income taxes	—	—

Net Income	29,323	236,671

Non-controlling interest in consolidated subsidiary	40,537	23,122

Net Income attributable to Data Storage Corp	69,860	259,793

Preferred Stock Dividends	(124,312)	(113,012)

Net Income (Loss) Attributable to Common Stockholders	$(54,452)	$146,781

Earning (Loss) per Share – Basic	$0.00	$0.00
Earning (Loss) per Share – Diluted	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,156,678	128,139,418
Weighted Average Number of Shares - Diluted	128,156,678	131,939,979

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$29,323	$236,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896,697	602,532
Stock based compensation	41,340	32,003
Changes in Assets and Liabilities:	—	—
Accounts receivable	(160,191)	(124,852)
Other assets	—	9,923
Prepaid expenses and other current assets	87,163	(47,674)
Employee loan	—	3,000
Right of use asset	(324,267)	—
Accounts payable and accrued expenses	(81,862)	(98,774)
Deferred revenue	(2,464)	(89,353)
Deferred rent	(18,890)	17,829
Operating lease liability	332,817	—
Net Cash Provided by Operating Activities	799,666	541,305
Cash Flows from Investing Activities:
Capital expenditures	(40,355)	(69,783)
Net Cash Used in Investing Activities	(40,355)	(69,783)
Cash Flows from Financing Activities:
Repayments of capital lease obligations	(741,940)	(347,871)
Cash received for the exercised of options	5,400	—
Advance from Credit Line	75,000	—
Net Cash Used in Financing Activities	(661,540)	(347,871)
Increase in Cash and Cash Equivalents	97,771	123,651
Cash and Cash Equivalents, Beginning of Year	228,790	105,139
Cash and Cash Equivalents, End of Year	$326,561	$228,790
Supplemental Disclosures:
Cash paid for interest	$177,451	$98,788
Cash paid for income taxes	$—	$5,604
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$124,312	$113,012
Assets acquired by finance lease	$1,560,021	$—

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, January 1, 2018	1,401,786	$1,402	128,139,418	$128,139	$17,377,986	$(15,924,376)	$(4,389)	$1,578,762

Stock-based Compensation	—	—	—	—	32,003	—	—	32,003
Net Income	—	—	—	—		259,793	(23,122)	236,671
Cum Adj Adoption of ASC606	—	—	—	—	—	41,971	—	41,971
Preferred Stock	—	—	—	—	—	(113,012)	—	(113,012)
Balance, December 31, 2018	1,401,786	1,402	128,139,418	128,139	17,409,989	(15,735,624)	(27,511)	1,776,395
Stock Options Issued as Compensation	—	—	—	—	15,342	—	—	15,342
Common Stock Issued as Compensation	—	—	200,000	200	25,800	—	—	26,000
Stock Options Exercise			100,000	100	5,300	—	—	5,400
Net Income	—	—	—	—	—	69,860	(40,537)	29,323
Preferred Stock	—	—	—	—	—	(124,312)	—	(124,312)

Balance, December 31, 2019	1,401,786	$1,402	128,439,418	$128,439	$17,456,431	$(15,790,076)	$(68,048)	$1,728,148

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern Analysis

Under ASU 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had a net income (loss) available to shareholders of $(54,452) and $146,781 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, DSC had cash of $326,561 and a working capital deficiency of $2,571,583. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern.

During the year ended December 31, 2019, the Company generated cash from operations of $799,666 with continued revenue growth of subscription solutions as well as improved gross profit margins. Further, the company has no capital expenditure commitments and the company’s offices have been consolidated and fully staffed and with sufficient room for growth.

If necessary, management also determined that it is probable that related party sources of debt financing and capitalized leases can be renegotiated based on management’s history of being able to raise and refinance debt through related parties.

As a result of the current favorable trends of improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern has been mitigated.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiary, Data Storage Corporation, a Delaware corporation, and (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corpoartion. All significant inter-company transactions and balances have been eliminated in consolidation.

Business combinations.

We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets, acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company adopted the standard effective January 1, 2019 and recognized operating lease liabilities of $319,236 with corresponding ROU assets of the same amount based on the present value of the remaining rental payments of our office locations.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The adoption of ASU 2011-11 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. We do not believe the updated guidance, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2019 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the year ended December 31, 2019, DSC had three customers with an accounts receivable balance representing 38% of total accounts receivable. For the year ended December 31, 2018, DSC had one customer with an accounts receivable balance representing 11% of total accounts receivable.

Accounts Receivable/Allowance for Doubtful Accounts

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations. Accounts receivables are typically due within 30 days. The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients are invoiced in advance for services as reflected in deferred revenue on the Company’s balance sheet.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2019 and 2018, the Company had a full valuation allowance against its deferred tax assets.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2019 and 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2018, 2017 and 2016 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition (in thousands of USD).

For the Year
Ended December 31, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,223,868	$213,816	$5,437,684
Equipment and Software	1,784,658	—	1,784,658
Managed Services	365,767	—	365,767
Professional Fees	411,475	—	411,475
Nexxis VoIP Services	484,024	—	484,024
Total Revenue	$8,269,792	$213,816	$8,483,608

For the Year
Ended December 31, 2018
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$4,530,722	$85,985	$4,616,707
Equipment and Software	3,221,704	—	3,221,704
Managed Services	603,716	—	603,716
Professional Fees	315,658	—	315,658
Nexxis VoIP Services	129,617	—	129,617
Total Revenue	$8,801,417	$85,985	$8,887,402

For the Year
Ended December 31,
Timing of revenue recognition	2019	2018
Products transferred at a point in time	$2,196,133	$3,537,362
Products and services transferred over time	6,287,475	5,350,040
Total Revenue	$8,483,608	$8,887,402

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

2)	Data Vaulting: subscription-based cloud backup solution that uses advanced data reduction technology to shorten restore time

3)	High Availability (“HA”): subscription-based service which offers cost-effective mirroring replication technology and provides one (1) hour or less recovery time

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

Payment terms

The terms of the contracts typical range from 12 to 36 months with auto-renew options. The Company invoices clients one month in advance for its services plus any overages or additional services provided.

Warranties

The Company offers guaranteed service levels and performance and service guarantees on some of its contracts. These warrantees are not sold separately and according to ASC 606-10-50-12(a) are accounted as “assurance warranties”.

Significant judgement

In the instances that contract have multiple performance obligation, the Company uses judgment to establish stand-alone price for each performance obligation separately. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation was calculated to determine the aggregate price for the individual services. Next the proportion of each individual service to the aggregate price was determined. That ratio was applied to the total contract price in order to allocate the transaction price to each performance obligation.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $259,920 and $216,784 for advertising costs for the years ended December 31, 2019 and 2018, respectively.

Stock Based Compensation

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

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk- free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. DSC’s calculation of estimated volatility is based on historical stock prices of these entities over a period equal to the expected life of the awards. DSC uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Net Income (Loss) Available to Common Shareholders	$(54,452)	$146,781

Weighted average number of common shares - basic	128,156,678	128,139,418
Dilutive securities
Options	—	3,667,227
Warrants	—	133,334
Weighted average number of common shares - diluted	128,156,678	131,939,979

Earnings (Loss) per share, basic	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	December 31,
	2019	2018
Options	8,425,824	2,098,292
Warrants	133,334	—
	8,559,158	2,098,292

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2019	2018
Storage equipment	$756,236	$756,236
Website and software	533,417	533,418
Furniture and fixtures	27,131	25,975
Leasehold improvements	16,846	13,104
Computer hardware and software	1,218,464	1,211,658
Data center equipment	4,341,993	2,753,320
	6,894,087	5,293,711
Less: Accumulated depreciation	4,705,256	4,005,338
Net property and equipment	$2,188,831	$1,288,373

Depreciation expense for the years ended December 31, 2019 and 2018 was $699,918 and $405,199, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2019
	Estimated life in years	Gross amount	Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5 - 15	897,274	897,274	—
ABC acquired contracts	5	310,000	196,334	113,666
SIAS acquired contracts	5	660,000	418,000	242,000
Non-compete agreements	4	272,147	272,147	-
Total intangible assets subject to amortization		2,139,421	1,783,755	355,666
Total Goodwill and Intangible Assets		$5,449,389	$1,783,755	$3,665,634

Scheduled amortization over the next two years as follows:

Years ending December 31,
2020	$194,000
2021	161,666
Total	$355,666

Amortization expense for the years ended December 31, 2019 and 2018 were $196,779 and $197,333 respectively.

Note 5 –Leases

Operating Leases

The Company currently has three leases for office space, with two offices located in Melville, NY, and one office in Warwick, RI.

The first lease for office space in Melville, NY, was assumed as part of the Company’s acquisition of ABC in 2016, and called for monthly payments of $8,382 and expiring August 31, 2019. Upon termination of the lease in August 2019, the Company entered into a new lease for a technology lab in a smaller space commencing on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

The Company leases rack space in New York, Massachusetts and North Carolina.  These leases are month to month and the monthly rent is approximately $25,000.

Subsequent to December 31, 2019, the Company entered into a new rack space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,905.

The lease for office space in Warwick, RI, calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and expired on January 31, 2019. The Company extended this lease until January 31, 2020. The annual base rent shall be $30,348 payable in equal monthly installments of $2,529.

Finance Lease Obligations – Related Party

On April 1, 2018, the Company entered into a lease agreement with Systems Trading Inc. (“Systems Trading”) to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is a four -year lease. The term of the lease ends April 16, 2022. Systems Trading is owned and operated by the Company’s President, Hal Schwartz.

On January 1, 2019, the Company entered into a lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five-year lease. The term of the lease ends December 31, 2023.

On April 1, 2019, the Company entered into two lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly payments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly payments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

On January 1, 2020, the Company entered into a new lease agreement with Systems Trading Inc. to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2023.

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$674,040
Interest on lease liabilities, included in interest expense	174,322
Operating lease:
Amortization of assets, included in total operating expense	69,428
Interest on lease liabilities, included in total operating expense	24,168
Total net lease cost	$941,958

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$324,267

Current operating lease liabilities	101,505
Noncurrent operating lease liabilities	231,312
Total operating lease liabilities	$332,817

December 31, 2019
Finance leases:
Property and equipment, at cost	$3,596,400
Accumulated amortization	(1,524,552)
Property and equipment, net	2,071,848

Current obligations of finance leases	$833,148
Finance leases, net of current obligations,	1,713,122
Total finance lease liabilities	$2,546,270

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$8,550
Financing cash flows related to finance leases	$741,940

Weighted average remaining lease term (in years):
Operating leases	8.12
Finance leases	2.71

Weighted average discount rate:
Operating leases	7.00%
Finance leases	6.00%

Long-term obligations under the operating and finance leases at December 31, 2019 mature as follows:

For the Year ending December 31,	Operating Leases	Finance Leases
2020	$101,505	$939,972
2021	104,549	939,972
2022	107,718	571,498
2023	64,284	355,104
2024	—	—
Total lease payments	378,055	2,806,546
Less: Amounts representing interest	(45,239)	(260,276)
Total lease obligations	332,817	2,546,270
Less: Current	(101,505)	(833,148)
	$231,312	$1,713,122

As of December 31, 2019, we had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the twelve months ended December 31, 2019 and 2018 was $228,881 and $251,814, respectively.

Note 6 - Commitments and Contingencies

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2019, and 2018 the balance was $75,000 and $0 respectively.

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

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

During the year ended December 31, 2019, the Company issued to its Chief Technology Officer 200,000 shares of common stock as compensation with a total value of $26,000.

Common Stock Options

2008 Equity Incentive Plan

In October 2008, the Company adopted, the Euro Trend, Inc. 2008 Equity Incentive Plan (the “2008 Plan). Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board of Directors. Awards may be granted pursuant to the 2008 Plan for 10 years from the effective date of the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board of Directors. From time to time, we may issue awards pursuant to the 2008 Plan.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2017” table below, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 369,839 options outstanding under the 2008 Plan as of December 31, 2019.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) with 2,000,000 shares of common stock available for issuance under the terms of the 2010 Plan. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name of the 2010 Plan to the “Amended and Restated Data Storage Corporation Incentive Award Plan” (the “Plan”). On September 25, 2013, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 5,000,000 shares of common stock available for issuance under the terms of the Plan. On June 20, 2017, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 8,000,000 shares of common stock available for issuance under the terms of the Plan. On July 1, 2019, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 10,000,000 shares of common stock available for issuance under the terms of the Plan The Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement. There are 8,055,985 options outstanding under the Plan as of December 31, 2019.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

There are 1,944,015 shares available for future grants under the plans.

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at January 1, 2018	5,052,148	$0.02 – 0.85	$0.28
Options Granted	1,022,004	0.35 – 0.65	0.37
Expired/Cancelled	(308,633)	0.02 – 0.14	0.27
Options Outstanding at December 31, 2018	5,765,519	$0.02 – 0.65	$0.26
Options Granted	2,852,537	0.05	0.05
Exercised	(100,000)	0.05	0.05
Expire/Cancelled	(92,232)	0.05	0.05
Options Outstanding at December 31, 2019	8,425,824	$0.05 – 0.65	$0.17

Options Exercisable at December 31, 2019	4,599,199	$0.05 – 0.65	$0.21

Share-based compensation expense for options totaling $15,340 and $32,003 was recognized in our results for the year ended December 31, 2019 and 2018, respectively based on awards vested.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options.

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

As of December 31, 2019, there was $378,360 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2019 are set forth in the table below.

	2019	2018
Weighted average fair value of options granted	$0.05	$0.05
Risk-free interest rate	1.79%	2.86%
Volatility	225%	85%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price
Warrants Outstanding at January 1, 2018	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2018	133,334	$0.01	$0.01
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2019	133,334	$0.01	$0.01
Warrants Exercisable at December 31, 2019	133,334	$0.01	$0.01

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at December 31, 2019 and 2018 were $970,997 and $846,685, respectively.

Note 9 - Income Taxes

Due to losses, the Company did not have current income tax expense.

The components of deferred taxes are as follows:

Deferred Tax Assets:

	2019	2018

Net operating loss carry-forward	$1,419,000	$1,369,024

Less: valuation allowance	(1,419,000)	(1,369,024)

Net deferred tax asset	$—	$—

The Company had federal and state net operating tax loss carry-forwards of $5,128,000 and $4,670,000, respectively as of December 31, 2019. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2019 and 2018, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is entirely due to the net operating loss carry forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2019 and 2018.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2019	2018
Expected income tax benefit (loss) at statutory rate of 21%	$22,000	$44,303
State and local tax benefit, net of federal	7,500	14,979
Change in valuation account	(29,500)	(59,282)
Income tax expense (benefit)	$—	$—

Note 10 - Litigation

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

Note 11 – Related Party Transactions

Finance Lease Obligations – Related Party

During the years ended December 31, 2019 and 2018 the Company entered into three different related party finance lease obligations. See Note 5 for details.

Nexxis Capital

Charles Piluso and Harold Schwartz collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company received funds of $12,794 during the year-ended December 31, 2019.

Note 12 - Subsequent Events

On February 7, 2020, options were exercised to obtain 100,000 shares of common stock. These options were exercised at $0.054.

On February 10, 2020, Harold Schwartz resigned as Treasurer of the Company and Charles M. Piluso was appointed as the Company’s Treasurer. In addition, on February 10, 2020, Thomas Kempster resigned as Secretary of the Company and was appointed as Executive Vice President of the Company, and Wendy Schmittzeh was appointed as the Company’s Secretary.

There is no understanding or arrangement between Mrs. Schmittzeh and any other person pursuant to which she was appointed as Secretary. Mrs. Schmittzeh does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Since January 1, 2019, Mrs. Schmittzeh has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

Wendy Schmittzeh is a veteran management professional with over 30 years of corporate experience. From 2011 through the present, Mrs. Schmittzeh has served as Manager of Administration for the Company. While serving in her management role, Ms. Schmittzeh has been instrumental in numerous operational aspects of the Company’s business, including mergers and acquisitions transactions, accounting, corporate administration, office management, human resources, corporate office relocations, facilities management and high-level executive support. Ms. Schmittzeh received an Associate’s Degree in Secretarial Arts from Katharine Gibbs College in 1991. Ms. Schmittzeh currently serves as a Vestry member at St. Ann’s Episcopal Church, and has held several board positions on the Suffolk County Bicycle Riders Association.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has determined that as of December 31, 2019, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2019, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future, DSC intends on adding financial staff resources to our accounting and finance department.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors as of the December 31, 2019. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	66	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Harold J. Schwartz	53	Director, Treasurer, President
Thomas C. Kempster	51	Director, Corporate Secretary, President of Technical Operations
John Argen	64	Director
Joseph B. Hoffman	61	Director
Lawrence A. Maglione Jr.	57	Director
Cliff Stein	61	Director
John Coghlan	63	Director
Matthew Grover	51	Director
Todd Correll	52	Director

Charles M. Piluso, President. Mr. Piluso is DSC’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Prior to founding DSC in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities-based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company’s Chairman and President from 1997 to 2000. Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. ITC participated in a consolidation strategy that went public in 1997 for 800 million dollars. Mr. Piluso holds a bachelor’s degree, a Master of Arts in Political Science and Public Administration and a Masters of Business Administration all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, served on the Board of Trustees of Molloy College. Mr. Piluso served on the Board of Governors at St. John’s University from 2001 to 2016 and Governor Emeritus; and, is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

Harold J. Schwartz. Mr. Schwartz is DSC’s President and Treasurer and serves as a Director. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he was responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading, Inc., a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

Thomas C. Kempster. Mr. Kempster is DSC’s President of Technical Operations and Secretary and serves as a Director. Prior to DCS’s acquisition of ABC, Mr. Kempster founded and developed ABC into one of New York’s oldest and most trusted solutions providers specializing in IBM power environments since 1994. As President, Tom was the company’s visionary and is responsible for developing strategic partnerships with many industry leaders such as IBM, Microsoft, and VMware to build a successful solution-driven business. ABC Services, with the help of its strategic partnerships works with organizations across the United States and continues to expand its reach. Tom began his career in 1985 as a computer technician at Systems Configuration Services (SCS) where he was trained on IBM System 3x hardware and software operating systems. In 1989, he was hired by Diversified Data Corp. as their general manager to assist in building a Technical Division to support IBM-specific sales. Tom spearheaded the service division into a successful and profitable entity within 36 months. He then joined CAC Leasing where his business development experiences further inspired his vision to form ABC Services.

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

Todd A. Correll. Mr. Correll has served as a financial and operations executive consultant and board member for SACo, a leading online retail operation, from 2017 through the present, which has grown from a pre-revenue startup operation in 2017 start to generate $50 million in annual revenue.  From 2001 through 2017, Mr. Correll founded and served as CEO of Broadsmart Florida, Inc. (“Broadsmart”), a facility-based VoIP carrier.  Under Mr. Correll’s leadership as its CEO, Broadsmart grew from a local phone company to a nationwide carrier delivering IP based dial tone, broadband and ancillary services from small to large companies in every U.S. state, including establishing a strategic business relationship with IBM which allowed Broadsmart to migrate one of the country’s largest auto supply chains with over 4,000 locations and more than 28,000 phone lines to the Broadsmart platform.  Broadsmart was acquired by Magic Jack in 2016, and Mr. Correll continued to serve as its CEO until 2017. Mr. Correll received a bachelor’s degree in Business from Syracuse University. Mr. Correll holds a private pilot's license as well as a USCG Captains license.

Matt Grover. Mr. Grover is Executive Vice President of Business Services at Altice USA (NYSE: ATUS), which is one of the largest broadband communications and video services providers in the United States, delivering broadband, pay television, mobile, proprietary content and advertising services to approximately 4.9 million residential and business customers across 21 states through its Optimum and Suddenlink brands. The company operates a4, an advanced advertising and data business, which provides audience-based, multiscreen advertising solutions to local, regional and national businesses and advertising clients. Altice USA also offers hyper-local, national, international and business news through its News 12, Cheddar and i24NEWS networks. Mr. Grover began his 19-year Altice USA career in 2001 when he joined Altice USA’s Lightpath division as Director of Sales Planning. Since then, he has held various positions with increasing responsibilities. In 2010 Mr. Grover assumed the position of Vice President and General Manager of Optimum West Commercial Services, overseeing sales and sales operations in the Rocky Mountain States of Montana, Wyoming, Colorado, and Utah, until it was sold to Charter Communications in August 2013. From 2013 to 2018, he was Senior Vice President of Commercial Sales, Product, and Marketing. And in early 2019, he was promoted to EVP of Business Services. Prior to joining Altice USA, Mr. Grover held various management positions over the course of nearly ten years, including Vice President of Sales at North American Telecom, Global Account Manager at AT&T in Los Angeles, CA, and District Sales Manager at AT&T in New York, NY. He serves as an Advisory Board Member of Data Storage Corporation and is a member of the Board of Trustees at Molloy College in Rockville Centre, NY. Mr. Grover attained his BA in Economics from Stony Brook University and earned his MBA from the University of Southern California.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

During the fiscal year ended December 31, 2019, the Company had an audit committee consisting of non-executive directors. The audit committee members include: John Coghlan, Cliff Stein, Thomas Kempster and Harold Schwartz. Although the Board of Directors does have an audit committee comprised of independent directors, the audit committee does not have an audit committee financial expert at this time. DSC believes that the financial experience and combined skill set of the members of our audit committee are sophisticated enough for performance of the duties of the audit committee financial expert. In addition, DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. However, DSC does intend to search for a qualified individual to fill the role of the audit committee financial expert.

Family Relationships

One part-time employee, reporting to our controller, is the wife of the President of Technical Operations and there is no direct report relationship.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal year ended December 31, 2019, in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO).

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Charles M. Piluso, Chief Executive Officer, and Chairman of the Board	2019	$66,000	—	—	$—	—	—	$66,000

Harold Schwartz - President	2019	$66,000	—	—	$—	—	—	$66,000

Tom Kempster – President of Operations	2019	$118,917	—	—	$—	—	—	$118,917

(1)	The amounts shown in these columns represent the aggregate grant date fair value of common stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 27 for a discussion of the assumptions made in the valuation of stock and option awards.

Employment Agreements

The Company has an employment agreement in place with John Camello, President of Nexxis Inc.

2008 Equity Incentive Plan

In October 2008, the Company adopted, the Euro Trend, Inc. 2008 Equity Incentive Plan (the “2008 Plan). Under the 2008 Plan, we may grant options (including incentive stock options) to purchase our common stock or restricted stock awards to our employees, consultants or non-employee directors. The 2008 Plan is administered by the Board of Directors. Awards may be granted pursuant to the 2008 Plan for 10 years from the effective date of the 2008 Plan. Any grant under the 2008 Plan may be repriced, replaced or regranted at the discretion of the Board of Directors. From time to time, we may issue awards pursuant to the 2008 Plan.

The material terms of options granted under the 2008 Plan (all of which have been nonqualified stock options) are consistent with the terms described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End December 31, 2017” table below, including five-year graded vesting schedules and exercise prices equal to the fair market value of our common stock on the date of grant. Stock grants made under the 2008 Plan have not been subject to vesting requirements. The 2008 Plan was terminated with respect to the issuance of new awards as of February 3, 2013. There are 369,839 options outstanding under the 2008 Plan as of December 31, 2018.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) with 2,000,000 shares of common stock available for issuance under the terms of the 2010 Plan. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name of the 2010 Plan to the “Amended and Restated Data Storage Corporation Incentive Award Plan” (the “Plan”). On September 25, 2013, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 5,000,000 shares of common stock available for issuance under the terms of the Plan. On June 20, 2017, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 8,000,000 shares of common stock available for issuance under the terms of the Plan. On July 1, 2019, by written consent in lieu of a meeting by the stockholders owning a majority of the outstanding shares of Common Stock of the Company and by unanimous written consent of the Board of Directors in lieu of a meeting, the Plan was amended and restated to reserve 10,000,000 shares of common stock available for issuance under the terms of the Plan The Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which are restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement. There are 8,055,985 options outstanding under the Plan as of December 31, 2019.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Outstanding Equity Awards at Fiscal Year-End December 31, 2019
	Option Awards
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2)	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso
(4)	12/15/2009	250,000	0	0.360	12/14/2020
(5)	12/31/2009	13,888	0	0.360	12/30/2020
(5)	12/16/2010	14,286	0	0.360	12/15/2020
(3)	6/18/2012	548,780	0	0.394	6/17/2022
(3)	6/18/2012	357,143	0	0.394	6/17/2022
(5)	12/11/2012	33,333	0	0.150	12/10/2022
(5)	12/13/2013	33,333	0	0.150	12/12/2023
(5)	12/22/2015	66,666	0	0.350	12/21/2025
(5)	12/14/2017	44,444	22,222	0.050	12/14/2027
(5)	12/11/2019	0	100,000	0.060	12/10/2023

Harold J. Schwartz
(6)	11/3/2011	1,490	0	0.850	11/2/2021
(6)	6/18/2012	2,538	0	0.394	6/17/2022
(6)	12/11/2012	16,666	0	0.150	12/10/2022
(6)	12/13/2013	16,666	0	0.150	12/12/2023
(5)	12/22/2015	33,333	0	0.350	12/21/2025
(5)	12/14/2017	44,444	22,222	0.050	12/13/2027
(5)	12/11/2019	0	100,000	0.060	12/10/2023

Thomas C. Kempster
(5)	12/14/2017	44,444	22,222	0.050	12/13/207
(5)	12/11/2019	0	100,000	0.060	12/10/2023

(1)	Vested options under the Plan.

(2)	Unvested options under the Plan.

(3)	On March 23, 2011 (the “Stock Grant Date”), Mr. Piluso was issued a stock grant of 571,429 shares of common stock at $0.35 per share (the “Stock Grant”). Mr. Piluso received the Stock Grant in lieu of his annual compensation for 2010. The Stock Grant was fully vested on the Stock Grant Date. The Stock Grant was issued to Mr. Piluso pursuant to the 2008 Plan. The Stock Grant was fully vested on the Stock Grant Date. On June 18, 2012, the Stock Grant issuance was rescinded and replaced with a stock option to acquire 548,780 shares of common stock at an exercise price of $0.39 per share. In addition, on June 18, 2012, Mr. Piluso received a stock option to acquire 357,143 shares of common stock at an exercise price of $0.39 per share.

(4)	On December 15, 2009 (the “Option Issuance Date”), Mr. Piluso was issued a stock option to acquire 250,000 shares of common stock at an exercise price of $0.36 per share (the “Stock Option”). The Stock Option was issued to Mr. Piluso in lieu of his annual compensation for 2009. The Stock Option was fully vested on the Option Issuance Date and has an expiration date of December 14, 2019. These options were extended for one year based on the resolution from the December 11, 2019 board meeting. The Stock Options was issued to Mr. Piluso pursuant to the 2008 Plan.

(5)	The stock options were issued in consideration for services provided as a member of the Board of Directors.

(6)	The stock options were issued in consideration for services provided as a member of the Board of Advisors.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors paid by the Company during the fiscal year ended December 31, 2019.

Director Name	Fees earned or paid in cash	Stock awards	Option awards (1)(2)		Non-equity incentive plan	Non-qualified deferred	All other compensation	Total
Charles M. Piluso	—	—	$13,000	(3)	—	—	—	$13,000
Harold Schwartz	—	—	$13,000	(4)	—	—	—	$13,000
Tom Kempster	—	—	$13,000	(5)	—	—	—	$13,000
Lawrence Maglione	—	—	$13,000	(6)	—	—	—	$13,000
John F. Coghlan	—	—	$13,000	(7)	—	—	—	$13,000
John Argen	—	—	$13,000	(8)	—	—	—	$13,000
Joseph B. Hoffman	—	—	$13,000	(9)	—	—	—	$13,000
Clifford Stein	—	—	$13,000	(10)	—	—	—	$13,000
Matthew Grover	—	—	$3,250	(11)	—	—	—	$3,250
Todd Correll	—	—	$3,250	(12)	—	—	—	$3,250

(1)	The stock options were issued in consideration for services provided as a member of the Board of Directors.

(2)	The amounts shown in these columns represent the aggregate grant date fair value of common stock and option awards computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Based Compensation” on page 14 for a discussion of the assumptions made in the valuation of stock and option awards.

(3)

On December 11, 2019 Mr. Piluso was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(4)	On December 11, 2019 Mr. Schwartz was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(5)	On December 11, 2019 Mr. Kempster was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(6)	On December 11, 2019 Mr. Maglione was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(7)	On December 11, 2019 Mr. Coghlan was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(8)	On December 11, 2019 Mr. Argen was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(9)	On December 11, 2019 Mr. Hoffman was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(10)	On December 11, 2019 Mr. Stein was issued stock option to acquire 100,000 shares of common stock at an exercise price of $0.054. 33,333 of the options will vest on December 11, 2020; 33,333 of the options will vest on December 11, 2021 and the remaining 33,334 will vest on December 11, 2022.

(11)	On December 11, 2019 Mr. Grover was issued stock option to acquire 25,000 shares of common stock at an exercise price of $0.054. 8,333 of the options will vest on December 11, 2020; 8,333 of the options will vest on December 11, 2021 and the remaining 8,334 will vest on December 11, 2022.

(12)	On December 11, 2019 Mr. Correll was issued stock option to acquire 25,000 shares of common stock at an exercise price of $0.054. 8,333 of the options will vest on December 11, 2020; 8,333 of the options will vest on December 11, 2021 and the remaining 8,334 will vest on December 11, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two share-based equity compensation plans, the 2008 Equity Incentive Plan (the”2008 Plan”) and the Amended and Restated Data Storage Corporation Incentive Award Plan (the “Plan”). Descriptions of these plans are presented above.

As of the end of 2019 we had the following securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,425,824	(1)	$0.17	1,944,015

Total	8,425,824		$0.17	1,944,015

(1)	As of the end of fiscal year 2019, we had 8,425,824 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2008 Plan and the 2010 Plan. As of end of fiscal year, 2019, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2020, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner (1)(2)	Number of Shares	Percent of Class (3)

Charles M. Piluso (4) (15)	35,855,487	28.41%
John Coghlan (7) (15)	6,262,495	4.87%
Harold J. Schwartz (6) (15)	32,572,327	25.37%
Cliff Stein (5) (15)	11,027,219	8.58%
Thomas C. Kempster (11) (15) (12)	32,391,634	25.26%
Lawrence Maglione, Jr. (8) (15)	361,344	*
John Argen (9) (15)	328,172	*
Joseph Hoffman (10) (15)	328,172	*
Matthew Grover (13) (15)	—	*
Todd Correll (14) (15)	—	*

All Executive Officers and Directors as a group (14)	120,126,851	92.49%

______________

* Less than 1%

(1)	The address for each person is 48 South Service Road, Melville, New York 11747.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of . Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)	Based upon 128,3139,418 shares of common stock issued and outstanding as of April 1, 2020 and options that can be acquired within 60 days of April 1, 2020. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(4)	Includes (i) 13,625,634 shares of common stock held individually, (ii) 3,269,863 shares of common stock held by Piluso Family Associates, (iii) 9,204,614 shares of common stock held by The Bella Vita 2012 Trusts, (iv) 9,204,614 shares of common stock held by The Lasata 2012 Trusts, (v) options to acquire 1,484,095 shares of common stock and (vi) a common stock purchase warrant exercisable for 66,667 shares of common stock. Mr. Piluso is the co-manager and has shared voting control over the shares of common stock of the Company held by Piluso Family Associates, LLC. Mr. Piluso and his wife are the trustees of the trusts.

(5)	Includes (i) 10,717,301 shares of common stock and (ii) 309,918 shares of common stock issuable upon exercise of stock options.

(6)	Includes (i) 32,334,968 shares of common stock and (ii) 237,359 shares of common stock issuable upon exercise of stock options.

(7)	Includes (i) 5,862,330 shares of common stock held individually, (ii) options to acquire 333,499 shares of common stock and (iii) a common stock purchase warrant exercisable for 66,667 shares of common stock.

(8)	Includes (i) 33,172 shares of common stock held individually and (ii) options to acquire 328,172 shares of common stock.

(9)	Includes options to acquire 328,172 shares of common stock.

(10)	Includes options to acquire 228,172 shares of common stock.

(11)	Includes (i) 32,334,968 shares of common stock and (ii) 166,666 shares of common stock issuable upon exercise of stock options.

(12)	Mr. Kempster made open market sales of an aggregate of 20,000 shares of common stock between January and February 2019.

(13)	Includes options to acquire 25,000 shares of common stock.

(14)	Includes options to acquire 25,000 shares of common stock.

(15)	Officer and/or director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2019 each of Messrs. Argen, Hoffman, Coghlan, Stein, Correll and Grover were independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

DSC's fiscal years ended December 31, 2019 and 2018 was billed approximately $70,500 and $69,500 for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

For audit related services for the years ended December 31, 2019 and 2018 will be billed approximately $0 and $0 respectively.

Tax Fees

For DSC’s fiscal years ended December 31, 2019 and 2018, it was billed approximately $7,500 and $7,500 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

DSC incurred other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2019 and 2018 and will be billed approximately $0 and $0.

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

Dated April 14, 2020

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer, Chief	April 14, 2020
Charles M. Piluso	Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ John Argen	Director	April 14, 2020
John Argen
/s/ Joseph B. Hoffman	Director	April 14, 2020
Joseph B. Hoffman
/s/ Lawrence A. Maglione Jr.	Director	April 14 2020
Lawrence A. Maglione Jr.
/s/ John Coghlan	Director	April 14, 2020
John Coghlan
/s/ Cliff Stein	Director	April 14, 2020
Cliff Stein

/s/ Harold J. Schwartz	Director	April 14, 2020
Harold J. Schwartz

/s/ Thomas C. Kempster	Director	April 14, 2020
Thomas C. Kempster

