Form 10-Q
period 2020-03-31
Data Storage Corp
filed 2020-05-20
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 19, 2020, was 128,539,418

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$328,182	$326,561
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2020 and 2019)	836,957	691,436
Prepaid expenses and other current assets	110,385	80,728
Total Current Assets	1,275,524	1,098,725

Property and Equipment:
Property and equipment	7,287,064	6,894,087
Less—Accumulated depreciation	(4,898,414)	(4,705,256)
Net Property and Equipment	2,388,650	2,188,831

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	304,200	324,267
Other assets	65,433	65,433
Intangible assets, net	601,435	649,934
Total Other Assets	3,986,768	4,055,334

Total Assets	$7,650,942	$7,342,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,030,607	$906,716
Dividend payable	1,005,183	970,997
Deferred revenue	546,843	432,942
Line of credit	24	75,000
Finance leases payable related party	1,004,149	833,148
Operating lease liabilities short term	102,251	101,505
Note payable	350,000	350,000
Total Current Liabilities	4,039,057	3,670,308

Operating lease liabilities long term	211,373	231,312
Finance leases payable related party, long term	1,708,575	1,713,122
Total Long Term Liabilities	1,919,948	1,944,434

Total Liabilities	5,959,005	5,614,742

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 128,539,418 and 128,439,418 shares issued and outstanding in 2020 and 2019, respectively	128,539	128,439
Additional paid in capital	17,494,779	17,456,431
Accumulated deficit	(15,858,672)	(15,790,076)
Total Data Storage Corp Stockholders' Equity	1,766,048	1,796,196
Non-controlling interest in consolidated subsidiary	(74,111)	(68,048)
Total Stockholder’s Equity	1,691,937	1,728,148
Total Liabilities and Stockholders' Equity	$7,650,942	$7,342,890

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Sales	$2,098,710	$2,001,281

Cost of sales	1,216,117	1,076,543

Gross Profit	882,593	924,738

Selling, general and administrative	876,626	822,868

Income from Operations	5,967	101,870

Other Income (Expense)
Interest income	20	87
Interest expense	(46,460)	(49,419)
Total Other Income (Expense)	(46,440)	(49,332)

Income (Loss) before provision for income taxes	(40,473)	52,538

Provision for income taxes	—	—

Net Income (Loss)	(40,473)	52,538

Non-controlling interest in consolidated subsidiary	6,063	10,323

Net Income (Loss) attributable to Data Storage Corp	(34,410)	62,861

Preferred Stock Dividends	(34,186)	(31,078)

Net Income (Loss) Attributable to Common Stockholders	$(68,596)	$31,783

Earning (Loss) per Share – Basic	$0.00	$0.00
Earning (Loss) per Share – Diluted	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,486,085	128,139,418
Weighted Average Number of Shares - Diluted	128,486,085	131,939,979

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395

Stock-based compensation	—	—	—	—	2,175	—	—	2,175

Net Income	—	—	—	—	—	62,861	(10,323)	52,538

Preferred Stock	—	—	—	—	—	(31,078)	—	(31,078)

Balance March 31, 2019	1,401,786	$1,401,786	128,139,418	$128,139	$17,412,164	$(15,703,841)	$(37,834)	1,800,030

Balance January 1, 2020	1,401,786	1,402	128,439,418	128,439	17,456,431	(15,790,076)	(68,048)	1,728,148

Stock Options Issued as Compensation	—	—	—	—	33,048	—	—	33,048

Stock Options Exercise	—	—	100,000	100	5,300	—	—	5,400

Net Loss	—	—	—	—	—	(34,410)	(6,063)	(40,473)

Preferred Stock	—	—	—	—	—	(34,186)	—	(34,186)

Balance, March 31, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,494,779	$(15,858,672)	$(74,111)	$1,691,937

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(40,473)	$52,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,658	224,806
Stock based compensation	33,048	2,175
Changes in Assets and Liabilities:
Accounts receivable	(145,521)	49,257
Prepaid expenses and other current assets	(29,657)	87,626
Right of use asset	20,067	(340,522)
Accounts payable and accrued expenses	123,890	(172,651)
Deferred revenue	113,901	(3,016)
Operating lease liability	(19,193)	327,552
Net Cash Provided by Operating Activities	297,720	227,765

Cash Flows from Investing Activities:
Capital expenditures	(56,812)	(17,570)
Net Cash Used in Investing Activities	(56,812)	(17,570)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(169,711)	(183,590)
Cash received for the exercised of options	5,400	—
Repayment of line of credit	(74,976)	—
Net Cash Used in Financing Activities	(239,287)	(183,590)

Increase in Cash and Cash Equivalents	1,621	26,605

Cash and Cash Equivalents, Beginning of Period	326,561	228,790

Cash and Cash Equivalents, End of Period	$328,182	$255,395

Supplemental Disclosures:
Cash paid for interest	$177,451	$50,621
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$34,186	$31,078
Assets acquired by finance lease	$336,165	$1,502,844

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts, Texas and, North Carolina.

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

As reflected in the Condensed Consolidated Financial statements, the Company had a net income (loss) available to shareholders of $(68,596) and $31,783 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, DSC had cash of $328,182 and a working capital deficiency of $2,763,533. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern.

During the three months ended March 31, 2020, the Company provided cash from operations of $297,720 with continued revenue growth of subscription solutions. Further, the Company has no capital expenditure commitments and the company’s offices have been consolidated and fully staffed and with sufficient room for growth.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiary, Data Storage Corporation, a Delaware corporation, and (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. We do not believe the updated guidance, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-153 did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its Condensed Consolidated Financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

For the three months ended March 31, 2020, DSC had two customers with an accounts receivable balance representing 30% of total accounts receivable. For the three months ended March 31, 2019, DSC had two customers with an accounts receivable balance representing 38% of total accounts receivable.

For the three months ended March 31, 2020 the company had one client that accounted for 14% of revenue. For the three months ended March 31, 2019 the Company had two clients that accounted for 21% of revenue.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition (in thousands of USD).

For the Three Months
Ended March 31, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,359,921	$33,799	$1,393,720
Equipment and Software	328,733	—	328,733
Managed Services	220,475	—	220,475
Nexxis VoIP Services	153,197	—	153,197
Other	2,585	—	2,585
Total Revenue	$2,064,911	$33,799	$2,098,710

For the Three Months
Ended March 31, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,236,447	$30,600	$1,267,047
Equipment and Software	428,511	—	428,511
Managed Services	213,925	—	213,925
Nexxis VoIP Services	90,703	—	90,703
Other	1,095	—	1,095
Total Revenue	$1,970,681	$30,600	$2,001,281

For the Three Months
Ended March 31,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$328,733	$428,511
Products and services transferred over time	1,769,977	1,572,770
Total Revenue	$2,098,710	$2,001,281

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $65,380 and $33,963 for advertising costs for the three months ended March 31, 2020 and 2019, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019

Net Income (Loss) Available to Common Shareholders	$(68,596)	$31,783

Weighted average number of common shares - basic	128,486,085	128,139,418
Dilutive securities
Options	-	3,667,227
Warrants	-	133,334
Weighted average number of common shares - diluted	128,486,085	131,939,979

Earnings (Loss) per share, basic	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	March 31,
	2020	2019
Options	8,325,824	2,098,292
Warrants	133,334	-
	8,459,158	2,098,292

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2020	2019
Storage equipment	$756,236	$756,236
Website and software	533,417	533,417
Furniture and fixtures	27,131	27,131
Leasehold improvements	16,846	16,846
Computer hardware and software	1,218,464	1,218,464
Data center equipment	4,734,970	4,341,993
	7,287,064	6,894,087
Less: Accumulated depreciation	(4,898,414)	(4,705,256)
Net property and equipment	$2,388,650	$2,188,831

Depreciation expense for the three months ended March 31, 2020 and 2019 was $193,158 and $175,472, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2020
	Estimated life	Gross amount	Accumulated	Net
	in years		Amortization
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5-15	897,274	897,274	-
ABC acquired contracts	5	310,000	211,833	98,167
SIAS acquired contracts	5	660,000	451,000	209,000
Non-compete agreements	4	272,147	272,147	-
Total intangible assets subject to amortization		2,139,421	1,832,254	307,167
Total Goodwill and Intangible Assets		$5,449,389	$1,832,254	$3,617,135

Scheduled amortization over the next two years as follows:

Twelve months ending March 31,
2020	$194,000
2021	113,167
Total	$307,167

Amortization expense for the years ended March 31, 2020 and 2019 were $48,500 and $49,334 respectively.

Note 5 –Leases

Operating Leases

The Company currently has three leases for office space, with two offices located in Melville, NY, and one office in Warwick, RI.

A lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

The Company entered into a lease agreement for a technology lab in Melville, NY that commenced on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

The lease for office space in Warwick, RI, calls for monthly payments of $2,324 which commenced February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease expired on January 31, 2019. The Company extended this lease until January 31, 2021. The annual base rent shall be $31,176 payable in equal monthly installments of $2,598.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2020
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$24,905
Interest on lease liabilities, included in interest expense	5,713
Operating lease:
Amortization of assets, included in total operating expense	223,845
Interest on lease liabilities, included in total operating expense	42,381
Total net lease cost	$296,844

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$304,200

Current operating lease liabilities	102,251
Noncurrent operating lease liabilities	211,373
Total operating lease liabilities	$313,624

March 31, 2020
Finance leases:
Property and equipment, at cost	$3,596,400
Accumulated amortization	(1,549,457)
Property and equipment, net	2,046,943

Current obligations of finance leases	$1,004,149
Finance leases, net of current obligations,	1,708,575
Total finance lease liabilities	$2,712,724

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$19,193
Financing cash flows related to finance leases	$169,711

Weighted average remaining lease term (in years):
Operating leases	2.22
Finance leases	2.17

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at March 31, 2020 mature as follows:

For the Twelve Months Ended March 31,	Operating Leases	Finance Leases
2021	$102,251	888,652
2022	105,319	1,066,382
2023	108,535	674,434
2024	37,046	355,104
2025	-	-
Total lease payments	353,151	2,984,572
Less: Amounts representing interest	(39,527)	(271,848)
Total lease obligations	313,624	2,712,724
Less: Current	(102,251)	(1,004,149)
	$211,373	1,708,575

As of March 31, 2020, we had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2020 and 2019 was $24,905 and $42,337, respectively.

Note 6 - Commitments and Contingencies

COVID 19 Disclosure

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

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of March 31, 2020 and December 31, 2019 the balance was $24 and $75,000 respectively.

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

During the three months ended March 31, 2020, the Company received cash of $5,400 from the exercise of 100,000 options.

Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at December 31, 2019	8,425,824	$0.05 – 0.65	$0.17
Options Granted	250,000	0.13	0.13
Exercised	(100,000)	0.54	0.54
Expire/Cancelled	(250,000)	0.36	0.36
Options Outstanding at March 31, 2020	8,325,824	$0.05 – 0.65	$0.20

Options Exercisable at March 31, 2020	4,441,433	$0.05 – 0.65	$0.20

Share-based compensation expense for options totaling $33,048 was recognized in our results for the three months ended March 31, 2020 based on awards vested.

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

As of March 31, 2020, there was $377,797 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$0.13
Risk-free interest rate	0.83%
Volatility	223%
Expected life (years)	10
Dividend yield	0.00%

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at March 31, 2020 were $1,005,183.

Note 9 - Litigation

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

Note 10 – Related Party Transactions

Finance Lease Obligations – Related Party

During the three months ended March 31, 2020 the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso and Harold Schwartz collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company did not receive any funds from Nexxis Capital during the three months ended March 31, 2020 and 2019.

Note 11 - Subsequent Events

On April 2, 2020 the Company entered into a new lease agreement with Arrow Capital Solutions, Inc. to lease equipment. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $5,008. The lease carries an interest rate of 6% and is a three-year lease.

On May 14, 2020, the Company was granted a loan from Signature bank, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 5, 2020.  Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP and carrier type solutions. Approximately 16% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020 as compared to March 31, 2019

Total Revenue For the three months ended March 31, 2020 increase by $97,429. The increase is primarily attributed to three existing customers which increased their services for Infrastructure & Disaster Recovery/Cloud Service. Additionally, the Nexxis division increased its customer base which generated additional revenue. This was offset by a decrease in equipment and software for the quarter.

Revenue	For the Three Months
	Ended March 31,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,393,720	$1,267,047	$126,673	10%
Equipment and Software	328,733	428,511	(99,778)	(23)%
Managed Services	220,475	213,925	6,550	3%
Nexxis VoIP Services	153,197	90,703	62,494	69%
Other	2,585	1,095	1,490	136%
Total Revenue	$2,098,710	$2,001,281	$97,429	5%

Cost of Sales. For the three months ended March 31, 2020, cost of sales was $1,216,117, an increase of $139,574 or 13% compared to $1,076,543 for the three months ended March 31, 2019. The increase is primarily attributable to expenses associated with the data centers for infrastructure and disaster recovery cloud services.

Operating Expenses. For the three months ended March 31, 2020, operating expenses were $876,626, an increase of $53,758, or 7%, as compared to $822,868 for the three months ended March 31, 2019. The net increase is reflected in the chart below.

Operating Expenses	For the Three Months
	Ended March 31,
	2020	2019	$ Change	% Change
Increase in Salaries	$442,732	$366,071	$76,661	21%
Decrease in Professional Fees	46,342	76,117	(29,775)	(39)%
Increase in Software as a Service Expense	34,768	1,995	32,773	1,643%
Increase in Advertising Expenses	65,380	33,963	31,417	93%
Decrease in Commissions Expense	185,868	186,971	(1,103)	(1)%
Decrease in T&E	9,784	24,265	(14,481)	(60)%
Decrease in all other Expenses	91,752	133,486	(41,74)	(31)%
Total Expenses	$876,626	$822,868	$53,758	7%

Salaries increased by $76,661 due to increases in administrative and finance salaries with an addition of two full-time employees. The company also awarded a stock based compensation of options valued at $33,050 to a current employee

Software as a Service Expense (SaaS) increased by $32,773. This is attributed to the expanding data gathering so management can make more informed decisions.

Advertising Expenses increased primarily due to additional marketing campaigns for both Data Storage Corporation and their subsidiary Nexxis.

Professional fees decreased primarily due to the company hiring a consultant as an employee and relying less on consultants for accounting services.

All Other Expenses decreased primarily due to the reduction of training expenses in the amount of approximately $12,700, rent expense in the amount of approximately $7,400 due to the company downsizing in office space, bad debt recovery of about approximately $10,000 and office supplies in the amount of approximately $4,700.

Other Income (Expense). Interest income (expense) for the three months ended March 31, 2020 increased $2,892 to $46,440 from $49,332 for the three months ended March 31, 2019.

Net Income (Loss). Net loss for the three months ended March 31, 2020 was $40,473, as compared to a net income of $52,538 for the three months ended March 31, 2019.

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

During the three months ended March 31, 2020, DSC’s cash increased $1,621 to $328,182 from $326,561 March 31, 2019. Net cash of $ 297,720 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $56,812 was used in investing activities resulting from payments on capital expenditures. Net cash of $239,287 was used in financing activities resulting primarily from payments on capital lease obligations.

DSC’s working capital deficit was $2,763,533 at March 31, 2020, increasing by $191,950 from $2,571,583 at December 31, 2019. The increase is primarily attributable to an increase of accounts payable, dividend payable and, related party financing notes in the amount of $329,078. The increase in short term liabilities was offset by an increase in accounts receivable and prepaid expenses of $175,178.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2020 and 2019, the Company had interest expense of $46,460 and $49,419 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of March 31, 2020, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended March 31, 2020.

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
Date: May 20, 2020
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

