Form 10-Q
period 2020-06-30
Data Storage Corp
filed 2020-08-17
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2020, was 128,539,418

DATA STORAGE CORPORATION

FORM 10-Q

i

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$616,242	$326,561
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2020 and 2019)	619,367	691,436
Prepaid expenses and other current assets	189,893	80,728
Total Current Assets	1,425,502	1,098,725

Property and Equipment:
Property and equipment	7,621,018	6,894,087
Less—Accumulated depreciation	(5,102,723)	(4,705,256)
Net Property and Equipment	2,518,295	2,188,831

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	283,794	324,267
Other assets	49,308	65,433
Intangible assets, net	552,935	649,934
Total Other Assets	3,901,737	4,055,334

Total Assets	$7,845,534	$7,342,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$851,188	$906,716
Dividend payable	1,040,224	970,997
Deferred revenue	489,459	432,942
Line of credit	24	75,000
Finance leases payable	101,422	-
Finance leases payable related party	1,017,142	833,148
Operating lease liabilities short term	103,012	101,505
Note payable	214,212	350,000
Total Current Liabilities	3,816,683	3,670,308

Note payable long term	267,765	-
Operating lease liabilities long term	190,637	231,312
Finance leases payable, long term	221,382	-
Finance leases payable related party, long term	1,467,574	1,713,122
Total Long Term Liabilities	2,147,358	1,944,434

Total Liabilities	5,964,041	5,614,742

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 128,539,418 and 128,439,418 shares issued and outstanding in 2019 and 2018, respectively	128,539	128,439
Additional paid in capital	17,536,117	17,456,431
Accumulated deficit	(15,702,967)	(15,790,076)
Total Data Storage Corp Stockholders’ Equity	1,963,091	1,796,196
Non-controlling interest in consolidated subsidiary	(81,598)	(68,048)
Total Stockholder’s Equity	1,881,493	1,728,148
Total Liabilities and Stockholders’ Equity	$7,845,534	$7,342,890

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$2,005,625	$2,033,628	$4,104,335	$4,034,909

Cost of sales	1,140,421	1,101,609	2,356,538	2,178,152

Gross Profit	865,204	932,019	1,747,797	1,856,757

Selling, general and administrative	988,266	859,823	1,864,892	1,682,691

Income (loss) from Operations	(123,062)	72,196	(117,095)	174,066

Other Income (Expense)
Interest income	-	370	20	457
Interest expense	(43,679)	(45,921)	(90,139)	(96,542)
Gain on contingent liability	350,000	-	350,000	-
Other Expense	-	10,400	-	11,602
Total Other Income (Expense)	306,321	(35,151)	259,881	(84,483)

Income (loss) before provision for income taxes	183,259	37,045	142,786	89,583

Provision for income taxes	-	-	-	-

Net Income	183,259	37,045	142,786	89,583

Non-controlling interest in consolidated subsidiary	7,487	11,266	13,550	21,589

Net Income attributable to Data Storage Corp	190,746	48,311	156,336	111,172

Preferred Stock Dividends	(35,041)	(31,078)	(69,227)	(62,156)

Net Income (Loss) Attributable to Common Stockholders	$155,705	$17,233	$87,109	$49,016

Earning (Loss) per Share – Basic	$0.00	$0.00	$0.00	$0.00
Earning (Loss) per Share – Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,539,418	128,139,418	128,512,899	128,139,418
Weighted Average Number of Shares - Diluted	134,303,569	131,939,979	134,277,050	131,939,979

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance April 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,412,164	$(15,703,841)	$(37,834)	$1,800,030
Stock-based compensation	-	-	-	-	2,175	-	-	2,175
Net Income (Loss)	-	-	-	-	-	48,311	(11,266)	37,045
Preferred Stock	-	-	-	-	-	(31,078)	-	(31,078)
Balance, June 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172

Balance April 1, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,494,779	$(15,858,672)	$(74,111)	$1,691,937
Stock-based compensation	-	-	-	-	41,338	-	-	41,338
Net Income (Loss)	-	-	-	-	-	190,746	(7,487)	183,259
Preferred Stock	-	-	-	-	-	(35,041)	-	(35,041)
Balance, June 30, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,536,117	$(15,702,967)	$(81,598)	$1,881,493

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2019 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395
Stock-based compensation	-	-	-	-	4,350	-	-	4,350
Net Income (Loss)	-	-	-	-	-	111,172	(21,589)	89,583
Preferred Stock	-	-	-	-	-	(62,156)	-	(62,156)
Balance, June 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172

Balance January 1, 2020	1,401,786	$1,402	128,439,418	$128,439	$17,456,431	$(15,790,076)	$(68,048)	$1,728,148
Stock-based compensation	-	-	-	-	74,386	-	-	74,386
Stock Options Exercise	-	-	100,000	100	5,300	-	-	5,400
Net Income (Loss)	-	-	-	-	-	156,336	(13,550)	142,786
Preferred Stock	-	-	-	-	-	(69,227)	-	(69,227)
Balance, June 30, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,536,117	$(15,702,967)	$(81,598)	$1,881,493

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$142,786	$89,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,467	452,136
Stock-based compensation	74,386	4,350
Gain on contingent liability	(350,000)	—
Changes in Assets and Liabilities:
Accounts receivable	72,069	(10,848)
Other assets	16,125	(321)
Prepaid expenses and other current assets	(71,168)	27,230
Right of use asset	40,473	(323,531)
Accounts payable and accrued expenses	(55,529)	(199,877)
Deferred revenue	56,517	(33,239)
Deferred rent	—	(18,890)
Operating lease liability	(39,168)	330,415
Net Cash Provided by Operating Activities	380,958	317,008
Cash Flows from Investing Activities:
Capital expenditures	(101,850)	(33,354)
Net Cash Used in Investing Activities	(101,850)	(33,354)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	481,977	—
Repayments of capital lease obligations related party	(397,719)	(320,432)
Repayments of capital lease obligations	(4,109)	—
Cash received for the exercised of options	5,400	—
Repayment of line of credit	(74,976)	—
Net Cash Provided by (Used) in Financing Activities	10,573	(320,432)

Increase in Cash and Cash Equivalents	289,681	(36,778)

Cash and Cash Equivalents, Beginning of Period	326,561	228,790

Cash and Cash Equivalents, End of Period	$616,242	$192,012
Supplemental Disclosures:
Cash paid for interest	$77,095	$91,119
Cash paid for income taxes	—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$69,227	$62,156
Assets acquired by finance lease	$663,078	$1,560,021

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts, Texas and North Carolina.

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

As reflected in the Condensed Consolidated Financial statements, the Company had a net income available to shareholders of $87,109 and $49,016 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, DSC had cash of $616,242 and a working capital deficiency of $2,391,181. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern.

During the six months ended June 30, 2020, the Company provided cash from operations of $380,958 with continued revenue growth of subscription solutions. Further, the Company has no capital expenditure commitments and the Company’s offices have been consolidated and fully staffed and with sufficient room for growth.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net income or net cash used in operating activities.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The new guidance, is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-153 did not have a material impact on its condensed consolidated financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of June 30, 2020, DSC had two customers with an accounts receivable balance representing 31% of total accounts receivable. One of the clients is a Valued Added Reseller (VAR) with multiple clients under the DSC VAR partnership. As of December 31, 2019, DSC had three customers with an accounts receivable balance representing 38% of total accounts receivable.

During the six months ended June 30, 2020 the Company had the above-mentioned Value-Added Reseller with multiple clients accounting for 14% of revenue. During the six months ended June 30, 2019 that specific VAR had accounted for 15% of revenue.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (”2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended June 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,340,437	$42,433	$1,382,870
Equipment and Software	247,187	—	247,187
Managed Services	219,392	—	219,392
Nexxis VoIP Services	153,887	—	153,887
Other	2,289	—	2,289
Total Revenue	$1,963,192	$42,433	$2,005,625

For the Three Months
Ended June 30, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,301,451	$55,620	$1,357,071
Equipment and Software	348,741	—	348,741
Managed Services	213,116	—	213,116
Nexxis VoIP Services	113,705	—	113,705
Other	995	—	995
Total Revenue	$1,978,008	$55,620	$2,033,628

For the Three Months
Ended June 30,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$247,187	$348,741
Products and services transferred over time	1,758,438	1,684,887
Total Revenue	$2,005,625	$2,033,628

For the Six Months
Ended June 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,689,558	$87,032	$2,776,590
Equipment and Software	575,928	—	575,928
Managed Services	439,867	—	439,867
Nexxis VoIP Services	307,084	—	307,084
Other	4,866	—	4,866
Total Revenue	$4,017,303	$87,032	$4,104,335

For the Six Months
Ended June 30, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,537,898	$86,220	$2,624,118
Equipment and Software	777,252	—	777,252
Managed Services	427,041	—	427,041
Nexxis VoIP Services	204,408	—	204,408
Other	2,090	—	2,090
Total Revenue	$3,948,689	$86,220	$4,034,909

For the Six Months
Ended June 30,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$575,928	$777,252
Products and services transferred over time	3,528,407	3,257,657
Total Revenue	$4,104,335	$4,034,909

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $137,931 and $118,607 for advertising costs for the six months ended June 30, 2020 and 2019, respectively.

Stock-Based Compensation

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income (Loss) Available to Common Shareholders	$155,705	17,233	$87,109	$49,016

Weighted average number of common shares - basic	128,539,418	128,139,418	128,512,899	128,139,418
Dilutive securities
Options	5,630,817	3,667,227	5,630,817	3,667,227
Warrants	133,334	133,334	133,334	133,334
Weighted average number of common shares - diluted	134,303,569	131,939,979	134,277,050	131,939,979

Earnings (Loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Options	2,795,007	2,006,059	2,795,007	2,006,059
Warrants	—	—	—	—
	2,795,007	2,006,059	2,795,007	2,006,059

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2020	2019
Storage equipment	$756,236	$756,236
Website and software	533,417	533,417
Furniture and fixtures	27,131	27,131
Leasehold improvements	20,983	16,846
Computer hardware and software	1,223,505	1,218,464
Data center equipment	5,059,746	4,341,993
	7,621,018	6,894,087
Less: Accumulated depreciation	(5,102,723)	(4,705,256)
Net property and equipment	$2,518,295	$2,188,831

Depreciation expense for the six months ended June 30, 2020 and 2019 was $397,467 and $353,469, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated	June 30, 2020
	life in years	Gross amount	Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5-15	897,274	897,274	-
ABC acquired contracts	5	310,000	227,333	82,667
SIAS acquired contracts	5	660,000	484,000	176,000
Non-compete agreements	4	272,147	272,147	-
Total intangible assets subject to amortization		2,139,421	1,880,754	258,667
Total Goodwill and Intangible Assets		$5,449,389	$1,880,754	$3,568,635

Scheduled amortization over the next two years as follows:

Twelve months ending June 30,
2021	$194,000
2022	64,667
Total	$258,667

Amortization expense for the years ended June 30, 2020 and 2019 were $97,000 and $98,667 respectively.

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

The Company entered into a lease agreement for a technology lab in Melville, NY, that commenced on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

The lease for office space in Warwick, RI, was extended until January 31, 2021. The annual base rent shall be $31,176 payable in equal monthly installments of $2,598.

The Company leases rack space in New York, New Jersey, Massachusetts, Texas and North Carolina.  These leases are month to month and the monthly rent is approximately $25,000.

 Finance Lease Obligations

On June 1, 2020, the Company entered into a new lease agreement with Arrow Capital Solutions, Inc. to lease equipment. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $5,008. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 1, 2023.

On June 29, 2020, the Company entered into a new lease agreement with Arrow Capital Solutions, Inc. to lease equipment. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $5,050. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 29, 2023.

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

The components of lease expense were as follows:

Six Months Ended June 30, 2020
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$401,829
Interest on lease liabilities, included in interest expense	77,095
Operating lease:
Amortization of assets, included in total operating expense	50,254
Interest on lease liabilities, included in total operating expense	11,086
Total net lease cost	$540,264

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$283,794

Current operating lease liabilities	103,012
Noncurrent operating lease liabilities	190,637
Total operating lease liabilities	$293,649

June 30, 2020
Finance leases:
Property and equipment, at cost	$4,221,481
Accumulated amortization	(1,869,134)
Property and equipment, net	2,352,347

Current obligations of finance leases	$1,118,564
Finance leases, net of current obligations,	1,688,956
Total finance lease liabilities	$2,807,520

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$39,168
Financing cash flows related to finance leases	$401,828

Weighted average remaining lease term (in years):
Operating leases	1.97
Finance leases	2.50

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at June 30, 2020 mature as follows:

For the Twelve Months Ended June 30,	Operating Leases	Finance Leases
2021	$103,012	1,274,868
2022	106,102	1,087,567
2023	109,365	530,376
2024	9,397	177,552
2025	-	-
Total lease payments	327,876	3,070,363
Less: Amounts representing interest	(34,227)	(262,843)
Total lease obligations	293,649	2,807,520
Less: Current	(103,012)	(1,118,564)
	$190,637	1,688,956

As of June 30, 2020, we had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the six months ended June 30, 2020 and 2019 was $79,510 and $124,824, respectively.

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

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of June 30, 2020 and December 31, 2019 the balance was $24 and $75,000 respectively.

Note 7 – Long Term Debt

Note Payable

In connection with the Company’s October 2012 acquisition of certain assets (the “ML Assets”) of Message Logic, Inc. (“Message Logic”), the Company maintains ownership of the ML Assets subject to a security interest in the ML Assets held by a third party banking institution (the “Bank”) in connection with a secured loan made by the Bank to Message Logic in June 2012 in the amount of $350,000 (the “ML Loan”). The Bank filed a UCC-1 Financing Statement with the Secretary of State of Delaware perfecting its interest in the ML Assets (the “UCC-1 Filing”). On September 5, 2014, the Company entered into an agreement with Message Logic and the Bank pursuant to which the Company paid to the Bank the outstanding interest amount due on the ML Loan over seven months at $3,910 per month. In addition, the Company agreed to continue to make monthly interest-only payments to the Bank at $1,553 per month. The Company assumed these liabilities as part of its option to pay off the ML Loan, terminate the UCC-1 Filing and own the ML Assets free of all liens and encumbrances. The Company stopped making interest-only payments on October 25, 2018. During the six months ended June 30, 2020, the Company made a strategic decision to cease utilizing the ML Assets in its operations and advised the Bank of such information. In connection with this and as a result, the Company recorded a gain on contingent liability in the amount of $350,000 on the condensed consolidated statements of operations.

On April 30, 2020, the Company was granted a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 5, 2020.  Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

During the six months ended June 30, 2020, the Company received cash of $5,400 from the exercise of 100,000 options.

Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at December 31, 2019	8,425,824	$0.05 – 0.65	$0.17
Options Granted	350,000	0.13	0.13
Exercised	(100,000)	0.54	0.54
Expire/Cancelled	(250,000)	0.36	0.36
Options Outstanding at June 30, 2020	8,425,824	$0.05 – 0.65	$0.13

Options Exercisable at June 30, 2020	4,441,433	$0.05 – 0.65	$0.20

Share-based compensation expense for options totaling $74,388 was recognized in our results for the six months ended June 30, 2020 based on awards vested.

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

As of June 30, 2020, there was $346,620 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$0.13
Risk-free interest rate	0.66% - 0.83%
Volatility	221% - 223%
Expected life (years)	10
Dividend yield	0.00%

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at June 30, 2020 and December 31, 2020 were $1,040,224 and $970,997 respectively.

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

Note 10 – Related Party Transactions

Finance Lease Obligations – Related Party

During the six months ended June 30, 2020, the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso and Harold Schwartz collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company did not receive any funds from Nexxis Capital during the six months ended June 30, 2020 and 2019.

Note 11 - Subsequent Events

On August 1, 2020, the Company entered into a new lease agreement with Arrow Capital Solutions, Inc. to lease equipment under a finance lease. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $4,524. The lease carries an interest rate of 6% and is a three-year lease.

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

In some cases, you can identify forward-looking statements by terminology such as ‘will’, ‘should’, ‘could’, ‘expects’, ‘plans’, ‘intends’, ‘anticipates’, ‘believes’, ‘estimates’, ‘predicts’, ‘potential’, or ‘continue’, or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP and carrier type solutions. Approximately 16% of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

In the first half of 2020 the Company added new distributors, additional management focused on building sales and marketing distribution, as well as a new data center in Dallas. As we move into the second half of 2020 the Company has pending installations of over $56,000 in new monthly recurring billing set for the second half of 2020, referred to as booked contract executed sales orders. Eight new distributors were added since March 2020. A Press Releases indicated our move in cyber security space with our ezSecurity solution. For equipment and software sales, unfortunately, several of our large long-term clients have only submitted a portion of a planned expansion and upgrades on their on-premise requirements. We anticipate as the Covid 19 resolves, these remaining outstanding proposals will hopefully result sales. Further, we have seen an uptick in our IBM Power systems Infrastructure as a Service (IaaS) and Disaster Recovery (DR) solution proposals. This IaaS and DR trend will hopefully continue. We believe of the estimated 80,000 USA IBM Power servers in finance, retail, healthcare, government and distribution will continue to move forward toward migration to the cloud for these special systems DSC does not compete with AWS, Google or Microsoft in the IBM Power cloud segment and the Company has carved a niche as one of the few leaders providing this service.

As always and for the past two decades, our mission is to protect our client’s data, ensuring business continuity, assisting in their compliance requirements and providing better control over their digital information. The Company’s October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), and its acquisition of the remaining 50% of the assets of Secure Infrastructure and Services LLC, supports the Company’s acquisition strategy. These acquisitions accelerated our strategy into cloud based managed services, expanded cyber security solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

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

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts, Texas and North Carolina.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2020 as compared to June 30, 2019

Total Revenue For the three months ended June 30, 2020 decrease by $28,003. The decrease is primarily attributed to equipment and software sales, which was offset by an increase in services for Infrastructure & Disaster Recovery/Cloud Service and Nexxis VoIP Services.

Revenue	For the Three Months
	Ended June 30,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,382,870	$1,357,071	$25,799	2%
Equipment and Software	247,187	348,741	(101,554)	(29)%
Managed Services	219,392	213,116	6,276	3%
Nexxis VoIP Services	153,887	113,705	40,182	35%
Other	2,289	995	1,294	130%
Total Revenue	$2,005,625	$2,033,628	$(28,003)	(1)%

Cost of Sales. For the three months ended June 30, 2020, cost of sales was $1,140,421, an increase of $38,812 or 4% compared to $1,101,609 for the three months ended June 30, 2019. The increase is primarily attributable to additional expenses associated with the data centers for infrastructure and disaster recovery cloud services as well as additional data and VoIP services related to the Nexxis division.

Operating Expenses. For the three months ended June 30, 2020, operating expenses were $988,266, an increase of $128,443, or 15%, as compared to $859,823 for the three months ended June 30, 2019. The net increase is reflected in the chart below.

Operating Expenses	For the Three Months
	Ended June 30,
	2020	2019	$ Change	% Change
Increase in Salaries	$287,562	$183,074	$104,488	57%
Increase in Officer’s Salaries	213,920	172,077	41,843	24%
Decrease in Professional Fees	37,201	55,693	(18,492)	(33)%
Increase in Software as a Service Expense	33,370	30,346	3,024	10%
Decrease in Advertising Expenses	72,551	84,644	(12,093)	(14)%
Increase in Commissions Expense	243,080	179,646	63,434	35%
Decrease in all other Expenses	100,582	154,343	(53,761)	(35)%
Total Expenses	$988,266	$859,823	$128,443	15%

Salaries increased by $104,488 due to a new position in the sales as well as increases in salaries to the current staff. The Company also awarded a stock-based compensation of options valued at $41,338 to current employee.

Officer’s salaries increased by $41,843 for a required increase due to senior management.

Professional fees decreased by a onetime retainer paid to an investment banking firm in 2019.

Advertising Expenses decreased primarily due to a change in vendors and new marketing strategies.

All Other Expenses decreased primarily due to the reduction of travel of $27,124 and costs associated with the employees working from home due to the pandemic. In addition, the office space in Melville, New York was reduced at a saving of $12,000 and a reduction in the insurance expense of $7,603.

Other Income (Expense) for the three months ended June 30, 2020 increased $341,472 to $306,321 from $(35,151) for the three months ended June 30, 2019. The increase is attributed to the gain on contingent liability in the amount of $350,000 during the three months ended June 30, 2020.

Net Income. Net income for the three months ended June 30, 2020 was $183,259, as compared to a net income of $37,045 for the three months ended June 30, 2019.

Six months ended June 30, 2020 as compared to June 30, 2019

Total Revenue For the six months ended June 30, 2020 increase by $69,426. The increase is primarily attributed to three existing customers which increased their services for Infrastructure & Disaster Recovery/Cloud Service. Additionally, the Nexxis division increased its customer base which generated additional revenue. This was offset by a decrease in equipment and software for the quarter.

Revenue	For the Six Months
	Ended June 30,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,776,590	$2,624,118	$152,473	6%
Equipment and Software	575,928	777,252	(201,324)	(26)%
Managed Services	439,867	427,041	12,826	3%
Nexxis VoIP Services	307,084	204,408	102,676	50%
Other	4,866	2,090	2,776	133%
Total Revenue	$4,104,335	$4,034,909	$69,426	2%

Cost of Sales. For the six months ended June 30, 2020, cost of sales was $2,356,538, an increase of $178,386 or 8% compared to $2,178,152 for the six months ended June 30, 2019. The increase is primarily attributable to expenses associated with the data centers for infrastructure and disaster recovery cloud services as well as additional expense related to the Nexxis division.

Operating Expenses. For the six months ended June 30, 2020, operating expenses were $1,864,892, an increase of $182,201, or 11%, as compared to $1,682,691 for the six months ended June 30, 2019. The net increase is reflected in the chart below.

Operating Expenses	For the Six Months
	Ended June 30,
	2020	2019	$ Change	% Change
Increase in Salaries	$528,165	$354,801	$173,364	49%
Increase in Officer’s Salaries	416,050	394,919	21,131	5%
Decrease in Professional Fees	83,543	99,482	(15,939)	(16)%
Increase in Software as a Service Expense	68,138	65,301	2,837	4%
Increase in Advertising Expenses	137,931	118,607	19,324	16%
Increase in Commissions Expense	428,948	338120	90,828	27%
Decrease in all other Expenses	202,117	311,461	(109,344)	(35)%
Total Expenses	$1,864,892	$1,682,691	$182,201	11%

Salaries increased by $173,364 due to a new position in the sales department, increase in salaries to the current staff and, the Company awarding stock-based compensation of options valued at $74,388 to a current employees

Officer’s salaries increased by $21,131 by a required increase paid to senior management.

Professional fees decreased primarily due to the Company hiring a consultant as an employee and relying less on consultants for accounting services.

Advertising Expenses increased primarily due to additional marketing campaigns for both Data Storage Corporation and their subsidiary Nexxis.

Commission expense vary due to different contractual agreements with both the partners and employees.

All Other Expenses decreased primarily due to the reduction of travel of $41,700 and costs associated with the employees working from home due to the pandemic. In addition, the office space in Melville, New York was reduced at a saving of $19,000, a reduction in training expense of $13,000, and bad debt recovery of about approximately $10,000.

Other Income (Expense) for the six months ended June 30, 2020 increased $344,364 to $259,881 from $(84,483) for the six months ended June 30, 2019. The increase is attributed to the gain on contingent liability in the amount of $350,000 during the three months ended June 30, 2020.

Net Income (Loss). Net income for the six months ended June 30, 2020 was $142,786, as compared to a net income of $89,583 for the six months ended June 30, 2019.

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

During the six months ended June 30, 2020, DSC’s cash increased $289,681 to $616,242 from $326,561 December 31, 2019. Net cash of $380,958 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $101,850 was used in investing activities resulting from payments on capital expenditures. Net cash of $10,573 was provided by financing activities resulting primarily from issuance of note payable. This was offset by payments on capital lease obligations.

DSC’s working capital deficit was $2,391,181 at June 30, 2020, decreasing by $180,402 from $2,571,583 at December 31, 2019. The decrease is primarily attributable to an increase in cash and prepaid expense along with a decrease of accounts payable and notes payable. This was offset by an increase in dividend payable, deferred revenue, and finance lease obligations.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2020 and 2019, the Company had interest expense of $90,139 and $96,542 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of June 30, 2020, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries, officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2020.

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
Date: August 17, 2020
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)