Form 10-Q
period 2020-09-30
Data Storage Corp
filed 2020-11-17
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 16, 2020, was 128,539,418

DATA STORAGE CORPORATION

FORM 10-Q

i

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$604,763	$326,561
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2020 and 2019)	933,111	691,436
Prepaid expenses and other current assets	206,214	80,728
Total Current Assets	1,744,088	1,098,725

Property and Equipment:
Property and equipment	7,829,148	6,894,087
Less—Accumulated depreciation	(5,313,999)	(4,705,256)
Net Property and Equipment	2,515,149	2,188,831

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	263,034	324,267
Other assets	49,308	65,433
Intangible assets, net	504,435	649,934
Total Other Assets	3,832,477	4,055,334

Total Assets	$8,091,714	$7,342,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,187,649	$906,716
Dividend payable	1,076,874	970,997
Deferred revenue	494,629	432,942
Line of credit	24	75,000
Finance leases payable	161,144	—
Finance leases payable related party	978,683	833,148
Operating lease liabilities short term	103,780	101,505
Note payable	294,541	350,000
Total Current Liabilities	4,297,324	3,670,308

Note payable long term	187,436	—
Operating lease liabilities long term	168,390	231,312
Finance leases payable, long term	286,633	—
Finance leases payable related party, long term	1,222,982	1,713,122
Total Long Term Liabilities	1,865,441	1,944,434

Total Liabilities	6,162,765	5,614,742

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 128,539,418 and 128,439,418 shares issued and outstanding in 2020 and 2019, respectively	128,539	128,439
Additional paid in capital	17,578,288	17,456,431
Accumulated deficit	(15,693,399)	(15,790,076)
Total Data Storage Corp Stockholders’ Equity	2,014,830	1,796,196
Non-controlling interest in consolidated subsidiary	(85,881)	(68,048)
Total Stockholder’s Equity	1,928,949	1,728,148
Total Liabilities and Stockholders’ Equity	$8,091,714	$7,342,890

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$2,723,532	$2,013,662	$6,827,867	$6,046,531

Cost of sales	1,621,008	1,232,633	3,977,546	3,410,835

Gross Profit	1,102,524	781,029	2,850,321	2,635,696

Selling, general and administrative	1,017,863	884,650	2,882,755	2,565,252

Income (loss) from Operations	84,661	(103,621)	(32,434)	70,444

Other Income (Expense)
Interest income	1	—	21	220
Interest expense	(42,727)	(41,120)	(132,866)	(137,425)
Gain on contingent liability	—	—	350,000	—
Other income	—	11,453	—	23,054
Total Other Income (Expense)	(42,726)	(29,667)	217,155	(114,151)

Income (loss) before provision for income taxes	41,935	(133,288)	184,721	(43,707)

Provision for income taxes	—	—	—	—

Net Income	41,935	(133,288)	184,721	(43,707)

Non-controlling interest in consolidated subsidiary	4,283	11,693	17,833	33,282

Net Income attributable to Data Storage Corp	46,218	(121,595)	202,554	(10,425)

Preferred Stock Dividends	(36,650)	(31,078)	(105,877)	(93,234)

Net Income (Loss) Attributable to Common Stockholders	$9,568	$(152,683)	$96,677	$(103,659)

Earning (Loss) per Share – Basic	$0.00	$0.00	$0.00	$0.00
Earning (Loss) per Share – Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,539,418	128,139,418	128,512,836	128,139,418
Weighted Average Number of Shares - Diluted	135,339,979	128,139,418	134,635,987	128,139,418

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance July 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,414,339	$(15,686,608)	$(49,100)	$1,808,172
Stock-based compensation	—	—	—	—	2,175	—	—	2,175
Net Income (Loss)	—	—	—	—	—	(121,597)	(11,693)	(133,290)
Preferred Stock	—	—	—	—	—	(31,078)	—	(31,078)
Balance, September 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,416,514	$(15,839,283)	$(60,793)	$1,645,979

Balance July 1, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,536,117	$(15,702,967)	$(81,598)	$1,881,493
Stock-based compensation	—	—	—	—	42,171	—	—	42,171
Net Income (Loss)	—	—	—	—	—	46,218	(4,283)	41,935
Preferred Stock	—	—	—	—	—	(36,650)	—	(36,650)
Balance, September 30, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,578,288	$(15,693,399)	$(85,881)	$1,928,949

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395
Stock-based compensation	—	—	—	—	6,525	—	—	6,525
Net Income (Loss)	—	—	—	—	—	(10,425)	(33,282)	(43,707)
Preferred Stock	—	—	—	—	—	(93,234)	—	(93,324)
Balance, September 30, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,416,514	$(15,839,283)	$(60,793)	$1,645,979

Balance January 1, 2020	1,401,786	$1,402	128,439,418	$128,439	$17,456,431	$(15,790,076)	$(68,048)	$1,728,148
Stock-based compensation	—	—	—	—	116,557	—	—	116,557
Stock Options Exercise	—	—	100,000	100	5,300	—	—	5,400
Net Income (Loss)	—	—	—	—	—	202,554	(17,833)	184,721
Preferred Stock	—	—	—	—	—	(105,877)	—	(105,877)
Balance, September 30, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,578,288	$(15,693,399)	$(85,881)	$1,928,949

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$184,721	$(43,707)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	754,243	678,927
Stock-based compensation	116,557	6,525
Gain on contingent liability	(350,000)	—
Changes in Assets and Liabilities:
Accounts receivable	(241,675)	2,248
Other assets	16,125	—
Prepaid expenses and other current assets	(98,874)	76,116
Right of use asset	61,233	(344,716)
Accounts payable and accrued expenses	252,717	(137,683)
Deferred revenue	61,687	63,260
Deferred rent	—	(18,890)
Operating lease liability	(60,647)	352,348
Net Cash Provided by Operating Activities	696,087	634,428
Cash Flows from Investing Activities:
Capital expenditures	(164,796)	(33,354)
Net Cash Used in Investing Activities	(164,796)	(33,354)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	481,977	—
Repayments of finance lease obligations related party	(641,170)	(546,182)
Repayments of finance lease obligations	(24,320)	—
Cash received for the exercised of options	5,400	—
Repayment of line of credit	(74,976)	—
Net Cash Used in Financing Activities	(253,089)	(546,182)

Increase in Cash and Cash Equivalents	278,202	54,892

Cash and Cash Equivalents, Beginning of Period	326,561	228,790

Cash and Cash Equivalents, End of Period	$604,763	$283,682
Supplemental Disclosures:
Cash paid for interest	$124,297	$137,425
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$105,877	$93,234
Assets acquired by finance lease	$808,261	$1,560,021

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

As reflected in the Condensed Consolidated Financial statements, the Company had a net income available to shareholders of $96,677 and ($103,659) for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, DSC had cash of $604,763 and a working capital deficiency of $2,553,236. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern.

During the nine months ended September 30, 2020, the Company provided cash from operations of $696,087 with continued revenue growth of subscription solutions. Further, the Company has no capital expenditure commitments and the Company’s offices have been consolidated and fully staffed and with sufficient room for growth.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The new guidance, is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on its condensed consolidated financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of September 30, 2020, DSC had four customers with an accounts receivable balance representing 65% of total accounts receivable. One of the clients is a Valued Added Reseller (VAR) with multiple clients under the DSC VAR partnership. As of December 31, 2019, DSC had three customers with an accounts receivable balance representing 38% of total accounts receivable.

During the nine months ended September 30, 2020 the Company had the above-mentioned Value-Added Reseller with multiple clients accounting for 10% of revenue. During the nine months ended September 30, 2019 that specific VAR had accounted for 31% of revenue.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended September 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,416,847	$20,551	$1,437,398
Equipment and Software	936,344	—	936,344
Managed Services	169,565	—	169,565
Nexxis VoIP Services	180,225	—	180,225
Total Revenue	$2,702,981	$20,551	$2,723,532

For the Three Months
Ended September 30, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,273,147	$63,201	$1,336,348
Equipment and Software	350,339	—	350,339
Managed Services	195,847	—	195,847
Nexxis VoIP Services	131,128	—	131,129
Total Revenue	$1,950,461	$63,201	$2,013,662

For the Three Months
Ended September 30,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$936,344	$410,238
Products and services transferred over time	1,787,188	1,603,424
Total Revenue	$2,723,532	$2,013,662

For the Nine Months
Ended September 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$4,133,213	$107,583	$4,240,796
Equipment and Software	1,544,786	—	1,544,786
Managed Services	557,515	—	557,515
Nexxis VoIP Services	484,770	—	484,770
Total Revenue	$6,720,284	$107,583	$6,827,867

For the Nine Months
Ended September 30, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,849,252	$111,214	$3,960,466
Equipment and Software	1,285,297	—	1,285,297
Managed Services	322,133	—	322,133
Nexxis VoIP Services	478,635	—	478,635
Total Revenue	$5,935,317	$111,214	$6,046,531

For the Nine Months
Ended September 30,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$1,544,786	$1,285,297
Products and services transferred over time	5,283,081	4,761,234
Total Revenue	$6,827,867	$6,046,531

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $234,565 and $188,249 for advertising costs for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income (Loss) Available to Common Shareholders	$9,568	(152,673)	$96,677	$(103,659)

Weighted average number of common shares - basic	128,539,418	128,139,418	128,521,836	128,139,418
Dilutive securities
Options	6,667,227	—	5,980,817	—
Warrants	133,334	—	133,334	—
Weighted average number of common shares - diluted	135,339,979	128,139,418	134,635,987	128,139,418

Earnings (Loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Options	1,758,597	6,015,518	2,445,007	6,015,518
Warrants	—	133,334	—	133,334
	1,758,597	6,148,852	2,445,007	6,148,852

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2020	2019
Storage equipment	$756,236	$756,236
Website and software	533,417	533,417
Furniture and fixtures	27,131	27,131
Leasehold improvements	20,983	16,846
Computer hardware and software	1,224,591	1,218,464
Data center equipment	5,266,790	4,341,993
	7,829,148	6,894,087
Less: Accumulated depreciation	(5,313,999)	(4,705,256)
Net property and equipment	$2,515,149	$2,188,831

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $608,743 and $530,927, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated	September 30, 2020
	life in years	Gross amount	Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5-15	897,274	897,274	—
ABC acquired contracts	5	310,000	242,833	67,167
SIAS acquired contracts	5	660,000	517,000	143,000
Non-compete agreements	4	272,147	272,147	—
Total intangible assets subject to amortization		2,139,421	1,929,254	210,167
Total Goodwill and Intangible Assets		$5,449,389	$1,929,254	$3,520,135

Scheduled amortization over the next two years as follows:

Twelve months ending September 30,
2021	$194,000
2022	16,167
Total	$210,167

Amortization expense for the nine months ended September 30, 2020 and 2019 were $145,500 and $148,000 respectively.

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

 Finance Lease Obligations

On June 1, 2020, the Company entered into a lease agreement with Arrow Capital Solutions, Inc. to lease equipment. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $5,008. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 1, 2023.

On June 29, 2020, the Company entered into a lease agreement with Arrow Capital Solutions, Inc. to lease equipment. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $5,050. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 29, 2023.

On July 31, 2020, the Company entered into a lease agreement with Arrow Capital Solutions, Inc. to lease equipment under a finance lease. The lease obligation is payable to Arrow Capital Solutions with monthly installments of $4,524. The lease carries an interest rate of 7% and is a three-year lease.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2020
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$608,743
Interest on lease liabilities, included in interest expense	124,300
Operating lease:
Amortization of assets, included in total operating expense	57,709
Interest on lease liabilities, included in total operating expense	16,106
Total net lease cost	$806,858

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$263,034

Current operating lease liabilities	103,780
Noncurrent operating lease liabilities	168,390
Total operating lease liabilities	$272,170

September 30, 2020
Finance leases:
Property and equipment, at cost	$4,366,665
Accumulated amortization	(3,172,342)
Property and equipment, net	1,194,323

Current obligations of finance leases	$1,139,828
Finance leases, net of current obligations,	1,509,614
Total finance lease liabilities	$2,649,441

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$75,852
Financing cash flows related to finance leases	$829,391

Weighted average remaining lease term (in years):
Operating leases	1.72
Finance leases	2.33

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at September 30, 2020 mature as follows:

For the Twelve Months Ended September 30,	Operating Leases	Finance Leases
2021	$103,780	348,440
2022	106,901	1,241,361
2023	90,696	849,426
2024	-	441,725
Total lease payments	301,377	2,880,952
Less: Amounts representing interest	(29,207)	(231,509)
Total lease obligations	272,170	2,649,443
Less: Current	(103,780)	(1,139,828)
	$168,390	1,509,615

As of September 30, 2020, we had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the nine months ended September 30, 2020 and 2019 was $127,268 and $191,377, respectively.

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

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of September 30, 2020 and December 31, 2019 the balance was $24 and $75,000 respectively.

Note 7 – Long Term Debt

Note Payable

In connection with the Company’s October 2012 acquisition of certain assets (the “ML Assets”) of Message Logic, Inc. (“Message Logic”), the Company maintains ownership of the ML Assets subject to a security interest in the ML Assets held by a third party banking institution (the “Bank”) in connection with a secured loan made by the Bank to Message Logic in June 2012 in the amount of $350,000 (the “ML Loan”). The Bank filed a UCC-1 Financing Statement with the Secretary of State of Delaware perfecting its interest in the ML Assets (the “UCC-1 Filing”). On September 5, 2014, the Company entered into an agreement with Message Logic and the Bank pursuant to which the Company paid to the Bank the outstanding interest amount due on the ML Loan over seven months at $3,910 per month. In addition, the Company agreed to continue to make monthly interest-only payments to the Bank at $1,553 per month. The Company assumed these liabilities as part of its option to pay off the ML Loan, terminate the UCC-1 Filing and own the ML Assets free of all liens and encumbrances. The Company stopped making interest-only payments on October 25, 2018. During the nine months ended September 30, 2020, the Company made a strategic decision to cease utilizing the ML Assets in its operations and advised the Bank of such information. In connection with this and as a result, the Company recorded a gain on contingent liability in the amount of $350,000 on the condensed consolidated statements of operations.

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

As of September 30, 2020, remaining scheduled principal payments due on notes payable are as follows:

Twelve months ended September 30,
2021	$294,541
2022	187,436
$481,977

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

During the nine months ended September 30, 2020, the Company received cash of $5,400 from the exercise of 100,000 options.

Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price
Options Outstanding at December 31, 2019	8,425,824	$0.05 – 0.65	$0.17
Options Granted	350,000	0.13	0.13
Exercised	(100,000)	0.05	0.05
Expire/Cancelled	(250,000)	0.36	0.36
Options Outstanding at September 30, 2020	8,425,824	$0.05 – 0.65	$0.13

Options Exercisable at September 30, 2020	4,869,403	$0.05 – 0.65	$0.19

Share-based compensation expense for options totaling $116,559 was recognized in our results for the nine months ended September 30, 2020 based on awards vested.

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

As of September 30, 2020, there was $306,282 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.25 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$0.13
Risk-free interest rate	0.66% - 0.83%
Volatility	221% - 223%
Expected life (years)	10
Dividend yield	0.00%

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at September 30, 2020 and December 31, 2019 were $1,076,874 and $970,997 respectively.

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

Note 10 – Related Party Transactions

Finance Lease Obligations – Related Party

During the nine months ended September 30, 2020, the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso and Harold Schwartz collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company did not receive any funds from Nexxis Capital during the nine months ended September 30, 2020 and 2019.

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

COMPANY OVERVIEW

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (Cloud - IaaS), telecommunications solutions; and, providing high processing on site computing power and software equipment to our clients. Approximately 22 percent of our revenue is derived from equipment sales for cyber security, storage, IBM Power i systems and managed service solutions.

In the first nine months of 2020 the Company added new distributors, additional management focused on building sales and marketing distribution, and expanded our technology in Dallas. As we move into the fourth quarter of 2020 the Company has pending installations of over $58,000 in new monthly recurring billing. Additionally, in the fourth quarter we have received sales orders pending delivery of equipment for $420,000. During the first nine months of 2020 we have added thirty new distributors, bringing the total active distribution to fifty-one. Although the Company has experienced higher equipment and software sales in 2020, several of our large long-term clients have submitted only a portion of a planned expansion and upgrades on their on-premise requirements. We have also seen an increase in revenue from our IBM Power Infrastructure as a Service (IaaS - cloud) and Disaster Recovery solution proposals. We believe the increase in sales is due to the awareness and demand of DSC's IaaS and DR that provide high processing compute power systems in the cloud, both of which are highly specialized storage solutions. We have also expanded our services into the cyber security space with our ezSecurity solution. We believe of the estimated 80,000 USA IBM Power servers in finance, retail, healthcare, government and distribution will continue to move forward toward migration to the cloud for these special systems. We believe the Company has carved a niche as one of the few leaders providing this service.

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

The Company provides its solutions through its business development team and contracted distribution channels. DSC’s contracted, approved distributors, have the ability to provide Recovery and Hybrid Cloud solutions, IBM and Intel IaaS cloud-based solutions without the distributor investing in infrastructure, data centers and telecommunications services as well as specialized technical staff whereby lowering their barrier of entry to provide these solutions to their client base.

DSC is a 20-year veteran in cloud storage and cloud computing providing disaster recovery, business continuity and compliance solutions that assist organizations in protecting their data, minimizing downtime while ensuring regulatory compliance. Serving the business continuity market, DSC’s clients save time and money, gain more control and better access to data and enable a high level of security for their data. Solutions include: Infrastructure as a Service specializing in IBM Power; data backup recovery and restore, high availability data replication; email archival and compliance; continuous data protection; data de- duplication; and, virtualized system recovery. DSC has forged significant relationships with leading organizations creating valuable partnerships.

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

Headquartered in Melville, NY, offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries.

DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts, Texas and North Carolina.

The Company services clients from its staffed technical offices in New York and Rhode Island, which consist of modern offices and a technology suite adapted to meet the needs of a technology-based business. In addition to office staffing, the Company has a remote employee workforce

DSC varies its use of resources, technology and work processes to meet the changing opportunities and challenges presented by the market and the internal customer requirements. The Company supports clients twenty-four hours a day, 365 days a year.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 as compared to September 30, 2019

Total Revenue for the three months ended September 30, 2020, increased by $709,870. The increase is primarily attributed to increased equipment sales in 2020. During the third quarter of 2020, the Company recorded increased equipment sales that were delayed due to Covid 19.

Revenue	For the Three Months
	Ended September 30,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,437,398	$1,336,348	$101,050	7%
Equipment and Software	936,344	350,339	586,005	167%
Managed and Other Professional Services	169,565	195,847	(26,282)	(13)%
Nexxis VoIP Services - Telecom	180,225	131,128	49,097	37%
Total Revenue	$2,723,532	$2,013,662	$709,870	35%

Cost of Sales. For the three months ended September 30, 2020, cost of sales was $1,621,008, an increase of $388,375 or 32% compared to $1,232,633 for the three months ended September 30, 2019. The increase is primarily attributable to additional expenses for equipment purchased for sale for our new and existing customers as well as additional costs for hardware maintenance, manufacturer support, and salaries. Additional Data and VoIP services are related to the Nexxis division, which increased due to additional sales in the quarter.

Operating Expenses. For the three months ended September 30, 2020, operating expenses were $1,017,863, an increase of $133,213, or 15%, as compared to $884,650 for the three months ended September 30, 2019. The net increase is reflected in the chart below.

Operating Expenses	For the Three Months
	Ended September 30,
	2020	2019	$ Change	% Change
Increase in Salaries	$293,240	$181,587	$111,653	61%
Increase in Officer Salaries	203,075	139,408	63,667	46%
Decrease in Professional Fees	31,749	74,231	(42,482)	(57)%
Increase in Advertising Expenses	96,634	69,642	26,992	39%
Increase in Commissions Expense	258,022	224,329	33,693	15%
Decrease in all other Expenses	135,143	195,453	(60,310)	(31)%
Total Expenses	$1,017,863	$884,650	$133,213	15%

Salaries increased due to new hires during 2020, employee raises, and increased stock-based compensation from options issued to employees under the Company’s stock incentive program.

Officer salaries increased due to raises granted to senior management.

Professional fees decreased primarily due to a reduction of services needed from an investment banking firm.

Advertising Expenses increased primarily due to changes in vendors and new marketing programs.

Commission expense vary due to different contractual agreements with both the contracted distributors and employees.

All Other Expenses decreased primarily due to the reduction of travel and costs associated with the employees working from home due to the pandemic. In addition, the expenses related to our office space in Melville, New York and insurance were reduced compared to the prior period.

Other Income (Expense) for the three months ended September 30, 2020, increased $13,059 to $42,726 from $29,667 for the three months ended September 30, 2019. The increase is primarily attributed to the decrease in other income compared to the prior period.

Net Income (Loss). Net income for the three months ended September 30, 2020, was $41,935, as compared to a net loss of $133,288 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 as compared to September 30, 2019

Total Revenue for the nine months ended September 30, 2020, increase by $781,336. The increase is primarily attributable to the increased equipment sales as well as additional Data and VoIP services that are related to the Nexxis division.

Revenue	For the Nine Months
	Ended September 30,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$4,240,796	$3,960,466	$280,330	7%
Equipment and Software	1,544,786	1,285,297	259,489	20%
Managed and Other Professional Services	557,515	465,231	92,284	20%
Nexxis VoIP Services	484,770	335,537	149,233	44%
Total Revenue	$6,827,867	$6,046,531	$781,336	13%

Cost of Sales. For the nine months ended September 30, 2020, cost of sales was $3,977,546, an increase of $566,711 or 17% compared to $3,410,835 for the nine months ended September 30, 2019. The increase is primarily attributable to expenses associated with the data centers for infrastructure and disaster recovery cloud services as well as additional costs related to the Nexxis division, and equipment purchases for sale.

Operating Expenses. For the nine months ended September 30, 2020, operating expenses were $2,882,755, an increase of $317,503, or 12%, as compared to $2,565,252 for the nine months ended September 30, 2019. The net increase is reflected in the chart below.

Operating Expenses	For the Nine Months
	Ended September 30,
	2020	2019	$ Change	% Change
Increase in Salaries	$863,576	$534,090	$329,486	62%
Increase in Officer Salaries	619,124	468,250	150,874	32%
Decrease in Professional Fees	115,984	206,673	(90,689)	(44)%
Increase in Advertising Expenses	234,564	188,249	46,315	25%
Increase in Commissions Expense	686,970	630,822	56,148	9%
Decrease in all other Expenses	362,537	537,168	(174,631)	(33)%
Total Expenses	$2,882,755	$2,565,252	$317,503	12%

Salaries increased due to new hires during 2020, raises granted to employees increased stock-based compensation from options issued to employees under the Company’s stock incentive program.

Officer salaries due to raises granted to senior management.

Professional fees decreased primarily due to reduced services from investment banking and investor relations firms.

Advertising Expenses increased primarily due to additional marketing campaigns for Data Storage Corporation, which was offset by a decrease in marketing campaigns for Nexxis.

Commission expense vary due to different contractual agreements with both the contracted distributors and employees.

All Other Expenses decreased primarily due to the reduction of travel and costs associated with the employees working from home due to the pandemic. In addition, the expenses related to our office space in Melville, New York and insurance were reduced compared to the prior period.

Other Income (Expense) for the nine months ended September 30, 2020 increased $331,306 to $217,155 from $(114,151) for the nine months ended September 30, 2019. The increase is attributed to the gain on contingent liability in the amount of $350,000 during the nine months ended September 30, 2020.

Net Income (Loss). Net income for the nine months ended September 30, 2020 was $184,721, as compared to a net loss of $43,707 for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that DSC will realize its assets and discharge its liabilities in the ordinary course of business. In 2020, we intend to continue to work to increase our presence in the IaaS / DR and business continuity marketplace continuing in specializing in IBM Power i and disaster recovery / business continuity marketplace utilizing our technical expertise, software and our capacity in our data centers.

To the extent we are successful in growing our business both organically and through acquisition, we continue to plan our working capital and the proceeds of any financing to finance such acquisition costs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which will require a renegotiation of related party capital equipment leases and / or major shareholders, such as senior management, entering into financing or stock purchase arrangements. The company has long term contracts to supply IaaS and DR solutions invoiced to clients monthly. We believe our total contract value of our sales contracts with clients exceeds 10 million dollars. Further, the company continues to see an uptick in client interest, distribution channel expansion and in sales proposals.

During the nine months ended September 30, 2020, DSC’s cash increased $278,202 to $604,763 from $326,561 December 31, 2019. Net cash of $696,087 was provided by DSC’s operating activities resulting primarily from net income from operations and the following adjustments for non-cash items $754,243 for depreciation and amortization, $116,557 for stock based compensation, and $(350,000) gain on contingent liability. Net cash of $164,796 was used in investing activities resulting from payments on capital expenditures. Net cash of $253,089 was used in financing activities resulting primarily from the repayment of capital lease obligations and the line of credit, which was offset by the proceeds from the issuance of note payable.

DSC’s working capital deficit was $2,553,236 at September 30, 2020, decreasing by $18,347 from $2,571,583 at December 31, 2019. The decrease is primarily attributable to an increase in cash, accounts receivable, and prepaid expense along with a decrease of notes payable and a decrease of the line of credit. This was offset by an increase in accounts payable and dividend payable, deferred revenue, and finance lease obligations.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on DSC bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2020 and 2019, the Company had interest expense of $132,866 and $137,425 respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

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

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of September 30, 2020, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department.

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

There were no defaults upon senior securities during the period ended September 30, 2020.

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
Date: November 17, 2020
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)