Form 10-K
period 2020-12-31
Data Storage Corp
filed 2021-03-31
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-54579

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 South Service Road Melville, N.Y.	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Registrant was $1,511,806.

The number of shares of the registrant’s common stock outstanding as of March 31, 2021 was 128,539,418.

Documents incorporated by reference: None

Data Storage Corporation

 PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “Data Storage,” “DSC,” “we,” “us,” “our,” and “Company,” refer to Data Storage Corporation and its subsidiaries.

SUMMARY RISK FACTORS

The following is a summary of the more significant risks relating to the Company. A more detailed description of each of the risks can be found below in Item 1A in Part I of this Annual Report under the caption “Risk Factors”.

Risks Related to Data Storage’s Business

●	We have not generated a significant amount of net income and may not be able to sustain profitability or positive cash flow.

●	We have identified weaknesses in our internal controls and there can be no assurance that these weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

●	We are controlled by three principal stockholders who also serve as our executive officers and directors.

Risks Related to our Industry

●	The market for cloud solutions is highly competitive and we may be unable to compete effectively.

●	We may be unable to respond to rapid technological changes with new solutions in a timely and cost-effective manner.

●	Any significant disruption in service on our websites, computer systems or caused by our third-party storage and system providers could damage our reputation and result in a loss of customers.

●	If a cyber-attack was able to breach our security protocols and disrupt our data protection platform and solutions, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

●	The extent to which the COVID-19 pandemic could disrupt or adversely impact our future business, financial condition and results of operations is highly uncertain and cannot be predicted.

●	Our services are dependent on our customers’ continued access to high-speed internet and the continued reliability of the internet infrastructure.

●	We may not be able to retain our existing customers.

●	A decline in demand for our services would cause our revenue to decline.

●	We depend on third-party distributors to generate new customers and such relationships may be terminated or may not continue to generate new customers.

●	We may be unable to sustain market recognition or brand loyalty and we may lose customers or fail to increase the number of our customers.

●	We are subject to governmental regulation and other legal obligations related to privacy, particularly those related to the healthcare industry and patient privacy, and any actual or perceived failure to comply with such obligations would harm our business.

●	Errors, failures, bugs in or unavailability of our solutions released by us could result in negative publicity, damage to our brand, returns, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers or others.

●	We face many risks associated with our growth and expansion plans, including relating to our intended international expansion.

●	The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business and growth prospects.

Risks Related to Intellectual Property

●	Assertions by a third party that our solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

●	We rely on third-party software, including server software and licenses from third parties to use patented intellectual property.

Risks Related to the Merger with Flagship Solutions, LLC

●	We may fail to complete the Merger.

●	We may fail to raise sufficient capital to consummate the Merger or for use by the combined Data Storage and Flagship company following the Merger and may need to raise addition capital to fund our operations.

●	Data Storage may not realize the anticipated benefits of the Merger and integrating Data Storage’s and Flagship’s business may be more difficult, time-consuming, or costly than expected.

●	Data Storage and Flagship will be subject to business uncertainties and contractual restrictions while the Merger is pending.

●	Third Parties may terminate or alter existing contracts or relationships with Flagship.

●	The Merger is subject to a number of closing conditions and we or Flagship may fail in satisfying these closing conditions.

●	Data Storage and Flagship will incur significant transaction and Merger-related transition costs.

●	Our stock price may decline as a result of the Merger.

Risks Relating to our Common Stock and Securities

●	Our stock price has fluctuated in the past, has recently been volatile and may be affected by limited trading volume and price fluctuations.

●	It cannot be assured that the market price of our common stock will remain high enough to list our common stock on The Nasdaq Capital Market (the “ Nasdaq”) following our planned reverse stock split.

●	We may be unable to comply with all of Nasdaq’s initial listing requirements.

●	A reverse stock split may decrease the liquidity of our shares and may not attract new investors, including institutional investors.

●	We may be subject to the SEC’s penny stock regulations.

●	Upon exercise of our outstanding options or warrants and upon conversion of our convertible Series A Preferred Stock we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders and may cause our stock price to decline.

●	We may issue preferred stock without approval of our shareholders and have other anti0takeover defenses which may make it more difficult for a third party to acquire us and could depress our stock price.

●	Provisions of Nevada law could delay or prevent an acquisition of Data Storage and could make it more difficult for stockholders to change Data Storage’s management.

●	We do not intend to pay cash dividends for the foreseeable future.

ITEM 1. BUSINESS

Overview

The Company is a 25-year veteran in Business Continuity services, providing Disaster Recovery as a Service (“DRaaS”), Infrastructure as a Service (“IaaS”), Cyber Security as a Service (“CSaaS”) and Data Analytics as a Service. We provide our clients subscription based, long term agreements for Disaster Recovery as a Service solutions, Infrastructure as a Service products, telecommunications solutions, and high processing on site computing power and software solutions. While a significant portion of our revenue has been subscription based, we also generate revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and managed service solutions.

Headquartered in Melville, NY, we provide solutions and services to a broad range of customers in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. We maintain an internal business development team as well as a contracted independent distribution channel. DSC’s contracted distributors have the ability to provide disaster recovery and hybrid cloud solutions and IBM and Intel Infrastructure as a Service cloud-based solutions, without having to invest in infrastructure, data centers or telecommunication services or, in specialized technical staff, which substantially lowers the barrier of entry for the distributor to provide our solutions to their client base.

During 2020, we added new distributors, hired additional management focused on building our sales and marketing distribution, and expanded our technology assets in Dallas, TX. We also recently expanded our offering of cybersecurity solutions for remote tele-computing with ezSecurity™, a new 2020 product.

Our target marketplace for Infrastructure as a Service and Disaster Recovery as a Service globally is estimated at over one million Virtual IBM Power servers in the finance, retail, healthcare, government, and distribution industries and sectors according to the most recent information received from IBM. While Infrastructure as a Service and Disaster Recovery as a Service solutions are our core products, we also continue to provide ancillary solutions in this market.

For the past two decades, our mission has been to protect our clients’ data twenty-four hours a day, ensuring business continuity, and assisting in their compliance requirements, while providing better management and control over the clients’ digital information.

Our October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), including the remaining 50% of the assets of Secure Infrastructure & Services LLC, accelerated our strategy into cloud based managed services, expanded cybersecurity solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support. We intend to continue our strategy of growth through synergistic acquisitions.

Our offices in New York include a technology center and lab, which are adapted to meet technology needs of the Company’s clients. In addition to office staffing, we employ additional remote staff. DSC maintains its infrastructure, storage and networking equipment required to provide our subscription solutions in four geographically diverse data centers located in New York, Massachusetts, Texas and North Carolina.

Our Continuing Strategy

DSC derives its revenues from long-term subscriptions, and professional services contracts related to the implementation of solutions that provide protection of mission critical data and equipment. In 2009, DSC’s revenues consisted primarily of data vaulting, de-duplication, continuous data protection and cloud disaster recovery solutions, and protecting information for our clients.

In 2010, we expanded our solutions based on the asset acquisition of SafeData, a provider of disaster recovery and business continuity for the powerful IBM servers, Power i AS400 / AIX. The Safe Data acquisition provided the ability to provide a solution to a specialized IBM community with limited competition, a higher average revenue per client and a global marketplace.

In August 2012, DSC entered into a Joint Venture Partnership with an IBM partner, ABC Services, Inc. to provide an IBM Infrastructure as a Service (IaaS) offering, marketed under the name Secure Infrastructure & Services LLC (“SIAS”), a New York limited liability company. In October 2016, DSC purchased the assets of ABC, which included the remaining 50% of the assets of SIAS, launching the Company into managed services, Cyber Security, Equipment and Software.

Building on the requirement of our clients for access to cloud services, and with the growing requirement of Voice over Internet Protocol (“VOIP”), on October 19, 2017, we formed a new division, Nexxis, to provide VOIP and carrier services.

Our Differentiation

Focus on delivering strategic outcomes: Clients see value with our focus on solving strategic business problems. Our services are intended to allow clients to maintain business operations in a time of disaster, scale to meet their demands and focus on growing their business.

Services that support multicloud: Clients are able to run applications or DRaaS services requiring IBM Power systems in the Data Storage Cloud with seamless connectivity to other cloud partners and providers for their specialized services providing a true multicloud experience.

Service expertise: The expertise and commitment to client support provide by our support and service experts in IBM Power Systems, Storage, Networking, Backup and Recovery, High Availability System replication and Business Continuity. This allows us to maintain a competitive advantage in our industry.

Close client relationships: Beginning early on in the relationship, we work with our clients identifying and solving critical business problems. We carry that through with careful planning and management of the migration and configuration process, continuing the relationship and advising our clients long after the services have been implemented. For the year ended December 31, 2020, we had a Value-Added Reseller with multiple clients accounting for 15% of our revenue and 94% of client subscriptions renewed their solutions with the Company after their initial contract term expired.

Partner relationships: We increase revenue and drive growth for our partners by developing and managing collaborative solutions as well as joint marketing initiatives. We have a diverse community of partners, ranging from IBM Business Partners, Software Vendors, application support providers, consultants, and other cloud providers.

Our Growth Strategies

In order to continue to drive growth and capture our large market opportunity, key elements of our growth strategies include:

●	Core offerings and service expertise. We have developed several service offerings that solve a wide spectrum of critical business problems. Services including, Disaster Recovery, Infrastructure as a Service, Managed Cyber Security, Managed System Services and Monitoring and Migration Services for Microsoft Windows, Linux, IBM I, and AIX environments with a specialization on IBM i and AIX on Power Systems.

●	Marketing Strategies:

Build out and support a robust partner channel;

Effectuate standardized, repeatable offerings;

Conduct inbound marketing through search engine optimization (“SEO”), white papers, blogs, case studies; and

Focus on client experience, client retention and referrals.

Drive sales execution: We plan to continue executing on several sales initiatives that are designed to drive continued growth in our business.

Expand geographic reach: We believe there is significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through international expansion as these markets increase their use of multicloud solutions.

Leverage and expand our partner ecosystem: We benefit from close relationships with our cloud partners, allowing us to provide comprehensive services to our customers, and providing us with a source of new business opportunities and inputs for future product roadmaps.

Pursue strategic acquisitions: We intend to continue to explore potential transactions that could enhance our capabilities, increase the scope of our technology footprint or expand our geographic reach.

Opportunity and the Industry

We believe businesses are increasingly under pressure to improve the proficiency of their information and storage systems accelerating the migration from self-managed IT solutions to fully managed multicloud technologies in order to reduce cost and compete effectively. These trends create an opportunity for cloud technology service providers. DSC’s market opportunity is derived from the demand for fully managed cloud services across all major operating systems. According to the Gartner Forecast: IT Services, Worldwide, 2018-2024, 2Q20 Update, the managed services and cloud infrastructure services market worldwide is estimated to be $410 billion in 2020 and is expected to grow 7% annually to $502 billion in 2023.

Cloud Services with on-demand availability of computer storage and network resources have revolutionized how companies manage their information technology systems and applications, providing businesses with greater flexibility and lower costs. Over the past several years, businesses have increasingly adopted cloud solutions to drive cost, scale, reliability benefits, increasingly turning to the use of more than one cloud solution at a time (which is referred to as multicloud) to enhance performance, ensure redundancy and resilience and provide for increased security, compliance and governance.

We believe that both modern and legacy technologies require specialized expertise. Many companies lack the in-house resources to navigate the complexity of all this technology or manage multiple cloud instances. We believe this creates an opportunity for a cloud services provider that enables businesses to fully embrace the power of multicloud technologies and, together, deliver incredible customer experiences.

Our Mission: To migrate clients to Infrastructure as a Service, to update clients’ Disaster Recovery as a Service and cyber security, and to provide clients data analytics. We also aim to assist our clients in the migration and continued day to day management, and in leveraging multicloud information technology, while meeting expectations for cyber security support, price and value.

Our Core Services: We provide an array of multicloud information technology solutions in highly secure, enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux. Specifically, our support services cover:

●	Infrastructure as a Service

●	Disaster Recovery as a Service

●	Cyber Security as a Service

●	Data Analytics as a Service

Solutions and Services

Disaster Recovery Solutions: We offer a variety of data protection and disaster recovery solutions services designed to meet our clients’ requirements and budgets.

Data Backup and Data Vaulting: Our ezVault™ business-to-business data backup and date vaulting solution consists of high-speed cloud enterprise storage, de-duplication, and compression, backup and restore services which automatically scale in size with data growth. Our ezVault solution is typically accompanied by a service level agreement (“SLA”), such as our ezRecovery™ Disaster Recovery as a Service solution.

Standby Server Services: Our ezRecovery™ (Disaster Recovery as a Service) solution offers organizations that require a faster recovery timeframe data vaults combined with our standby server computing, storage, and network infrastructure resources to help ensure a faster recovery time.

High Availability Services: Our ezAvailability™ solution offers reliable, high availability and business continuity for mission critical applications with Recovery Time Objective under fifteen minutes and near zero Recovery Point Objective, with optional, fully managed real-time replication services. Our ezAvailability service consists of a full-time enterprise system, storage, and network resources, allowing quick and easily switched production workloads to our cloud when needed. Our ezAvailability services are backed by a Service-Level Agreement (“SLA”) to help assure performance, availability, and access.

Data Mirroring Services: Our ezMirror™ solution provides replication services that mirror the clients’ storage systems and allows for recovery in our cloud.

I-a-a-S – Full Cloud Infrastructure Production Systems: Our ezHost™ solution offers full cloud-based production systems from our data center facilities and a selection of disaster recovery solutions to meet the client’s expectations on their compute power and recovery timeframes. ezHost provides full-time, scalable compute, storage, and network infrastructure resources to run clients’ workloads on our enterprise class infrastructure. ezHost replaces the cost of support, maintenance, system administration, space, power and cooling of the typical hardware on-premises systems with a predictable monthly expense. Our ezHost services are backed by a SLA governing performance, availability, and access.

Cybersecurity Solutions: Our ezSecurity™ solution offers a suite of comprehensive cybersecurity products that can be utilized on systems at the client’s location or on systems hosted in the DSC cloud. These offerings include fully managed endpoint security with active threat mitigation, system security assessments, risk analysis and applications to ensure continuous security and auditing for IBM systems.

Voice & Data Solutions: Nexxis, our voice and data division, offers VoIP and data services over fiber optic networks to help keep businesses fully connected from any location. Nexxis provides, among other things, top of the line Polycom VVX color phone systems and the performance of download speeds of up to 40 GB.

Corporate History

On October 20, 2008, DSC consummated a share exchange transaction with Data Storage Corporation, a Delaware corporation, and DSC subsequently changed its name from Euro Trend Inc. to Data Storage Corporation.

DSC acquired the assets of SafeData, LLC in June 2010, and the assets of Message Logic LLC, (“Message Logic”) in October 2012.

In November 2012, DSC entered into a Joint Venture Partnership with an IBM partner, ABC Services, Inc. to provide an IBM Infrastructure as a Service (IaaS) offering, marketed under the name Secure Infrastructure & Services LLC (“SIAS”), a New York limited liability company.

In December 2012, DSC was accepted as an IBM Service Provider for cloud solutions.

In October 2016, DSC purchased the assets of ABC which included the remaining 50% of the SIAS.

The result of these acquisitions and strategic alliances, combined with DSC’s legacy disaster recovery and business continuity solutions, positions DSC as a potential leader in business-to-business disaster recovery as a service, infrastructure as a service on the IBM Power servers, email compliance with software as a service (“SaaS”). DSC will continue to provide our solutions and our planned industry consolidations.

Competitive Landscape

The markets for the Company’s products and services are competitive and the Company is confronted by competition. Competitors in the United States include IBM, Connectria Corporation, iTech Solutions Group, Skytap Inc., Abacus Group LLC and Source Data Products.

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

The Company is focused on expanding its market opportunities globally related to disaster recovery and infrastructure as a service and platform as a service, primarily focused on the IBM community. These markets are highly competitive and include several large, well-funded and experienced participants.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to provide a high-quality solution as well as increase distribution of the solutions in each of the markets in which it competes.

Recent Developments

Flagship Solutions, LLC

On February 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and our wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equityholders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”), pursuant to which, upon the Closing (as defined below), we will acquire Flagship through the merger of Merger Sub with and into Flagship (the “Merger”), with Flagship being the surviving company in the Merger and becoming as a result our wholly-owned subsidiary. The closing of the Merger (the “Closing”) is expected to take place on or before May 31, 2021 (the “Outside Closing Date”). Flagship is a provider of IBM Equipment and solutions, managed services and cloud solutions globally that include cloud-based server monitoring and management, 24×7 help desk support, and data center infrastructure management.

Pursuant to the Merger, all of the Equity Interests that are issued and outstanding immediately prior to the effectiveness of the filing of the Articles of Merger by Flagship and Merger Sub with the Secretary of State of the State of Florida, will be converted into the right to receive an aggregate amount equal to up to $10,500,000, consisting of $5,550,000, payable in cash, subject to reduction by the amount of any excluded liabilities assumed by us at Closing and subject to adjustment as set forth below in connection with a net working capital adjustment, and up to $4,950,000, payable in shares of our common stock, subject to reduction by the amount by which the valuation of Flagship (the “Flagship Valuation”), as calculated based on Flagship’s unaudited pro forma 2018 financial statements and audited 2019 and 2020 financial statements (the “2020 Audit”), is less than $10,500,000. In the event that the Flagship Valuation, as calculated based on the 2020 Audit, is less than $10,500,000, then, within fifteen (15) days after completion of the audit of Flagship’s financial statements for its 2019, 2020 and 2021 fiscal years (the “2021 Audit”), we have agreed to pay the Equityholders in shares of our common stock the number of shares to be determined based on the amount by which the Flagship Valuation, as calculated based on the 2021 Audit, exceeds the sum of $5,550,000 and the value of the shares merger consideration paid by us to the Equityholders at Closing. In addition, the cash merger consideration paid by us to the Equityholders at Closing shall be adjusted, on a dollar-for-dollar basis, by the amount by which Flagship’s estimated net working capital at Closing is more or is less than the target working capital amount specified in the Merger Agreement.

The parties have agreed to indemnify each other for any losses that may be incurred by them as a result of their breach of any of their representations, warranties and covenants contained in the Merger Agreement. Our indemnification obligations are capped at 20% of the aggregate merger consideration paid to the Equityholders for any breach of our representations and warranties contained in the Merger Agreement, other than the representations and warranties set forth under Section 4.1 (Existence; Good Standing; Authority; Enforceability), Section 4.2 (No Conflict) and Section 4.4 (Brokers) (herein, “Fundamental Representations”). Our indemnification obligations in respect of any breach by us of the Fundamental Representations or in the event of our willful or intentional breach of the Merger Agreement (or acts of fraud), are not capped.

Concurrently with the Closing, Flagship and Mark Wyllie, Flagship’s Chief Executive Officer, will enter into an Employment Agreement (the “Wyllie Employment Agreement”), which will become effective upon consummation of the Closing, pursuant to which Mr. Wyllie will continue to serve as Chief Executive Officer of Flagship following the Closing on the terms and conditions set forth therein. Flagship’s obligations under the Wyllie Employment Agreement will also be guaranteed by us. The Wyllie Employment Agreement will contain customary salary, bonus, employee benefits, severance and restrictive covenant provisions. In addition, pursuant to the Wyllie Employment Agreement, Mr. Wyllie will be appointed to serve as a member of the Board during the term of his employment thereunder.

The Merger Agreement further provides that it may be terminated by Flagship and the Equityholders (a “Flagship Termination”) in the event we have not consummated an underwritten public offering of our securities or listed our shares of common stock on national securities exchange such as the Nasdaq, by the Outside Closing Date as long as such failure was not due to the breach of, or non-compliance with, this Agreement by the Company or any of the Equityholders. In the event of a Flagship Termination, we will be required to pay Flagship and the Equityholders an amount equal to two (2) times their reasonable, documented, out-of-pocket attorneys’ and accountants’ transaction fees and expenses incurred prior to such Flagship Termination in connection with the Merger, up to a maximum aggregate amount of $100,000. On February 12, 2021, we filed a registration statement on Form S-1 in connection with a proposed offering of our securities. We have also applied to list our common stock on the Nasdaq. There can be no assurance that our public offering will be consummated or our uplisting to Nasdaq will be achieved.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which has been filed as an exhibit to this Annual Report. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

In the event the Closing is consummated on or before the Outside Closing Date, the shares of common stock to be issued as part of the Merger will be issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or Regulation D of the 1933 Securities Act, as amended.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. See “Risk Factors” for information regarding certain risks associated with the pandemic.

The COVID-19 pandemic has accelerated cloud transformation efforts for new and existing customers and underscored the importance and mission-critical nature of multicloud strategies. Over the last several months, customers have increasingly turned to cloud solutions to pivot to new business models, improved their disaster recovery of mission critical data, migrated to cloud-based solutions and reduced their capital expenditure requirements.

In response to the COVID-19 pandemic, we implemented a number of initiatives to ensure the safety of our employees. Since March 9, 2020, over 90% of our employees work remotely. All of our employees have had the ability to work remotely utilizing solutions the Company provides to their clients and distribution channels. Additionally, our remote, technology-enabled model has enabled minimal disruption to our go-to-market efforts and service delivery organizations.

The effects of the COVID-19 pandemic are rapidly evolving, and the full impact and duration of the virus are unknown. Currently, the COVID-19 pandemic has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted.

On April 30, 2020, the Company was granted a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly to Signature Bank, as lender, commencing on November 5, 2020. Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to apply for forgiveness for the full amount.

The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19. See also “Risk Factors” for more information.

Reverse Stock Split

On March 8, 2021, our Board of Directors and our stockholders that have in excess of 50% of our voting power approved an amendment to our articles of incorporation to effect a reverse stock split with a ratio of between 1:2 to 1:60, to be effected in the discretion of our Board of Directors.

Joint Venture with Able-One Systems

On February 18, 2021, we announced a joint venture agreement with Able-One Systems Inc. (“Able-One”) to provide DSC’s portfolio of enterprise-level IBM cloud infrastructure services to customers in Canada. Able-One has provided technology solutions in Canada for over 30 years. The arrangement is effective immediately. The joint venture between DSC and Able-One is intended to fill a vital need for cloud services in Canada among businesses that run IBM Power Systems on IBM i, AIX and Linux operating systems.

ezSecurity™ Product Launch

Due to the COVID-19 outbreak and the critical need for safe remote collaboration, we recently expanded our offering of cybersecurity solutions for remote tele-computing with our new product, ezSecurity™. We also launched a new remote collaboration program for small and medium-sized businesses. As part of this new program, we are offering free migration services from Microsoft Exchange to Microsoft 365, along with support for comprehensive voice communications (Hosted VoIP, IP Phones, Cloud PBX) and video conferencing. In addition, we have expanded capacity through our new Dallas data center location to accommodate increased demand for our portfolio of ezServices™, including ez-Backup™, ezRecovery™ and ezAvailability™, adding to our existing network of data centers and fiber backbone.

Government Regulation

We are subject to various federal, state, local and international laws with respect to our receipt, storage and processing of personal information and other customer data.

We receive, store, and process personal information and other customer data. Personal privacy has become a significant issue in the United States and in many other countries where we may offer our offering of solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any significant change to applicable laws, regulations, or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us known as business associate agreements that require us to safeguard individually identifiable health information. Business associate agreements typically include:

●	a description of our permitted uses of individually identifiable health information;

●	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

●	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

●	an obligation to report to our customers any use or disclosure of that information other than as provided for in the agreement;

●	a prohibition against our use or disclosure of that information if a similar use or disclosure by our customers would violate the HIPAA standards;

●	the ability of our customers to terminate their subscription to our solution if we breach a material term of the business associate agreement and are unable to cure the breach;

●	the requirement to return or destroy all individually identifiable health information at the end of the customer’s subscription; and

●	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.

Human Capital Resources

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of March 31, 2021, we employed 26 full-time employees and 3 part-time employees  , of which five are executive management, five are administration and finance, five are sales staff and 14 were part of our technical team. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Since the onset of the COVID-19 pandemic, employees, including our specialized technical staff, are working from home or in a virtual environment unless they have a requirement to be in the office for short-term tasks and projects.

Corporate Information

The primary mailing address for the Company is 48 South Service Road, Melville, NY 11747. Our telephone number is (212) 564-4922.

Available Information

Our corporate website address is www.datastoragecorp.com. All filings we make with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available for free in the Investor Relations section of our website as soon as reasonably practicable after they are filed with or furnished to the SEC. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks together with the other information in this Annual Report.

Risks Related to Data Storage’s Business

We have not generated a significant amount of net income and we may not be able to sustain profitability or positive cash flow in the future.

As reflected in the consolidated financial statements, we had a net income (loss) available to shareholders of $55,339 and $(54,452) for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, DSC had cash of $893,598 and a working capital deficiency of $2,666,448. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern.

During the year ended December 31, 2020, we generated cash from operations of $1,110,679 with continued revenue growth. We have no commitment from sources for additional capital if needed.

If we are unable to attract new customers to our infrastructure and disaster recovery/ cloud subscription services on a cost-effective basis, our revenue and operating results would be adversely affected.

We generate the majority of our revenue from the sale of subscriptions to our infrastructure and disaster recovery/cloud solutions. In order to grow, we must continue to attract a large number of customers, many of whom may have not previously used infrastructure as a service and cloud disaster recovery backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we may expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo! Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could adversely affect our customer acquisition efforts and our operating results.

We expect to continue to acquire or invest in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

In 2016, we acquired the assets of ABC and the remaining 50% of the assets of SIAS. As described in this Annual Report, we also intend to consummate the Merger with Flagship upon satisfaction of the closing conditions to the Merger. We expect to continue to acquire complementary solutions, services, technologies, or businesses in the future. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if a definitive purchase agreement is executed and announced, may not close.

Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized on a timely basis or at all or we may be exposed to known or unknown liabilities, including litigation against the companies that we may acquire. In connection with any such transaction, we may:

●	issue additional equity securities that would dilute our stockholders;

●	use cash that we may need in the future to operate our business;

●	incur debt on terms unfavorable to us, that we are unable to repay, or that may place burdensome restrictions on our operations;

●	incur large charges or substantial liabilities; or

●	become subject to adverse tax consequences or substantial depreciation, deferred compensation, or other acquisition-related accounting charges.

Any of these risks could harm our business and operating results.

Integration of an acquired company’s operations may present challenges.

The integration of an acquired company requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new solution or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new solution or service could have a material adverse effect on our business.

We intend to continue to acquire businesses which we believe will help achieve our business objectives. As a result, our operating costs will likely continue to grow. The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with such integration, which may negatively impact our earnings.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Even if successfully integrated, there can be no assurance that our operating performance after an acquisition will be successful or will fulfill management’s objectives.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with generally accepted accounting principles and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We are controlled by three principal stockholders who serve as our executive officers and directors.

As of March 31, 2021, through their aggregate voting power, Messrs. Piluso, Schwartz and Kempster control 78.53% of our outstanding common stock, giving them the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders, including the election of all of our directors and the approval of the reverse stock split.

Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We may not be entitled to forgiveness under the PPP Loan which would negatively impact our cash flow, and our application for the PPP Loan could damage our reputation.

On April 30, 2020, the Company received the proceeds of a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly to Signature Bank, as the lender, commencing on November 5, 2020.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the Loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. The Company has applied for forgiveness for the full amount and is waiting for the approval from the bank and the SBA. It is possible that the loan may not be forgiven in full, which could have a negative impact on the Company’s cash flow.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. At the time that we had made such certification, we could not predict with any certainty whether we would be able to obtain the necessary financing to support our operations. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and was subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

Risks Related to Our Industry

The market for cloud solutions is highly competitive, and if we do not compete effectively, our operating results will be harmed.

The market for our services, is highly competitive, quickly evolving and subject to rapid changes in technology. We expect to continue to face intense competition from our existing competitors as well as additional competition from new market entrants in the future as the market for our services continues to grow.

We compete with cloud backup and infrastructure providers and providers of traditional hardware-based systems and IBM Power Systems. Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies to grow their businesses. They include:

●	in-house IT departments of our customers and potential customers;

●	traditional global infrastructure providers, including, but not limited to, large multi-national providers, such as IBM, Microsoft, Google and AWS

●	cloud and software service providers and digital systems integrators;

●	regional managed services providers; and

●	colocation solutions providers, such as Equinix, Rackspace and TierPoint.

Many of these competitors benefit from significant competitive advantages over both of us, given their desire to enter into this niche marketplace, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of these competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases. Some of these competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. As a result, some of these competitors may be able to:

●	develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or more rapidly;

●	adapt to new or emerging technologies and changes in customer requirements more quickly;

●	bundle their offerings, including hosting services with other services they provide at reduced prices;

●	streamline their operational structure, obtain better pricing or secure more favorable contractual terms, allowing them to deliver services and products at a lower cost;

●	take advantage of acquisition, joint venture and other opportunities more readily;

●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services, which could cause us to have to lower prices for certain services to remain competitive in the market; and

●	devote greater resources to the research and development of their products and services.

In addition, demand for our cloud solutions is sensitive to price. Many factors, including our customer acquisition, advertising and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free solutions that compete with our solutions.

Additionally, consolidation activity through strategic mergers, acquisitions and joint ventures may result in new competitors that can offer a broader range of products and services, may have greater scale or a lower cost structure. To the extent such consolidation results in the ability of vertically integrated companies to offer more integrated services to customers than we can, customers may prefer the single-source approach and direct more business to such competitors, thereby impairing our competitive position. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. As we look to market and sell our services to potential customers, we must convince their internal stakeholders that our services are superior to their current solutions. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which could adversely affect our business, financial condition and results of operations. These combinations may make it more difficult for us to compete effectively and our inability to compete effectively would negatively impact our operating results. In addition, there can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

If a cyber-attack was able to breach our security protocols and disrupt our data protection platform and solutions, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

We have implemented various protocols and are regularly monitor our systems via security software and otherwise to reduce any security vulnerabilities. We also rely on third-party providers for a number of critical aspects of our infrastructure cloud and disaster recovery business continuity services, and consequently we do not maintain direct control over the security or stability of those associated systems. Furthermore, the firmware, software [and/or open-source software] that our data protection solutions may utilize could be susceptible to hacking or misuse. In the event of the discovery of a significant security vulnerability, we would incur additional substantial expenses and our business would be harmed.

The process of developing new technologies is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or solution enhancements could fail to attain sufficient market acceptance or harm our business for many reasons, including:

●	delays in releasing our new solutions or enhancements to the market;

●	failure to accurately predict market demand or customer demands;

●	inability to protect against new types of attacks or techniques used by hackers;

●	difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements;

●	defects, errors or failures in their design or performance;

●	negative publicity about their performance or effectiveness;

●	introduction or anticipated introduction of competing solutions by our competitors;

●	poor business conditions for our customers, causing them to delay IT purchases;

●	the perceived value of our solutions or enhancements relative to their cost; and

●	easing of regulatory requirements around security or storage.

In addition, new technologies have the risk of defects that may not be discovered until after the product launches, resulting in adverse publicity, loss of revenue or harm to our business and reputation.

Any significant disruption in service on our websites, in our computer systems, or caused by our third party storage and system providers could damage our reputation and result in a loss of customers, which would harm our business, financial condition, and operating results.

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions or outages in the future.

In addition, while we both operate and maintain elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize IBM and Intel to provide equipment and support. All of these third-party systems are located in data center facilities operated by third parties. While these data centers are of the highest level, Tier 3, there can be no assurance that they will not experience disruptions that will adversely impact our ability to service our customers. Our data center leases expire at various times between 2020 and 2023 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

We also rely upon third party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch data center facilities, which in itself is a competitive industry, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.

Interruptions, outages and/or failures in our own systems, the third-party systems and facilities on which we rely, or the use of our data center facilities, whether due to system failures, computer viruses, cybersecurity attacks, physical or electronic break-ins, damage or interruption from human error, power losses, natural disasters or terrorist attacks, hardware failures, systems failures, telecommunications failures or other factors, could affect the security or availability of our websites and infrastructure, prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data, and may damage or delete our customers’ stored files. If this were to occur, our reputation could be compromised, and we could be subject to liability to the customers that were affected.

Any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our third-party colocation providers, or any of the service providers with whom we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. Moreover, if our third-party data center providers or our third-party colocation providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates. In addition, prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. Problems with the reliability or security of our systems could harm our reputation, and the cost of remedying these problems could negatively affect our business, financial condition, and operating results.

Security vulnerabilities, data protection breaches and cyber-attacks could disrupt our data protection platform and solutions, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

We rely on third-party providers for a number of critical aspects of our infrastructure cloud and disaster recovery business continuity services, and consequently we do not maintain direct control over the security or stability of the associated systems. Furthermore, the firmware, software and/or open-source software that our data protection solutions may utilize could be susceptible to hacking or misuse. In the event of the discovery of a significant security vulnerability, we would incur additional substantial expenses and our business would be harmed.

Our customers rely on our solutions for production, replication and storage of digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. An actual or perceived breach of our network security and systems or other cybersecurity related events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. If this occurs, our business and operating results could be adversely affected. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy. If we or our third-party providers are unable to successfully prevent breaches of security relating to our solutions or customer private information, it could result in litigation and potential liability for us, cause damage to our brand and reputation, or otherwise harm our business and our stock price.

Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Similarly, if a publicized breach of data security at any other cloud backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for cloud backup services or commercial transactions generally. Any of these events could have material adverse effects on our business, financial condition, and operating results.

The extent to which the COVID-19 pandemic could disrupt or adversely impact our future business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. While the COVID-19 pandemic has not significantly affected our business operations to date, no assurance can be given that we will not suffer in the future business interruptions due to the COVID-19 pandemic that could significantly disrupt our operations and could have a material adverse impact on us. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families.

Under NYS Executive Order 202.6, “Essential Business,” DSC is an “Essential Business” based on the following in the Executive order number 2: Essential infrastructure including telecommunications and data centers; and, number 12: Vendors that provide essential services or products, including logistics and technology support. Further, as a result of the pandemic, all employees, including our specialized technical staff, are working remotely or in a virtual environment. DSC always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information, though we do not believe these circumstances have, or will, materially adversely impact our internal controls or financial reporting systems. If the COVID-19 pandemic should worsen, we may experience disruptions to our business including, but not limited to equipment, to our workforce, or to our business relationships with other third parties. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Our ability to provide services to our customers depends on our customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

Our business depends on our customers’ continued high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. While we also provide broadband internet services, many of our clients depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary solutions and services, including high-speed solutions, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.

Currently, internet access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.

If we are unable to retain our existing customers, our business, financial condition and operating results would be adversely affected.

If our efforts to satisfy our existing customers are not successful, we may not be able to retain them, and as a result, our revenue and ability to grow would be adversely affected. We may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If our approximately 94% retention rate significantly decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. A significant decrease in our retention rate would therefore have an adverse effect on our business, financial condition, and operating results. Our estimates of the number of employees we retain and advertising costs are based to a large extent upon our subscription contracts, which may be terminated by customers typically upon 90 days notice prior to the ending term of their contract for services

A decline in demand for our cyber security, disaster recovery and/or infrastructure solutions in general would cause our revenue to decline.

We derive, and expect to continue to derive, a significant portion of our revenue from subscription services for business continuity, such as data protection solutions including our disaster recovery backup, replication, archive, and infrastructure as a service offering. Some of the potential factors that could affect interest in and demand for cloud solutions include:

●	awareness of our brand and the cloud solutions category generally;

●	the appeal and reliability of our solutions;

●	the price, performance, features, and availability of competing solutions and services;

●	public concern regarding privacy and data security;

●	our ability to maintain high levels of customer satisfaction; and

●	the rate of growth in cloud solutions generally.

In addition, substantially all of our revenue is currently derived from customers in the U.S. Consequently, a decrease of interest in and demand for our solutions in the U.S. could have a disproportionately greater impact on us than if our geographic mix of revenue was less concentrated.

We depend upon third party distributors to generate new customers. Our relationships with our partners and distributors may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.

We maintain a network of distributors, which refer customers to us through links on their websites or promotion to their customers. The number of customers that we are able to add through these relationships is dependent on the marketing efforts of distributors, over which we have little control. If we are unable to maintain our relationships, or renew contracts on favorable terms, with existing partners and distributors or establish new contractual relationships with potential partners and distributors, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. Our distributors also provide services to other third parties and therefore may not devote their full time and attention to promote our products and services.

If we are unable to expand our base of business customers, our future growth and operating results could be adversely affected.

We have committed and continue to commit substantial resources to the expansion and increased marketing of our business solutions. If we are unable to market and sell our solutions to businesses with competitive pricing and in a cost-effective manner our ability to grow our revenue and achieve profitability may be harmed.

If we are unable to sustain market recognition of and loyalty to our brand, or if our reputation were to be harmed, we could lose customers or fail to increase the number of our customers, which could harm our business, financial condition and operating results.

Given our market focus, maintaining and enhancing our brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.

Our solutions, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ solutions and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions that we take or changes that we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.

We are subject to governmental regulation and other legal obligations related to privacy, and any actual or perceived failure to comply with such obligations would harm our business.

We receive, store, and process personal information and other customer data and maintain specific protocols and procedures to help safeguard the privacy of that personal information and customer data. Personal privacy has become a significant issue in the United States and in many other countries where we may offer our offering of solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers.

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us known as business associate agreements that require us to safeguard individually identifiable health information. Business associate agreements typically include:

●	a description of our permitted uses of individually identifiable health information;

●	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

●	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

●	an obligation to report to our customers any use or disclosure of that information other than as provided for in the agreement;

●	a prohibition against our use or disclosure of that information if a similar use or disclosure by our customers would violate the HIPAA standards;

●	the ability of our customers to terminate their subscription to our solution if we breach a material term of the business associate agreement and are unable to cure the breach;

●	the requirement to return or destroy all individually identifiable health information at the end of the customer’s subscription; and

●	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.

We may not be able to adequately address the business risks created by HIPAA or HITECH implementation or comply with our obligations under our business associate agreements. Furthermore, we are unable to predict what changes to HIPAA, HITECH or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties, which could have an adverse effect on our business, financial condition, and operating results.

Errors, failures, bugs in or unavailability of our solutions released by us could result in negative publicity, damage to our brand, returns, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers or others

We offer solutions that operate in a wide variety of environments, systems, applications and configurations, that are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that can make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new solutions or releases until after distribution. In the past, when we have discovered any software errors, failures or bugs in certain of our solution offerings after their introduction or when new versions are released, we, in some cases, have experienced delayed or lost revenues as a result of these errors. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our solutions, and any defects in, or unavailability of, our third-party software or hardware could cause interruptions to the availability of our solutions.

Errors, failures, bugs in or unavailability of our solutions released by us could result in negative publicity, damage to our brand, returns, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers or others. Many of our end-user customers use our solutions in applications that are critical to their businesses and may have a greater sensitivity to defects in our solutions than to defects in other, less critical, software solutions. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our solution licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

We face many risks associated with our growth and plans to expand, which could harm our business, financial condition, and operating results.

We continue to experience sales growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition, and operating results could be harmed.

We have office locations in New York and Rhode Island, and data centers in New York, Massachusetts, North Carolina and Texas. If we are unable to effectively manage a large and geographically dispersed group of employees and contractors or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. As a result, we have incurred and expect to continue to incur additional expense related to our continued growth.

We also anticipate that our efforts to expand internationally will entail the marketing and advertising of our services and brand and the development of localized websites. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we must invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide cloud backup and related services to customers. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international solutions, and therefore may not be profitable on a sustained basis, if at all.

Our intended international expansion will subject us to risks typically encountered when operating internationally.

We intend to expand internationally which subjects us to new risks that we have not generally faced in the U.S. These risks include:

●	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

●	lack of experience in other geographic markets;

●	strong local competitors;

●	cost and burden of complying with, lack of familiarity with, and unexpected changes in foreign legal and regulatory requirements, including consumer and data privacy laws;

●	difficulties in managing and staffing international operations;

●	potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems, double taxation and restrictions, and/or taxes on the repatriation of earnings;

●	dependence on third parties, including channel partners with whom we do not have extensive experience;

●	compliance with the Foreign Corrupt Practices Act, economic sanction laws and regulations, export controls, and other U.S. laws and regulations regarding international business operations;

●	increased financial accounting and reporting burdens and complexities;

●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and

●	reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies that we seek for improving our solutions and may also limit or reduce the demand for our solutions outside of the U.S.

The loss of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business and growth prospects.

We depend on the continued service and performance of our key personnel. We do not have long-term employment agreements with any of our executive officers. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity that they are to receive in connection with their employment. In addition, employees may be more likely to voluntarily exit the Company if the shares underlying their vested and unvested options, as well as unvested restricted stock units, have significantly depreciated in value resulting in the options they are holding being significantly above the market price of our common stock and the value of the restricted stock units decreasing. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be severely harmed.

Risks Related to Intellectual Property

Assertions by a third party that our solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services, require us to credit or refund subscription fees, or have other adverse effects on our business. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. Third parties may claim that our technologies or solutions infringe or otherwise violate their patents or other intellectual property rights.

If we are forced to defend ourselves against intellectual property infringement claims, whether they have merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites and technologies, and an inability to market or provide our solutions. As a result of any such claim, we may have to develop or acquire non-infringing technologies, pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust our marketing and advertising activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us, or at all.

Furthermore, we have licensed proprietary technologies from third parties that we use in our technologies and business, and we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. In addition to the general risks described above associated with intellectual property and other proprietary rights, we are subject to the additional risk that the seller of such technologies may not have appropriately created, maintained, or enforced their rights in such technology.

We rely on third-party software to develop and provide our solutions, including server software and licenses from third parties to use patented intellectual property.

We rely on software licensed from third parties to develop and offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which delay could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.

If we are unable to protect our domain names, our reputation, brand, customer base, and revenue, as well as our business and operating results, could be adversely affected.

We have registered domain names for websites (“URLs”) that we use in our business, such as www.datastoragecorp.com. If we are unable to maintain our rights in these domain names, our competitors or other third parties could capitalize on our brand recognition by using these domain names for their own benefit. In addition, although we own the Company’s domain name under various global top level domains such as .com and ..net, as well as under various country-specific domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the Company’s domain name or other potentially similar URLs. Domain names similar to ours have already been registered in the U.S. and elsewhere, and our competitors or other third parties could capitalize on our brand recognition by using domain names similar to ours. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If we lose the ability to use a domain name in a particular country, we may be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell our solutions in that country. Either result could substantially harm our business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the Company’s name in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to us.

Risks Related to the Merger

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Data Storage.

The parties’ respective obligations to complete the Merger, which we intend to effect through the merger of the Merger Sub with and into Flagship pursuant to the Merger Agreement, with Flagship being the surviving company of such Merger and thereby becoming a wholly-owned subsidiary of Data Storage, are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the Company obtaining sufficient financing in order to consummate the Merger, and the listing of the Company’s common stock on Nasdaq. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed for any reason, the ongoing business of Data Storage may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, Data Storage would be subject to a number of risks, including the following:

●	Data Storage may experience negative reactions from the financial markets, including negative impacts on the trading price of Data Storage common stock, which could affect Data Storage’s ability to secure sufficient financing in the future on attractive terms (or at all) as a standalone company, and from its customers, vendors, regulators and employees;

●	Data Storage may be required to pay Flagship an amount equal to two times Flagship’s transaction-related expenses incurred in connection with the Merger (up to a cap of $100,000) if Data Storage fails to consummate the Merger by May 31, 2021 under certain circumstances;

●	Data Storage will be required to pay its transaction-related expenses incurred in connection with the Merger, whether or not the Merger is completed;

●	the Merger Agreement (as defined herein) places certain restrictions on the operation of Flagship business prior to the closing of the Merger, and such restrictions, the waiver of which is subject to Data Storage’s consent, may prevent Flagship from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that Flagship may have otherwise made, taken or pursued if those restrictions were not in place; and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by Data Storage management and the expenditure of significant funds in the form of transaction-related fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Data Storage as an independent company.

In addition, Data Storage could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce Data Storage’s obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect Data Storage business, financial condition, financial results and common stock prices.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties to the Merger Agreement have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed. These conditions include, among others: (i) the absence of certain legal impediments, (ii) obtaining all governmental authorizations, (iii) the approval of the Merger Agreement and the Merger by Flagship’s equityholders, (v) Data Storage’s consummating an underwritten public offering, and (vi) Data Storage’s common stock being listed on the Nasdaq. In addition, the obligation of each party to the Merger Agreement to complete the Merger is subject to the accuracy of the other party’s representations and warranties in the Merger Agreement and the other party’s compliance, in all material respects, with their respective covenants and agreements in the Merger Agreement. Although we have applied to list our common stock on the Nasdaq and filed a registration statement with the SEC to conduct an underwritten public offering, there can be no assurance that the uplisting will be achieved or public offering will be consummated.

The conditions to the closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by May 31, 2021, Flagship may choose not to proceed with the Merger and require Data Storage to pay Flagship an amount equal to two times its transaction-related expenses incurred in connection with the Merger (up to a cap of $100,000). Moreover, the parties to the Merger Agreement can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger. In addition, if the Merger Agreement is terminated, Data Storage may incur substantial transaction-related expenses in connection with termination of the Merger Agreement and will not realize the anticipated benefits of the Merger.

The Merger Agreement requires Data Storage to make a closing cash payment of $5,550,000 to the former Flagship equityholders, and to issue up to $4,950,000 of Data Storage common stock to the former Flagship equityholders upon completion of and subject to adjustment based upon the 2020 and 2021 audit of Flagship’s financial statements. Such post-closing issuance of shares of Data Storage common stock to the former Flagship equityholders may result in dilution to the Data Storage stockholders.

 To the extent that Data Storage’s cash on hand and profits, if any, are not sufficient to fund such closing cash payment, Data Storage would need to raise additional capital. All statements herein concerning future operations of the combined Data Storage-Flagship company are forward-looking statements and involve risks and Financing may not be available on acceptable terms, in a timely manner or at all. If Data Storage is unable to secure financing, the Merger may be delayed or not be completed.

The combined Data Storage-Flagship company may need to raise additional capital to fund its operations

If the combined Data Storage-Flagship company needs to raise additional capital to fund its operations, it will likely seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to Data Storage’s stockholders and certain of those securities may have rights senior to those of the holders of Data Storage common stock. If the combined Data Storage-Flagship company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict its operations, fund raising capabilities or otherwise. The source, timing and availability of any future financing will depend principally upon market conditions, and may not be available when needed, at all, or on terms acceptable to the combined Data Storage-Flagship company. Lack of necessary funds may require the combined Data Storage-Flagship company to, among other things delay, scale back or eliminate some or all of the combined Data Storage-Flagship company’s planned actions and could result in Data Storage breaching the terms of the Merger Agreement relating to the post-closing cash payments to the former Flagship equityholders.

The parties to the Merger Agreement may not realize the anticipated benefits of the Merger.

While Data Storage and Flagship will continue to operate independently until the completion of the Merger, the success of the Merger will depend, in part, on Data Storage’s and Flagship’s ability to realize the anticipated benefits and cost savings from combining Data Storage’s and Flagship’s respective businesses. The ability of the parties to the Merger Agreement to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	such parties’ ability to successfully combine their respective businesses;

●	the risk that the combined businesses of such parties will not perform as expected;

●	the extent to which such parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of Data Storage’s and Flagship’s respective businesses;

●	the possibility that the aggregate consideration being paid for Flagship is greater than the value Data Storage will derive from the Merger;

●	the possibility that the combined Data Storage-Flagship company will not achieve the free cash flow that such parties have projected;

●	the reduction of cash available for operations and other uses;

●	the assumption of known and unknown liabilities of Flagship; and

●	the possibility of costly litigation challenging the Merger.

Covenants contained in the Merger Agreement requiring Data Storage to maintain the Flagship business as a stand-alone business separate from the Data Storage business during Flagship’s 2021 fiscal year, which relate to the post-closing earnout payments to be made to the former Flagship equityholders, may limit Data Storage’s ability to combine and integrate the Data Storage and Flagship businesses and realize the benefits discussed above.

If Data Storage is not able to successfully integrate the Data Storage and Flagship businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the Merger may not be realized fully or may take longer to realize than expected, and the combined Data Storage-Flagship company may not perform as expected.

Integrating Data Storage’s and Flagship’s businesses may be more difficult, time-consuming or costly than expected.

Data Storage and Flagship have operated and, until completion of the Merger will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Data Storage and Flagship in order to realize the anticipated benefits of the Merger, so the combined business performs as expected include, among others:

●	combining the companies’ separate operational, financial, reporting and corporate functions;

●	integrating the companies’ technologies, products and services;

●	identifying and eliminating redundant and underperforming operations and assets;

●	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;

●	addressing possible differences in corporate cultures and management philosophies;

●	maintaining employee morale and retaining key management and other employees;

●	attracting and recruiting prospective employees;

●	consolidating the companies’ corporate, administrative and information technology infrastructure;

●	coordinating sales, distribution and marketing efforts;

●	managing the movement of certain businesses and positions to different locations;

●	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;

●	coordinating geographically dispersed organizations; and

●	effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and, consequently, the business of the combined company.

There may be significant dilution upon consummation of the Merger since a portion of the consideration is to be paid in equity of Data Storage, the number of shares of which cannot be determined at this time.

A portion of the Merger consideration consist of shares of our common stock having a value $4,950,000, subject to reduction by the amount by which the valuation of Flagship. In addition, upon consummation of the Merger, it is anticipated that the Series A Preferred Stock will convert into 1,752,233 shares of common stock.

Data Storage and Flagship will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, vendors and customers may have an adverse effect on Data Storage or Flagship and consequently on the combined Data Storage-Flagship company after the closing of the Merger. These uncertainties may impair Data Storage’s and Flagship’s ability to retain and motivate key personnel and could cause customers and others that deal with Data Storage and Flagship, as applicable, to defer or decline entering into contracts with Data Storage or Flagship, as applicable, or making other decisions concerning Data Storage or Flagship, as applicable, or seek to change existing business relationships with Data Storage or Flagship, as applicable. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, Data Storage’s and Flagship’s businesses could be harmed. Furthermore, the Merger Agreement places certain restrictions on the operation of Flagship’s business prior to the closing of the Merger, which may delay or prevent Data Storage and Flagship from undertaking certain actions or business opportunities that may arise prior to the consummation of the Merger, and requires Data Storage to maintain the Flagship business as a stand-alone business separate from the Data Storage business during Flagship’s 2021 fiscal year, relating to the post-closing earnout payments to be made to the former Flagship equityholders, which may limit Data Storage’s ability to combine and integrate the Data Storage and Flagship businesses after consummation of the Merger.

Third parties may terminate or alter existing contracts or relationships with Flagship.

Flagship has contracts with customers, vendors and other business partners which may require it to obtain consents from those other parties in connection with the Merger. If those consents cannot be obtained, the counterparties to these contracts and other third parties with which Flagship currently has relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with Flagship in anticipation of the Merger, or with the combined Data Storage-Flagship company following the Merger. The pursuit of such rights may result in the combined Data Storage-Flagship company suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to its business. Any such --disruptions could limit the combined Data Storage-Flagship company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties to the Merger Agreement have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed. These conditions include, among others: (i) the absence of certain legal impediments, (ii) obtaining all governmental authorizations, (iii) the approval of the Merger Agreement and the Merger by Flagship’s equityholders, (v) Data Storage’s receipt of sufficient financing in order to consummate the Merger, and (vi) Data Storage’s common stock being listed on the Nasdaq. In addition, the obligation of each party to the Merger Agreement to complete the Merger is subject to the accuracy of the other party’s representations and warranties in the Merger Agreement and the other party’s compliance, in all material respects, with their respective covenants and agreements in the Merger Agreement.

The conditions to the Closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by May 31, 2021, Flagship may choose not to proceed with the Merger and require Data Storage to pay Flagship an amount equal to two times its transaction-related expenses incurred in connection with the Merger (up to a cap of $100,000). Moreover, the parties to the Merger Agreement can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger. In addition, if the Merger Agreement is terminated, Data Storage may incur substantial transaction-related expenses in connection with termination of the Merger Agreement and will not realize the anticipated benefits of the Merger.

The projections and forecasts concerning the combined Data Storage-Flagship company utilized by Data Storage management in connection with the Merger may not be realized, which may adversely affect the market price of Data Storage Common Stock following the completion of the Merger.

None of the projections or forecasts concerning the combined Data Storage-Flagship company utilized by Data Storage management in connection with the Merger were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. generally accepted accounting principles (“GAAP”) or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. These projections and forecasts are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections and forecasts are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Data Storage. There can be no assurance that the financial condition of the combined Data Storage-Flagship company, including its cash flows or results of operations, will be consistent with those set forth in such projections and forecasts, which could have an adverse impact on the market price of Data Storage Common Stock or the financial position of Data Storage following the Merger.

Executive officers and directors of Data Storage and Flagship may have interests in the Merger that are different from, or in addition to, the rights of their respective stockholders and equityholders.

Executive officers of Data Storage and Flagship negotiated the terms of the Merger Agreement and Board and the Flagship managers each approved the Merger Agreement and the Merger and Flagship recommended that each of its equityholders vote in favor of the Merger. These executive officers, directors and managers may have interests in the Merger that are different from, or in addition to, those of the Data Storage stockholders or the Flagship equityholders. These interests include the continued employment of certain executive officers of Flagship by Data Storage following the Merger, an executive officer of Flagship joining the Board, and the indemnification of Data Storage and Flagship executive officers and directors.

We will incur significant transaction and Merger-related transition costs in connection with the Merger.

Data Storage and Flagship expect that they will incur significant, non-recurring costs in connection with consummating the Merger and integrating the operations of the two companies post-closing of the Merger. Data Storage and/or Flagship may each incur additional costs to retain key executives and other employees after the Merger, which could materially and adversely affect the combined Data Storage-Flagship company’s cash flow and results of operations. Data Storage and/or Flagship will also incur significant fees and expenses relating to financing arrangements and legal (including any fees, expenses and settlement costs that Data Storage may incur in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger, if any such proceedings are brought against it), accounting and other transaction fees and expenses associated with consummating the Merger. Some of these transaction fees and expenses are payable regardless of whether the Merger is completed. In addition, Data Storage may be required to pay Flagship’s transaction fees and expenses (up to a cap of $100,000) if the Merger does not close by May 31, 2021 under certain circumstances specified in the Merger Agreement. Though Data Storage will continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the Merger and the integration of the businesses of Data Storage and Flagship.

We may be the target of securities class action and derivative lawsuits in connection with the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Data Storage’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect Data Storage’s or, if the Merger is completed but delayed, the combined Data Storage-Flagship company’s business, financial position and results of operations. As of the date of this Annual Report, no such lawsuits have been filed in connection with the Merger and we cannot predict whether any will be filed.

The lack of a public market for Flagship equity interests makes it difficult to determine the fair market value of the Flagship equity interest, and so Data Storage may pay more than the fair market value of the Flagship equity interests.

Flagship is a privately-held company and its equity interests are not traded in any public market. The lack of a public market makes it difficult to determine Flagship’s fair market value. Because the percentage of Data Storage’s outstanding common stock to be issued to Flagship equityholders in connection with the Merger was determined based on negotiations between the parties to the Merger Agreement and will not change based upon the value of Data Storage’s common stock. Data Storage may pay more than fair market value for Flagship.

The post-Merger market price for shares of Data Storage Common Stock may be affected by factors different from those affecting the market price for shares of Data Storage Common Stock prior to the Merger.

Upon completion of the Merger, the shares of Data Storage common stock will reflect both the Data Storage and Flagship businesses and results of operations. Data Storage’s and Flagship’s respective business differ, and accordingly the results of operations of the combined Data Storage/Flagship company, and the post-Merger market price of Data Storage common stock, will be affected by factors different from the pre-Merger results of operations of Data Storage and the pre-Merger market price of Data Storage common stock.

The market price for our shares of Common Stock may decline as a result of the Merger, including as a result of some Data Storage stockholders adjusting their portfolios.

The market value of Data Storage common stock at the time of consummation of the Merger may vary significantly from the price of Data Storage common stock on the date the Merger Agreement was executed and the date of this Annual Report. Following consummation of the Merger, the market price of Data Storage common stock may decline if, among other things, the operational cost savings estimates in connection with the integration of Data Storage’s and Flagship’s respective businesses are not realized, or if the costs related to the Merger are greater than expected, or if the financing related to the Merger is on unfavorable terms. The market price also may decline if the combined Data Storage-Flagship company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on the financial position, results of operations or cash flows of the combined Data Storage-Flagship company is not consistent with the expectations of financial or industry analysts.

In addition, sales of Data Storage common stock by Data Storage’s stockholders after the completion of the Merger may cause the market price of Data Storage common stock to decrease.

Any of these events may make it more difficult for Data Storage to sell equity or equity-related securities, dilute your ownership interest in Data Storage and have an adverse impact on the price of Data Storage common stock.

Data Storage does not expect to declare any cash dividends in the foreseeable future.

After the completion of the Merger, Data Storage does not anticipate declaring any cash dividends to holders of Data Storage common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The Merger may not be accretive, and may be dilutive, to the combined Data Storage-Flagship company’s earnings per share, which may negatively affect the market price of shares of Data Storage common stock.

Data Storage currently believes that the Merger will result in a number of benefits, including cost savings, operating efficiencies, and stronger demand for the products and services of the combined Data Storage-Flagship company, and that the Merger will be accretive to the combined Data Storage-Flagship company’s earnings. This belief is based, in part, on preliminary current estimates that may materially change. In addition, future events and conditions, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Merger, could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, or decrease in or delay of any accretion to, the combined Data Storage-Flagship company’s earnings per share could cause the price of shares of Data Storage common stock to decline or grow at a reduced rate.

Any failure by Flagship to comply with the terms of its outstanding indebtedness following the Merger could result in a default under the terms of such indebtedness that, if uncured, it could result in a foreclosure action against the pledged assets and legal action against the Company, as guarantor of that indebtedness.

Flagship currently has outstanding approximately $525,000 in principal under its line of credit with Bank United, N.A. (the “Bank United Indebtedness”), as well as approximately $499,900 in principal under its Economic Injury Disaster Loan from the U.S. Small Business Administration (the “EIDL Indebtedness” and, together with the Bank United Indebtedness, the “Flagship Indebtedness”), both of which will remain outstanding following the Merger. In addition to pledge of Flagship’s assets, the Flagship Indebtedness is currently secured by personal guarantees provided by certain Flagship equityholders who are also senior executives of Flagship. In connection with consummation of the Merger, those personal guarantees will be replaced by a parent guarantee from the Company, resulting in the Flagship Indebtedness effectively becoming an obligation of the Company upon consummation of the Merger. If Flagship fails to repay the Flagship Indebtedness or otherwise does not comply with the terms of the Flagship Indebtedness following consummation of the Merger, the applicable lender could declare a default under the loan documents for such Flagship Indebtedness, foreclose on the assets pledged to secure such Flagship Indebtedness, and enforce the parent guarantee of the Flagship Indebtedness provided by the Company. Any such action would have a serious disruptive effect on the operations of Flagship and the Company.

Risks Relating to our Common Stock and Securities

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 11, 2021, the reported low sale price of our common stock was $0.42, and the reported high sales price was $0.97. For comparison purposes, on October 1, 2020, the price of our common stock closed at $0.14 per share while on February 11, 2021, our stock price closed at $0.76 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	an announcement that we have effected a reverse split of our common stock;

●	our failure to become profitable;

●	our failure to raise working capital;

●	any acquisitions we may consummate, including, but not limited to, the Merger;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial forecasts we publicly disclose;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability;

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Even if the Board approves a reverse stock split of our common stock at a ratio that currently achieves the requisite increase in the market price of our common stock for listing of our common stock on Nasdaq, we cannot assure you that the market price of our common stock will remain high enough for such reverse split to have the intended effect of complying with The Nasdaq Capital Market’s minimum bid price requirement; and if we effect a reverse stock split, we cannot assure you that we will meet The Nasdaq Capital Market’s minimum requirements or standards.

In the Fall of 2019, we publicly disclosed that we were seeking to list our common stock on the Nasdaq. In order to be listed, we must meet certain rules relating to our stock price which at current levels we do not meet and as a result we anticipate effecting a reverse stock split, at a range of between a 1-2 and a 1-60 reverse split, to meet the minimum price requirement. Even if the reverse stock split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum price of Nasdaq, there can be no assurance that (i) the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement, or (ii) if we effect a reverse stock split, we will meet Nasdaq’s minimum requirements or standards. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

If we are unable to satisfy these requirements or standards, we would not be able to meet Nasdaq’s initial listing standards. We can provide no assurance that any such action taken by us would allow our common stock to be listed, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Even if the reverse stock split increases the market price of our common stock and we meet Nasdaq’s initial listing requirements, there can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a de-listing of our common stock.

Our common stock is currently quoted on the OTCQB. We have applied to list our common stock on Nasdaq. There is no assurance that our common stock will ever be listed on Nasdaq or that we will be able to comply with such applicable listing standards. Should our common stock be listed on Nasdaq, in order to maintain that listing, Nasdaq requires that the trading price of a company’s listed stock on Nasdaq remain above one dollar in order for such stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares of common stock and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

There is no assurance that once listed on Nasdaq we will not continue to experience volatility in our share price.

The OTCQB, where our common stock is currently quoted, is an inter-dealer, over-the-counter market that provides significantly less liquidity than Nasdaq. Our common stock is thinly traded due to the limited number of shares available for trading on the OTCQB thus causing large swings in price. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original purchase price or at any price. If an active market for our common stock develops and continues, our common stock price may nevertheless be volatile. If our common stock experiences volatility as it has in the past, investors may not be able to sell their common stock at or above their original purchase price or at any price. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our common stock price may decline substantially in a short period of time. As a result, our shareholders could suffer losses or be unable to liquidate their holdings. No assurance can be given that the price of our common stock will become less volatile when listed on Nasdaq.

If an active public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a “penny stock,” and trading in our common stock is currently subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a “penny stock,” and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

Upon exercise of our outstanding options or warrants and upon conversion of our convertible Series A Preferred Stock, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants, and shares of our convertible preferred stock. As of March 31, 2021, there were options, warrants, and shares of convertible preferred stock outstanding, convertible into 10,191,552 shares of common stock, respectively. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of large blocks of our common stock could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

We do not expect to declare any common stock cash dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of Data Storage common stock in the foreseeable future. Consequently, common stockholders may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Provisions of Nevada law could delay or prevent an acquisition of Data Storage, even if the acquisition would be beneficial to its stockholders and could make it more difficult for stockholders to change Data Storage’s management.

Data Storage is subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include: limitations on the ability to engage in any “combination” with an “interested stockholder” (each, as defined in the NRS) for two years from the date the person first becomes an “interested stockholder”; being subject to Sections 78.378 to 78.3793 of the NRS and allowing an “acquiring person” to obtain voting rights in “control shares” without shareholder approval; the ability of the Board to issue shares of currently undesignated and unissued preferred stock without prior stockholder approval; limitations on the ability of stockholders to call special meetings; and the ability of the Board to amend its amended Bylaws without stockholder approval. For more information, please see the section entitled “Nevada Anti-Takeover Statutes.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2. PROPERTIES

We currently have three leases for office space, with two offices located in Melville, NY, and one office in Warwick, RI. Our principal offices are located at 48 South Service Road, Suite 203, Melville, NY 11747. We also maintain offices located at 535 Centerville Road, Warwick, RI 02886, and data centers in New York, Massachusetts, North Carolina and Texas. Our corporate telephone number is (212) 564-4922. We believe our current offices and facilities are adequate for the near future.

From 2016 until August 31, 2019, we leased office space in Melville, N.Y. for monthly payments of $8,382. Upon termination of the lease in August 2019, we entered into a new lease for a technology lab in a smaller space commencing on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

The lease for office space in Warwick, RI, calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and originally expired on January 31, 2019. We extended this lease until January 31, 2020 and this lease was further extended until January 31, 2021. The annual base rent shall be $31,176 payable in equal monthly installments of $2,598. We have satisfied the terms of the lease and no longer occupy this premise.

We also lease rack space in New York, Massachusetts and North Carolina. These leases are month to month and the monthly rent is approximately $25,000.

In 2020 we entered into a new rack space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,905.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Markets under the symbol “DTST”.

Holders of Our Common Stock

As of March 31, 2021, we had [41] shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held or record by Cede & co. as one stockholder.

Dividend Policy

DSC has not declared or paid dividends on common stock since its formation and does not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of DSC’s Board of Directors (the “Board of Directors” or the “Board”) and will depend on the then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. Each share of Series A Preferred Stock entitles its holder to receive cash dividends at a rate of ten percent (10%) per annum on the original issue price, compounding annually, in preference to holders of common stock. Preferred dividends are accrued quarterly. No Preferred dividends have been paid to date.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2020 that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2020.

Equity Compensation Plan Information

See Part II–Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

ITEM 6. SELECTED FINANCIAL DATA

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

COMPANY OVERVIEW

The Company is a 25-year veteran in Business Continuity services, providing Disaster Recovery, Infrastructure as a Service, Cyber Security and Data Analytics. We provide our clients subscription based, long term agreements for Disaster Recovery as a Service solutions, Infrastructure as a Service product, telecommunications solutions, and high processing on site computing power and software solutions. While a significant portion of our revenue has been subscription based, we also generate revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and managed service solutions.

Headquartered in Melville, NY, we provide solutions and services to a broad range of customers in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. We maintain an internal business development team as well as a contracted independent distribution channel. DSC’s contracted distributors have the ability to provide disaster recovery and hybrid cloud solutions and IBM and Intel Infrastructure as a Service cloud-based solutions, without having to invest in infrastructure, data centers or telecommunication services or, in specialized technical staff, which substantially lowers the barrier of entry for the distributor to provide our solutions to their client base.

During 2020, we added new distributors, hired additional management focused on building our sales and marketing distribution, and expanded our technology assets in Dallas, TX. We also recently expanded our offering of cybersecurity solutions for remote tele-computing with ezSecurity™, a new 2020 product.

Our target marketplace for Infrastructure as a Service and Disaster Recovery as a Service globally is estimated at over one million Virtual IBM Power servers in the finance, retail, healthcare, government, and distribution industries and sectors according to the most recent information received from IBM. While Infrastructure as a Service and Disaster Recovery as a Service solutions are our core products, we also continue to provide ancillary solutions in this market.

For the past two decades, our mission has been to protect our clients’ data twenty-four hours a day, ensuring business continuity, and assisting in their compliance requirements, while providing better management and control over the clients’ digital information.

Our October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), including the remaining 50% of the assets of Secure Infrastructure & Services LLC, accelerated our strategy into cloud based managed services, expanded cybersecurity solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support. We intend to continue our strategy of growth through synergistic acquisitions.

Our offices in New York include a technology center and lab, which are adapted to meet technology needs of our clients. In addition to office staffing, we employ additional remote staff. DSC maintains its infrastructure, storage and networking equipment required to provide our subscription solutions in four geographically diverse data centers located in New York, Massachusetts, Texas and North Carolina.

RESULTS OF OPERATIONS

Year ended December 31, 2020 as compared to December 31, 2019

Revenue

Sales for the year ended December 31, 2020 increased by approximately 10% to $9,320,933 as compared to sales for the year ended December 31,2019 or $8,483,608. We derive our sales from five types of services that we provide: infrastructure & disaster recovery / cloud services which is the largest source of our sales, followed by equipment and software sales, managed services, professional fees and Nexxis VOIP and internet access services. The infrastructure & disaster recovery / cloud services are subscription-based. We also provide equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The professional services are providing the client IaaS and or Disaster Recovery implementation services as well as time and materials billing. Substantially all of our sales were to customers in the United States, with less than 2% of our sales to international customers.

The following chart details the changes in our sales for the years ended December 31, 2020 and 2019, respectively.

	For the Year
	Ended December 31,
	2020	2019	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$5,806,370	$5,437,684	$368,686	6.8%
Equipment and Software	2,074,911	1,784,658	290,253	16%
Managed Services	380,701	365,767	14,934	4%
Professional Fees	362,375	411,475	(49,100)	(12)%
Nexxis VoIP Services	696,576	484,024	212,552	44%
Total Sales	$9,320,933	$8,483,608	$837,325	10%

The increase is primarily attributable to an increase in our infrastructure & disaster recovery/ cloud subscription services due to a higher demand for IBM Power systems cloud hosting. Additionally, during the year ended December 31, 2020, existing clients subscribed to increase their data storage and add new schedules onto their agreements

The increase in equipment and software sales is a result of upgrading to newer technology “on premise” client equipment and software.

Expenses

Cost of Sales. For the year ended December 31, 2020, cost of sales was $5,425,205, an increase of $678,904 or 14% compared to $4,746,031 for the year ended December 31, 2019. The increase is primarily attributable to expenses associated with the data centers for infrastructure and disaster recovery cloud services including new IBM systems, storage and network equipment for the Raleigh, NC expansion and new Dallas data center location. There were also additional costs related to the Nexxis VOIP services division, 80% owned subsidiary of the Company and equipment purchases for sale.

Operating Expenses. For the year ended December 31, 2020, operating expenses were $3,896,791, an increase of $365,738, or 13%, as compared to $3,531,053 for the year ended December 31, 2019. The net increase is reflected in the chart below.

	For the Year
	Ended December 31,
	2020	2019	$ Change	% Change
Increase in Salaries	$1,146,521	$825,647	$320,604	39%
Increase in Officer’s Salaries	777,766	540,906	236,860	44%
Decrease in Professional Fees	208,775	309,036	(100,261)	(32)%
Increase in Software as a Service Expense	141,642	102,874	38,768	38%
Increase in Advertising Expenses	309,003	259,920	49,083	19%
Decrease in Commissions Expense	870,431	890,920	(20,489)	(2)%
Decrease in all Other Expenses	442,653	601,802	(159,149)	(26)%
Total Selling, General and Administrative Expenses	$3,896,791	$3,531,053	$365,738	10%

Salaries increased due to new hires during 2020, employee raises, and increased stock-based compensation from options issued to employees under our stock incentive program.

Officer’s Salaries increased due to raises granted to senior management.

Professional fees decreased primarily due to a reduction of services needed from an investment banking firm and investor relationship firms.

Software as a Service Expense (SaaS) increased due to additional costs paid to existing vendors to make improvements in Salesforce and purchases of new user licenses.

Advertising Expenses increased primarily due to additional marketing campaigns for Data Storage, which was offset by a decrease in marketing campaigns for Nexxis.

Commissions vary due to different contractual agreements with both the contracted distributors and employees.

All Other Expenses decreased primarily due to the reduction of travel and costs associated with the employees working from home due to the pandemic. In addition, the expenses related to our office space in Melville, New York and insurance were reduced compared to the prior period.

Other Income (Expense)

Interest expense for the year ended December 31, 2020 decreased $1,849 to $175,602 from $177,451 for the year ended December 31, 2019.

Gain on contingent liability was $350,000 for the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019. In connection with our October 2012 acquisition of certain assets (the “ML Assets”) of Message Logic, Inc. (“Message Logic”), we maintained ownership of the ML Assets subject to a security interest in the ML Assets held by a third party banking institution (the “Bank”) in connection with a secured loan made by the Bank to Message Logic in June 2012 in the amount of $350,000 (the “ML Loan”). During 2020, we made a strategic decision to cease utilizing the ML Assets in its operations and advised the Bank of such information. The Bank did not seek repayment of the ML Loan and DSC was not obligated under the agreement. In connection with this and as a result, we recorded a gain on contingent liability in the amount of $350,000.

Net Income

Net income for the year ended December 31, 2020 was $173,359, as compared to a net income of $29,323 for the year ended December 31, 2019.

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

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which may require a renegotiation of related party capital equipment leases, a reduction in advertising and marketing programs, renegotiation of our arrangement with Nexxis and/or a reduction in salaries for officers that are major shareholders.

We have long term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe our total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest, distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power ” and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

If the Merger is consummated, we will require additional funding to finance the cash consideration and the Merger Agreement provides for a right of termination by us and the Flagship Equityholders if we have not consummated an underwritten public offering by May 31, 2021. There can be no assurance that we can complete an underwritten public offering by May 31, 2021 or that such offering will result in adequate funding to finance the Merger. We currently do not have any committed sources of outside financing.

During the year ended December 31, 2020, DSC’s cash increased $567,037 to $893,598 from $326,561 for the year ended December 31, 2019. Net cash of $1,110,679 was provided by DSC’s operating activities resulting primarily from depreciation and amortization expense of $1,032,566. Net of PPP loan borrowings, $362,570 was used in financing activities resulting primarily from payments on lease obligations for equipment leases, including $718,690 of lease payments to related parties.

DSC’s working capital deficit was $2,666,448 at December 31, 2020, increasing by $84,790 from $2,571,583 at December 31, 2019.

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

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk- free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance was adopted on January 1, 2020 and did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The new guidance, is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.

OFF-BALANCE SHEET TRANSACTIONS

DSC has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company this item is not required

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Storage Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill at December 31, 2020 was $3,015,700, which arose as a result of the purchase price of business acquisitions exceeding the estimated fair value of identified tangible and intangible assets acquired. The Company’s intangible assets at December 31, 2020, were $455,935 which principally consist of trademarks and customer relationships.

Goodwill and intangible assets are tested for impairment as follows:

•	Goodwill is tested for impairment at least annually at the reporting unit level or more frequently when events occur, or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair value is estimated based upon discounted future cash flow projections. If the carrying value of the asset exceeds its fair value, an impairment charge is recorded.
•	Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted cash flows is less than the carrying value of a intangible asset, an impairment charge would be recorded.

The Company utilized a valuation consultant to perform an impairment test on both goodwill and intangible assets. There was no impairment loss identified during 2020 as a result of the test. The determination of the future cash flows of the goodwill and intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on goodwill and intangible assets requires management judgments and involves significant assumptions.

We identified the impairment assessment of goodwill and intangible assets as a critical audit matter. Auditing management’s judgments regarding the evaluation of impairment indicators, forecasts of future revenue and operating margin, and the discount rate to be applied involve a high degree of subjectivity.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Reviewing management’s evaluation of relevant events and circumstances to determine whether it is more likely than not that the fair value of the Company is less than its carrying value, and then corroborate that analysis with external information and evidence obtained in other areas of the audit.
•	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating the appropriateness of the valuation techniques used in management’s discounted cash flow model, (ii) evaluating the significant assumptions used by management including comparing with third party market data, (iii) performing a retrospective review of forecasts to historical operating results and evaluating whether the assumptions used were reasonable considering current information as well as future expectations as well as using additional evidence obtained in other areas of the audit, (iv) performing recalculations of the methods utilized by management.
•	Testing completeness and accuracy of the data used in the impairment analysis.

/s/ Rosenberg Rich Baker Berman & Company, P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

March 31, 2021

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$893,598	$326,561
Accounts receivable (less allowance for doubtful accounts of $30,000 in 2020 and 2019)	554,587	691,436
Prepaid expenses and other current assets	239,472	80,728
Total Current Assets	1,687,657	1,098,725

Property and Equipment:
Property and equipment	7,845,423	6,894,087
Less—Accumulated depreciation	(5,543,822)	(4,705,256)
Net Property and Equipment	2,301,601	2,188,831

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	241,911	324,267
Other assets	49,310	65,433
Intangible assets, net	455,935	649,934
Total Other Assets	3,762,856	4,055,334

Total Assets	$7,752,114	$7,342,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$979,552	$906,716
Dividend payable	1,115,674	970,997
Deferred revenue	461,893	432,942
Line of credit	24	75,000
Finance leases payable	168,139	-
Finance leases payable related party	1,149,403	833,148
Operating lease liabilities short term	104,549	101,505
Note payable	374,871	350,000
Total Current Liabilities	4,354,105	3,670,308

Note payable long term	107,106	--
Operating lease liabilities long term	147,525	231,312
Finance leases payable, long term	247,677	--
Finance leases payable related party, long term	974,743	1,713,122
Total Long Term Liabilities	1,477,051	1,944,434

Total Liabilities	5,831,156	5,614,742

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 128,539,418 and 128,439,418 shares issued and outstanding in 2020 and 2019, respectively	128,539	128,439
Additional paid in capital	17,620,459	17,456,431
Accumulated deficit	(15,734,737)	(15,790,076)
Total Data Storage Corp Stockholders’ Equity	2,015,663	1,796,196
Non-controlling interest in consolidated subsidiary	(94,705)	(68,048)
Total Stockholders’ Equity	1,920,958	1,728,148
Total Liabilities and Stockholders’ Equity	$7,752,114	$7,342,890

 The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2020	2019

Sales	$9,320,933	$8,483,608

Cost of sales	5,425,205	4,746,031

Gross Profit	3,895,728	3,737,577

Selling, general and administrative	3,896,791	3,531,053

(Loss) Income from Operations	(1,063)	206,524

Other Income (Expense)
Interest income	24	250
Interest expense	(175,602)	(177,451)
Gain on extinguishment of contingent liability	350,000	-
Total Other Income (Expense)	174,422	(177,201)

Income before provision for income taxes	173,359	29,323

Provision for income taxes	--	—

Net Income	173,359	29,323

Non-controlling interest in consolidated subsidiary	26,657	40,537

Net Income attributable to Data Storage Corporation	200,016	69,860

Preferred Stock Dividends	(144,677)	(124,312)

Net Income (Loss) Attributable to Common Stockholders	$55,339	$(54,452)

Earnings (Loss) per Share – Basic	$0.00	$0.00
Earnings (Loss) per Share – Diluted	$0.00	$0.00
Weighted Average Number of Shares - Basic	128,526,267	128,156,678
Weighted Average Number of Shares - Diluted	134,640,419	128,156,678

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$173,359	$29,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,032,566	896,697
Stock based compensation	158,728	41,340
Gain on extinguishment of contingent liability	(350,000)	--
Changes in Assets and Liabilities:
Accounts receivable	136,849	(160,191)
Other assets	16,126	--
Prepaid expenses and other current assets	(132,132)	87,163
Right of use asset	82,356	(324,267)
Accounts payable and accrued expenses	44,620	(81,862)
Deferred revenue	28,951	(2,464)
Deferred rent	--	(18,890)
Operating lease liability	(80,743)	332,817
Net Cash Provided by Operating Activities	1,110,679	799,666
Cash Flows from Investing Activities:
Capital expenditures	(181,072)	(40,355)
Net Cash Used in Investing Activities	(181,072)	(40,355)
Cash Flows from Financing Activities:
Repayments of capital lease obligations	--	--
Proceeds from issuance of note payable	481,977	-
Repayments of finance lease obligations related party	(718,690)	(741,940)
Repayments of finance lease obligations	(56,281)	--
Cash received for the exercised of options	5,400	5,400
Advance from Credit Line	--	75,000
Repayment of Credit Line	(74,976)	--
Net Cash Used in Financing Activities	(362,570)	(661,540)
Increase in Cash and Cash Equivalents	567,037	97,771
Cash and Cash Equivalents, Beginning of Year	326,561	228,790
Cash and Cash Equivalents, End of Year	$893,598	$326,561
Supplemental Disclosures:
Cash paid for interest	$168,837	$177,451
Cash paid for income taxes	$--	$--
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$144,677	$124,312
Assets acquired by finance lease	$808,261	$1,560,021

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, January 1, 2019	1,401,786	$1,402	128,139,418	$128,139	$17,409,989	$(15,735,624)	$(27,511)	$1,776,395

Stock Options Issued as Compensation	—	—	—	—	15,342	—	—	15,342
Net Income	—	—	—	—		69,860	(40,537)	29,323
Common Stock Issued as Compensation	—	—	200,000	200	25,800	--	—	26,000
Stock Options Exercise			100,000	100	5,300			5,400
Preferred Stock	—	—	—	—	—	(124,312)	—	(124,312)
Balance, December 31, 2019	1,401,786	1,402	128,139,418	128,139	17,456,431	(15,790,076)	(68,048)	1,728,148
Stock Options Issued as Compensation					158,728			158,728
Stock Options Exercise			100,000	100	5,300			5,400
Net Income						200,016	(26,657)	173,359
Preferred Stock						(144,677)		(144,677)
Balance, December 31, 2020	1,401,786	$1,402	128,539,418	$128,539	$17,620,459	(15,734,737)	$(94,705)	$1,920,958

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP type solutions.

Headquartered in Melville, NY, with additional offices in Warwick, RI, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, New Jersey, Massachusetts, North Carolina and Texas.

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

As reflected in the consolidated financial statements, the Company had a net income (loss) available to common stockholders of $55,339 and $(54,452) for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, DSC had cash of $893,598 and a working capital deficiency of $2,666,448. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern, which as described below we have concluded has been alleviated.

During the year ended December 31, 2020, the Company generated cash from operations of $1,110,679 with continued revenue growth. Further, the Company has no capital expenditure commitments and the Company’s offices have been consolidated and fully staffed and with sufficient room for growth.

If necessary, management also determined that it is probable that related party sources of debt financing and capitalized leases can be renegotiated based on management’s history of being able to raise and refinance debt through related parties.

As a result of the current favorable trends of improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern has been alleviated.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance was adopted on January 1, 2020 and did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The new guidance, is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments
●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include the Company’s notes payable and capital lease obligations. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. As such, the Company measures goodwill and intangible assets on a non-recurring basis. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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

For the year ended December 31, 2020, DSC had three customers with an accounts receivable balance representing 45% of total accounts receivable. For the year ended December 31, 2019, DSC had three customers with an accounts receivable balance representing 38% of total accounts receivable.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives or the remaining term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2020 and 2019, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2020 and 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2019, 2018, 2017 and 2016 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Year
Ended December 31, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,691,133	$115,237	$5,806,370
Equipment and Software	2,074,911	-	2,074,911
Managed Services	380,701	-	380,701
Professional Fees	362,375	-	362,375
Nexxis VoIP Services	696,576	-	696,576
Total Revenue	$9,205,696	$115,237	$9,320,933

For the Year
Ended December 31, 2019
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,223,868	$213,816	$5,437,684
Equipment and Software	1,784,658	—	1,784,658
Managed Services	365,767	—	365,767
Professional Fees	411,475	—	411,475
Nexxis VoIP Services	484,024	—	484,024
Total Revenue	$8,269,792	$213,816	$8,483,608

For the Year
Ended December 31,
Timing of revenue recognition	2020	2019
Products transferred at a point in time	$2,817,987	$2,196,133
Products and services transferred over time	6,502,946	6,287,475
Total Revenue	$9,320,933	$8,483,608

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on a quarterly or annual basis, deferred revenue is recorded and amortized over the life of the contract.

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Disaster Recovery as a Service (“DRaaS”): subscription-based service that instantly encrypts and transfers data to secure location further replicates the data to a second DSC data center where it remains encrypted. Provides 10 hour or less recovery time

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $309,003 and $259,920 for advertising costs for the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Net Income (Loss) Available to Common Shareholders	$55,339	$(54,452)

Weighted average number of common shares - basic	128,526,267	128,156,678
Dilutive securities
Options	5,980,818	--
Warrants	133,334	--
Weighted average number of common shares - diluted	134,640,419	128,156,678

Earnings (Loss) per share, basic	$0.00	$0.00
Earnings (Loss) per share, diluted	$0.00	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	December 31,
	2020	2019
Options	2,325,168	8,425,824
Warrants	133,334	133,334
	2,458,502	8,425,824

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2020	2019
Storage equipment	$756,236	$756,236
Website and software	533,417	533,417
Furniture and fixtures	17,441	27,131
Leasehold improvements	20,983	16,846
Computer hardware and software	1,236,329	1,218,464
Data center equipment	5,281,017	4,341,993
	7,845,423	6,894,087
Less: Accumulated depreciation	5,543,822	4,705,256
Net property and equipment	$2,301,601	$2,188,831

Depreciation expense for the years ended December 31, 2020 and 2019 was $838,566 and $699,918, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		December 31, 2020
	Estimated life in years	Gross amount	Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5 - 15	897,274	897,274	—
ABC acquired contracts	5	310,000	258,333	51,667
SIAS acquired contracts	5	660,000	550,000	110,000
Non-compete agreements	4	272,147	272,147	-
Total intangible assets subject to amortization		2,139,421	1,977,754	161,667
Total Goodwill and Intangible Assets		$5,449,389	$1,977,754	$3,471,635

The scheduled remaining amortization is as follows:

Years ending December 31,
2021	$161,667
Total	$161,667

Amortization expense for the years ended December 31, 2020 and 2019 were $194,000 and $196,779 respectively.

Note 5 –Leases

Operating Leases

The Company currently has three leases for office space, with two offices located in Melville, NY, and one office in Warwick, RI.

The first lease for office space in Melville, NY, was assumed as part of the Company’s acquisition of ABC in 2016 and called for monthly payments of $8,382 and expiring August 31, 2019. Upon termination of the lease in August 2019, the Company entered into a new lease for a technology lab in a smaller space commencing on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

The lease for office space in Warwick, RI, calls for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and expired on January 31, 2019. The Company extended this lease until January 31, 2020. This lease was further extended until January 31, 2021. The annual base rent shall be $31,176 payable in equal monthly installments of $2,598. We have satisfied the terms of the lease and no longer occupy this premise.

The Company leases rack space in New York, Massachusetts and North Carolina.  These leases are month to month and the monthly rent is approximately $25,000.

In 2020 the Company entered into a new rack space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,905.

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

The components of lease expense were as follows:

Year Ended December 31, 2020
Finance lease:
Amortization of assets, included in depreciation and amortization expense	$814,572
Interest on lease liabilities, included in interest expense	154,858
Operating lease:
Amortization of assets, included in total operating expense	101,504
Interest on lease liabilities, included in total operating expense	20,763
Total net lease cost	$1,091,697

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$241,911

Current operating lease liabilities	104,549
Noncurrent operating lease liabilities	147,525
Total operating lease liabilities	$252,074

December 31, 2020
Finance leases:
Property and equipment, at cost	$4,366,665
Accumulated amortization	(2,267,449)
Property and equipment, net	2,099,216

Current obligations of finance leases	$1,317,542
Finance leases, net of current obligations	1,222,420
Total finance lease liabilities	$2,539,962

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$80,743
Financing cash flows related to finance leases	$774,971

Weighted average remaining lease term (in years):
Operating leases	1.72
Finance leases	2.12

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at December 31, 2020 mature as follows:

For the Year ending December 31,	Operating Leases	Finance Leases
2021	$104,549	$1,462,239
2022	107,718	849,427
2023	64,357	441,724
2024	-	-
2025	-	-
Total lease payments	276,625	2,753,390
Less: Amounts representing interest	(24,551)	(213,428)
Total lease obligations	252,074	2,539,962
Less: Current	(104,549)	(1,317,542)
	$147,525	$1,222,420

As of December 31, 2020, we had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the years ended December 31, 2020 and 2019 were $169,716 and $251,814, respectively.

Note 6 - Commitments and Contingencies

COVID 19

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families.

Under NYS Executive Order 202.6, “Essential Business,” DSC is an “Essential Business” based on the following in the Executive order number 2: Essential infrastructure including telecommunications and data centers; and, number 12: Vendors that provide essential services or products, including logistics and technology support. Further, as a result of the pandemic, all employees, including the Company’s specialized technical staff, are working remotely or in a virtual environment. DSC always maintains the ability for team members to work virtual and the Company will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to the Company’s business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information, though the Company does not believe these circumstances have, or will, materially adversely impact its internal controls or financial reporting systems. If the COVID-19 pandemic should worsen, the Company may experience disruptions to our business including, but not limited to equipment, to its workforce, or to its business relationships with other third parties. The extent to which COVID-19 impacts the Company’s operations or those of its third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on the Company’s financial results and our ability to conduct business as expected.

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s principal shareholder. As of December 31, 2020, and 2019 the balance was $24 and $75,000, respectively.

Note 7 – Long Term Debt

In connection with the Company’s October 2012 acquisition of certain assets (the “ML Assets”) of Message Logic, Inc. (“Message Logic”), the Company maintained ownership of the ML Assets subject to a security interest in the ML Assets held by a third party banking institution (the “Bank”) in connection with a secured loan made by the Bank to Message Logic in June 2012 in the amount of $350,000 (the “ML Loan”). The Bank filed a UCC-1 Financing Statement with the Secretary of State of Delaware perfecting its interest in the ML Assets (the “UCC-1 Filing”). On September 5, 2014, the Company entered into an agreement with Message Logic and the Bank pursuant to which the Company paid to the Bank the outstanding interest amount due on the ML Loan over seven months at $3,910 per month. In addition, the Company agreed to continue to make monthly interest-only payments to the Bank at $1,553 per month. The Company recorded a contingent liability as part of its option to pay off the ML Loan, terminate the UCC-1 Filing and own the ML Assets free of all liens and encumbrances. The Company stopped making interest-only payments on October 25, 2018. During 2020, the Company made a strategic decision to cease utilizing the ML Assets in its operations and advised the Bank of such information. In connection with this and as a result, the Company recorded a gain on extinguishment of contingent liability in the amount of $350,000 on the consolidated statements of operations.

On April 30, 2020, the Company was granted a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 5, 2020.  Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The company has not yet applied for the loan forgiveness.

As of December 31, 2020, if not forgiven, remaining scheduled principal payments due on notes payable are as follows:

Year ending December 31,
2021	$374,871
2022	107,106
$481,977

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock Options

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) that provided for 2,000,000 shares of common stock reserved for issuance under the terms of the 2010 Plan; which was amended on September 25, 2013 to increase the number of shares of common stock reserved for issuance under the Plan to 5,000,000 shares of common stock; which was further amended on June 20, 2017 to increase the number of shares of common stock reserved for issuance under the Plan to  8,000,000 shares of common stock; and further amended on July 1, 2019 to increase the number of shares of common stock reserved for issuance under the Plan to  10,000,000 shares of common stock. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name to the “Amended and Restated Data Storage Corporation Incentive Award Plan” (the “Plan”). The Plan was intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Plan, the Company had the right to grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which were restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards were granted pursuant to the Plan for 10 years from the Effective Date. There are 8,305,985 options outstanding under the Plan as of December 31, 2020. The 2010 Plan expired on October 21, 2020 and accordingly, there are no shares available for future grants.

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

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at January 1, 2019	5,765,519	$0.02 – 0.65	$0.26	6.8
Options Granted	2,852,537	0.05	0.05
Exercised	(100,000)	0.05	0.05
Expired/Cancelled	(92,232)	0.05	0.05
Options Outstanding at December 31, 2019	8,425,824	$0.05 – 0.65	$0.17	7.5
Options Granted	350,000	0.12 – 0.13	0.13
Exercised	(100,000)	0.05	0.05
Expire/Cancelled	(369,838)	0.35 – 0.36	0.36
Options Outstanding at December 31, 2020	8,305,986	$0.05 – 0.39	$0.13	6.6

Options Exercisable at December 31, 2020	5,227,220	$0.05 – 0.39	$0.17	5.5

Share-based compensation expense for options totaling $158,728 and $15,342 was recognized in our results for the year ended December 31, 2020 and 2019, respectively based on awards vested.

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

As of December 31, 2020, there was $264,111 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2020 and 2019 are set forth in the table below.

	2020	2019
Weighted average fair value of options granted	$0.13	$0.05
Risk-free interest rate	0.66-0.83%	1.79%
Volatility	221 – 223%	225%
Expected life (years)	10	10
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Range of Warrants Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Warrants Outstanding at January 1, 2019	133,334	$0.01	$0.01	5.5
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2019	133,334	$0.01	$0.01	4.5
Warrants Granted	—	—	—
Warrants Outstanding at December 31, 2020	133,334	$0.01	$0.01	3.5
Warrants Exercisable at December 31, 2020	133,334	$0.01	$0.01	3.5

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock (as defined below), shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Corporation. Accrued dividends at December 31, 2020 and 2019 were $1,115,674 and $970,997, respectively.

Note 9 - Income Taxes

The components of deferred taxes are as follows:

Deferred Tax Assets:

	2020	2019

Net operating loss carry-forward	$1,313,000	$1,419,000

Less: valuation allowance	(1,313,000)	(1,419,000)

Net deferred tax asset	$—	$—

The Company had federal and state net operating tax loss carry-forwards of $4,725,000 and $4,325,000, respectively as of December 31, 2020. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2020 and 2019, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is entirely due to the net operating loss carry forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2020 and 2019.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2020	2019
Expected income tax benefit (loss) at statutory rate of 21%	$79,000)	$22,000
State and local tax benefit (loss), net of federal	27,000)	7,500
Change in valuation account	(4,000)	(29,500)
Income tax expense (benefit)	$—	$—

Note 10 - Litigation

The Company currently is not involved in any litigation that it believes could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 11 – Related Party Transactions

Finance Lease Obligations – Related Party

During the years ended December 31, 2020 and 2019 the Company entered into three different related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso and Harold Schwartz collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company received funds of $37,954 and $12,794 during the years ended December 31, 2020 and 2019, respectively.

Note 12 - Subsequent Events

On January 31, 2021, the term of the lease for the Company’s location in Rhode Island expired. Employees from that location are now working remotely from their residences.

Flagship Solutions, LLC

On February 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equityholders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”), pursuant to which, upon the Closing (as defined below), the Company will acquire Flagship through the merger of Merger Sub with and into Flagship (the “Merger”), with Flagship being the surviving company in the Merger and becoming as a result its wholly-owned subsidiary. The closing of the Merger (the “Closing”) is expected to take place on or before May 31, 2021 (the “Outside Closing Date”).

Pursuant to the Merger, all of the Equity Interests that are issued and outstanding immediately prior to the effectiveness of the filing of the Articles of Merger by Flagship and Merger Sub with the Secretary of State of the State of Florida, will be converted into the right to receive an aggregate amount equal to up to $10,500,000, consisting of $5,550,000, payable in cash, subject to reduction by the amount of any excluded liabilities assumed by the Company at Closing and subject to adjustment as set forth below in connection with a net working capital adjustment, and up to $4,950,000, payable in shares of the Company’s common stock, subject to reduction by the amount by which the valuation of Flagship (the “Flagship Valuation”), as calculated based on Flagship’s unaudited pro forma 2018 financial statements and audited 2019 and 2020 financial statements (the “2020 Audit”), is less than $10,500,000. In the event that the Flagship Valuation, as calculated based on the 2020 Audit, is less than $10,500,000, then, within fifteen (15) days after completion of the audit of Flagship’s financial statements for its 2019, 2020 and 2021 fiscal years (the “2021 Audit”), the Company has agreed to pay the Equityholders, in shares of the Company’s common stock, the amount by which the Flagship Valuation, as calculated based on the 2021 Audit, exceeds the sum of $5,550,000 and the value of the shares merger consideration paid by us to the Equityholders at Closing. In addition, the cash merger consideration paid by the Company to the Equityholders at Closing shall be adjusted, on a dollar-for-dollar basis, by the amount by which Flagship’s estimated net working capital at Closing is more or is less than the target working capital amount specified in the Merger Agreement.

The parties have agreed to indemnify each other for any losses that may be incurred by them as a result of their breach of any of their representations, warranties and covenants contained in the Merger Agreement. The Company’s indemnification obligations are capped at 20% of the aggregate merger consideration paid to the Equityholders for any breach of our representations and warranties contained in the Merger Agreement, other than the representations and warranties set forth under Section 4.1 (Existence; Good Standing; Authority; Enforceability), Section 4.2 (No Conflict) and Section 4.4 (Brokers) (herein, “Fundamental Representations”). The Company’s indemnification obligations in respect of any breach by the Company of the Fundamental Representations or in the event of our willful or intentional breach of the Merger Agreement (or acts of fraud), are not capped.

Concurrently with the Closing, Flagship and Mark Wyllie, Flagship’s Chief Executive Officer, will enter into an Employment Agreement (the “Wyllie Employment Agreement”), which will become effective upon consummation of the Closing, pursuant to which Mr. Wyllie will continue to serve as Chief Executive Officer of Flagship following the Closing on the terms and conditions set forth therein. Flagship’s obligations under the Wyllie Employment Agreement will also be guaranteed by us. The Wyllie Employment Agreement will contain customary salary, bonus, employee benefits, severance and restrictive covenant provisions. In addition, pursuant to the Wyllie Employment Agreement, Mr. Wyllie will be appointed to serve as a member of the Board during the term of his employment thereunder.

The Merger Agreement further provides that it may be terminated by Flagship and the Equityholders (a “Flagship Termination”) in the event we have not consummated an underwritten public offering of our securities or listed our shares of common stock on national securities exchange such as the Nasdaq, by the Outside Closing Date, as long as such failure was not due to the breach of, or non-compliance with, the Merger Agreement by the Company or any of the Equityholders. In the event of a Flagship Termination, the Company will be required to pay Flagship and the Equityholders an amount equal to two (2) times their reasonable, documented, out-of-pocket attorneys’ and accountants’ transaction fees and expenses incurred prior to such Flagship Termination in connection with the Merger, up to a maximum aggregate amount of $100,000.

On March 4, 2021, the Company entered into a new lease agreement with Systems Trading effective April 1, 2021.  This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on March 31, 2024. The lease carries an interest rate of 8%.

On March 8, 2021, the Board approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”), and the Consenting Stockholders subsequently approved the 2021 Plan, by written consent dated March 8, 2021. An aggregate of 15,000,000 shares may be issued under this plan.

On March 8, 2021, the Board approved and stockholders owning in excess of 50% of the Company’s voting power approved an amendment to the Company’s articles of incorporation to effect a reverse stock split at a ratio of between 1:2 and 1:60, to be determined in the sole discretion of the Board at a future date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of DSC’s management, including its principal executive officer who is also its principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, DSC’s principal executive officer and principal financial officer concluded that DSC’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by DSC in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules based on the material weakness described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of DSC’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has determined that as of December 31, 2020, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2020, DSC did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future, DSC intends on adding financial staff resources to our accounting and finance department that have the requisite expertise.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in DSC’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, DSC’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of DSC’s executive officers and directors. Executive officers are elected annually by DSC’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Charles M. Piluso	67	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Harold J. Schwartz	56	Director, President
Thomas C. Kempster	54	Director, Executive Vice President
John Argen	66	Director
Joseph B. Hoffman	63	Director
Lawrence A. Maglione Jr.	59	Director
Matthew Grover	53	Director
Todd Correll	53	Director

Charles M. Piluso, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer

Mr. Piluso is DSC’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. He has served as Chief Executive Officer since 2008, Chief Financial Officer since 2014, Treasurer since 2020, and Chairman of the Board since 2008. Prior to founding DSC in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities-based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company’s Chairman and President from 1997 to 2000. Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. ITC participated in a consolidation strategy that went public in 1997 for $800 million. Mr. Piluso holds a bachelor’s degree, a Master of Arts in Political Science and Public Administration and a Master of Business Administration all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, served on the Board of Trustees of Molloy College. Mr. Piluso served on the Board of Governors at St. John’s University from 2001 to 2016 and Governor Emeritus; and, is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

We believe that Mr. Piluso is qualified to serve as a member of our Board due to his technical expertise and management experience of technology and communications companies.

Harold J. Schwartz, President and Director

Mr. Schwartz is DSC’s President and serves as a Director. He has served as President and Director since December 2016 and served as Treasurer from 2016 to 2020. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he was responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading, Inc., a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

We believe that Mr. Schwartz is qualified to serve as a member of our Board due to his proven ability to strengthen and improve the operations of the companies he has been a part of his experience in sales and business development and his knowledge of the industry.

Thomas C. Kempster, President of Technical Operations and Director

Mr. Kempster is DSC’s President of Service Operations and serves as a Director. Until March 29, 2021 he had served as DSC’s President of Technical Operations. He has served as Director since December 2016, Executive Vice President since 2020, and served as Secretary from 2016 to 2020. Prior to DCS’s acquisition of ABC in 2016, Mr. Kempster founded and developed ABC Services, Inc., a solutions provider specializing in IBM power environments since 1994. Mr. Kempster was ABC’s visionary and was responsible for developing strategic partnerships with many industry leaders such as IBM, Microsoft, and VMware to build a successful solution-driven business. ABC Services, Inc., with the help of its strategic partnerships, worked with organizations across the United States and continued to expand. Mr. Kempster began his career in 1985 as a computer technician at Systems Configuration Services (SCS) where he was trained on IBM System hardware and software operating systems. In 1989, he was hired by Diversified Data Corp. as their general manager to assist in building a Technical Division to support IBM-specific sales. Mr. Kempster spearheaded the service division into a successful and profitable entity. Mr. Kempster then joined CAC Leasing where his business development experiences further inspired his vision to form ABC Services, Inc.

We believe that Mr. Kempster is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his industry experience.

John Argen, Director

Mr. Argen has been a Director since January 12, 2006. Mr. Argen has been a Business Consultant and Developer specializing in the information technology, telecommunications, and construction industries since 2003. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms. From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produce gross revenues exceeding 100 million dollars in 2000. Prior to DCC Systems Mr. Argen held senior management positions for 15 years at ITT/Metromedia and was VP of Engineering& Operations at DataNet, a Wilcox & Gibbs company for 2 years. Throughout his corporate tenure, he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. Mr. Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

We believe that Mr. Argen is qualified to serve as a member of our Board because of his practical experience in managing the growth of companies, including technology and communication companies, and his general knowledge and experience of the industry.

Joseph B. Hoffman, Director

Mr. Hoffman has been a Director since August 29,2001. Mr. Hoffman has been a partner at Kelley Drye & Warren LLP in the firm’s Washington, D.C. office since June 1999. His commercial practice focuses on real estate and corporate transactions cutting across a wide range of industries. Mr. Hoffman’s real estate practice involves developers, borrowers, lenders, buyers, sellers, landlords and tenants. Mr. Hoffman’s corporate experience includes the purchase and sale of assets and companies as well as venture capital, equipment leasing and institutional financing transactions. Mr. Hoffman represents telecommunications companies, real estate developers, lenders, venture capital funds, emerging growth companies, thoroughbred horse industry interests and high net-worth individuals. Mr. Hoffman received his Bachelor of Science, cum laude, from the University of Maryland and his Juris Doctor degree, with honors, from the George Washington University Law School.

We believe that Mr. Hoffman’s legal knowledge, leadership experience and general industry familiarity will be a substantive contribution to the Board.

Lawrence A. Maglione, Director

Mr. Maglione has been a Director since August 29, 2001. Mr. Maglione has been a partner in the accounting firm Eisner & Maglione CPAs, LLC since January 2007. Mr. Maglione, a co-founder of DSC, LLC, is a financial management veteran with more than 30 years of experience. Prior to joining the Company in 1991, Mr. Maglione was a co-founder of North American Telecommunications Corporation (“NATC”), a local phone service provider which provides local and long-distance telephone services and data connectivity to small and medium sized businesses, where Mr. Maglione served as NATC’s Chief Financial Officer and Executive Vice President from September 1997 through January 2001 where he was responsible for all finance, legal and administration functions. Prior to NATC, Mr. Maglione spent over 14 years in public accounting, and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries. Mr. Maglione holds a Bachelor of Science degree in Accountancy from Hofstra University, a Master of Science in Taxation from LIU Post, and is a Certified Public Accountant. Mr. Maglione is a member of the New York State Society of CPAs.

We believe that Mr. Maglione is qualified to serve as a member of our Board because of his managerial and executive experiences, and his in-depth knowledge of telecommunications and technology companies.

Todd A. Correll, Director

Mr. Correll has served as a Director form August 2014 until September 6, 2017 and then was reappointed to serve as a Director on November 5, 2019, and Mr. Correll previously served as a Director from 2014 to 2017. Mr. Correll has served as a financial and operations executive consultant and board member for SACo, a leading online retail operation. From 2001 through 2017, Mr. Correll founded and served as CEO of Broadsmart Florida, Inc. (“Broadsmart”), a facility-based VoIP carrier. Under Mr. Correll’s leadership as its CEO, Broadsmart grew from a local phone company to a nationwide carrier delivering IP based dial tone, broadband and ancillary services. Broadsmart was acquired by Magic Jack in 2016 for $42 million, and Mr. Correll continued to serve as its CEO until 2017. Mr. Correll attended Syracuse University. Mr. Correll holds a pilot’s license as well as a USCG Captains license.

We believe that Mr. Correll’s experience with the Company and his executive experience at telecommunications and technology companies will be a positive contribution to the Board.

Matt Grover, Director

Mr. Grover has served as a Director since November 5, 2019. Since January 2019, Mr. Grover has served as the Executive Vice President of Business Services at Altice USA (NYSE: ATUS), which is one of the largest broadband communications and video services providers in the United States, delivering broadband, pay television, mobile, proprietary content and advertising services to approximately 4.9 million residential and business customers across 21 states through its Optimum and Suddenlink brands. The company operates an advanced advertising and data business, which provides audience-based, multiscreen advertising solutions to local, regional and national businesses and advertising clients. Altice USA also offers hyper-local, national, international and business news through its News 12, Cheddar and i24NEWS networks. Mr. Grover began his 19-year Altice USA career in 2001 when he joined Altice USA’s Lightpath division as Director of Sales Planning. Since then, he has held various positions with increasing responsibilities. In 2010 Mr. Grover assumed the position of Vice President and General Manager of Optimum West Commercial Services, overseeing sales and sales operations in the Rocky Mountain States of Montana, Wyoming, Colorado, and Utah, until it was sold to Charter Communications in August 2013. From 2013 to 2018, he was Senior Vice President of Commercial Sales, Product, and Marketing. In early 2019, he was promoted to EVP of Business Services. Prior to joining Altice USA, Mr. Grover held various management positions over the course of nearly ten years, including Vice President of Sales at North American Telecom, Global Account Manager at AT&T in Los Angeles, CA, and District Sales Manager at AT&T in New York, NY. He serves as an Advisory Board Member of Data Storage Corporation and is a member of the Board of Trustees at Molloy College in Rockville Centre, NY. Mr. Grover attained his BA in Economics from Stony Brook University and earned his MBA from the University of Southern California.

We believe that Mr. Grover is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his public company experience.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
John Argen*	Chair	---	Member
Todd Correll	---	Member	---
Matthew Grover	Member	Member	---
Joseph Hoffman	Member	Chair	Member
Thomas Kempster	---	---	---
Larry Maglione	---	---	Chair
Charles M. Piluso	---	---	---
Harold J. Schwartz	---	---	---

*	John Argen serves as our independent Lead Director.

Composition of our Board of Directors

Our board of directors currently consists of eight members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

With the exception of Charles M. Piluso, Harold J. Schwartz, and Thomas C. Kempster, our Board has determined that all of our present directors and our former directors are independent, in accordance with the Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”). Our Board has determined that, under the Nasdaq Listing Rules, Charles M. Piluso, Harold J. Schwartz, and Thomas C. Kempster are not independent directors because they are employees of the Company.

Our Board has determined that: John Argen (Chair), Joseph Hoffman, and Matthew Grover are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s audit committee (the “Audit Committee”); Joseph Hoffman (Chair), Todd Correll, and Matthew Grover are independent under the Nasdaq Listing Rules independence standards for the members of our Board compensation committee (the “Compensation Committee”); and Larry Maglione (Chair), Joseph Hoffman and John Argen are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s Nominating & Corporate Governance committee (the “Nominating & Corporate Governance Committee”).

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

As of January 7, 2021, the Company has an Audit Committee consisting of non-executive directors. The Audit Committee members are: John Argen (Chair), Matthew Grover and Joseph Hoffman. DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges; however we have applied to list our common stock on the Nasdaq. The Board has determined that Joseph Hoffman is an “Audit Committee Financial Expert” as defined by SEC rules and regulations. The Audit Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.DataStorageCorp.com. The charter describes in more detail the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

As of January 7, 2021, the Company has a Compensation Committee consisting of non-executive directors. The Compensation Committee members are: Joseph Hoffman (Chair), Todd Correll and Matthew Grover. DSC’s securities are not listed on a national exchange securities and are not subject to the special corporate governance requirements of any such exchanges. The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.datastorage.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

Nominating & Corporate Governance Committee

As of January 7, 2021, the Company has a Nominating & Corporate Governance Committee consisting of non-executive directors. The Nominating & Corporate Governance Committee members include: Lawrence Maglione (Chair), John Argen and Mr. Hoffman. The Nominating & Corporate Governance Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.datastorage.com. The charter describes in more detail the nature and scope of responsibilities of the Nominating & Corporate Governance Committee.

Merger and Acquisition Committee

As of January 7, 2021, the Company has a merger and acquisition committee (the “M&A Committee”) consisting of non-executive directors. The M&A Committee members are: Lawrence Maglione (Chair), John Coghlan, John Argen, Todd Correll. DSC’s securities are not listed on a national exchange and are not subject to the special corporate governance requirements of any such exchanges.

Family Relationships

One part-time employee, reporting to our controller, is the wife of Thomas C. Kempster, our President of Technical Operations and there is no direct reporting relationship between such employee and Mr. Kempster.

Delinquent Section 16(A) Reports.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the Securities and Exchange Commission, the following officers and directors filed the following number of transactions on Section 16 beneficial ownership disclosure filings late for transactions:

●	Mr. Charles M. Piluso filed six Form 5’s for late filings with respect to nine transactions, and two Form 4’s with respect to 15 transactions.

●	Mr. John Argen filed five form 5’s for late filings with respect to five transactions.

●	Mr. John F. Coghlan filed five Form 5’s for late filings with respect to five transactions.

●	Mr. Joseph B. Hoffman filed five Form 5’s for late filings with respect to five transactions.

●	Mr. Thomas Kempster filed two Form 5’s for late filings with respect to two transactions; one Form 4 for late filings with respect to two transactions; and one Form 3 late.

●	Mr. Clifford Stein filed five Form 5’s for late filings with respect to five transactions, and one Form 4 with respect to six transactions.

●	Mr. Howard Schwartz filed three Form 5’s for late filings with respect to three transactions, and one Form 3 with respect to one transaction.

●	Mr. Lawrence Maglione filed five Form 5’s for late filings with respect to five transactions.

●	Mr. Todd Correll filed one Form 3 late with respect to one transaction.

●	Ms. Wendy Schmittzeh filed one Form 3 late with respect to six transactions.

●	Mr. Matthew Grover filed one Form 3 late with respect to one transaction.

Code of Ethics

DSC has adopted a Code of Ethics applicable to its Directors, Officers and Employees. A copy of our Code of Ethics is available on our website at www.DataStorageCorp.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2020 and December 31, 2019, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Charles M. Piluso, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board	2020 2019	$100,000 66,666	— —	— —	$	— —	— —	— —	$100,000 66,666

Harold Schwartz - President	2020 2019	$100,000 66,000	— —	— —	$	— —	— —	— —	$100,000 66,000

Tom Kempster – President of Operations	2020 2019	$129,585 118,917	— —	— —	$	— —	— —	— —	$129,585 118,917

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers or directors.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) that provided for 2,000,000 shares of common stock reserved for issuance under the terms of the 2010 Plan; which was amended on September 25, 2013 to increase the number of shares of common stock reserved for issuance under the Plan to 5,000,000 shares of common stock; which was further amended on June 20, 2017 to increase the number of shares of common stock reserved for issuance under the Plan to 8,000,000 shares of common stock; and further amended on July 1, 2019 to increase the number of shares of common stock reserved for issuance under the Plan to 10,000,000 shares of common stock. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name to the “Amended and Restated Data Storage Corporation Incentive Award Plan” (the “Plan”). The Plan was intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Plan, the Company had the right to grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which were restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards were granted pursuant to the Plan for 10 years from the Effective Date. There are 8,305,985 options outstanding under the Plan as of December 31, 2020. The 2010 Plan expired on October 21, 2020 and accordingly, there are no shares available for future grants.

On March 8, 2021, our Board and stockholders owning in excess of 50% of our outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the terms of the 2021 Plan we can grant stock options, restricted stock unit awards and other awards at levels determined appropriate by our Board and/or compensation committee. The 2021 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees, directors and consultants, and to provide long-term incentives that align the interests of our employees, directors and consultants with the interests of our stockholders. An aggregate of 15,000,000 shares of our common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes.

Outstanding Equity Awards at Fiscal Year-End December 31, 2020

		Option Awards
Name	Option Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (2) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Charles M. Piluso
(3)(6)	6/18/2012	548,780	0	0.394	6/17/2022
(3)(6)	6/18/2012	357,143	0	0.394	6/17/2022
(4)(6)	12/11/2012	33,333	0	0.150	12/10/2022
(4)	12/13/2013	33,333	0	0.150	12/12/2023
(4)	12/22/2015	66,666	0	0.350	12/21/2025
(4)	12/14/2017	66,666	0	0.050	12/14/2027
(4)(7)	12/11/2019	33,333	66,667	0.060	12/10/2023

Harold J. Schwartz
(5)	6/18/2012	2,538	0	0.394	6/17/2022
(5)(6)	12/11/2012	16,666	0	0.150	12/10/2022
(5)	12/13/2013	16,666	0	0.150	12/12/2023
(4)	12/22/2015	33,333	0	0.350	12/21/2025
(4)	12/14/2017	66,666	0	0.050	12/13/2027
(4)(7)	12/11/2019	33,333	66,667	0.060	12/10/2023

Thomas C. Kempster
(4)	12/14/2017	66,666	0	0.050	12/13/2027
(4)(7)	12/11/2019	33,333	66,667	0.060	12/10/2023

(1)	Vested options under the Plan.

(2)	Unvested options under the Plan.

(3)	On March 23, 2011 (the “Stock Grant Date”), Mr. Piluso was issued a stock grant of 571,429 shares of common stock at $0.35 per share (the “Stock Grant”). Mr. Piluso received the Stock Grant in lieu of his annual compensation for 2010. The Stock Grant was fully vested on the Stock Grant Date. The Stock Grant was issued to Mr. Piluso pursuant to the 2008 Plan. On June 18, 2012, the Stock Grant issuance was rescinded and replaced with a stock option to acquire 548,780 shares of common stock at an exercise price of $0.39 per share. In addition, on June 18, 2012, Mr. Piluso received a stock option to acquire 357,143 shares of common stock at an exercise price of $0.39 per share.

(4)	The stock options were issued in consideration for services provided as a member of the Board.

(5)	The stock options were issued in consideration for services provided as a member of the Board of Advisors.

(6)	These option awards vested 100% three months from the grant date.

(7)	These option awards vested/vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s directors during the fiscal year ended December 31, 2020. During the year ended December 31, 2020, no compensation was paid to any Company director.

Director Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan	Non- qualified deferred compensation earnings	All other compensation	Total
Charles M. Piluso	—	—	$0	—	—	—	$0
Harold Schwartz	—	—	$0	—	—	—	$0
Tom Kempster	—	—	$0	—	—	—	$0
Lawrence Maglione	—	—	$0	—	—	—	$0
John F. Coghlan	—	—	$0	—	—	—	$0
John Argen	—	—	$0	—	—	—	$0
Joseph B. Hoffman	—	—	$0	—	—	—	$0
Clifford Stein	—	—	$0	—	—	—	$0
Matthew Grover	—	—	$0	—	—	—	$0
Todd Correll	—	—	$0	—	—	—	$0

(1)The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current non-employee directors and former non-employee directors who served as directors during the year ended December 31, 2020.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2020

John Argen	299,998
John Coghlan	333,498
Todd Correll	25,000
Matthew Grover	25,000
Joseph Hoffman	299,998
Lawrence Maglione	299,998
Clifford Stein	299,998

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2021 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is 48 South Service Road, Melville, New York 11747 except for Jan Burman, 67 Clinton Road, Garden City, NY 11530.

Name of Beneficial Owner	Number of Common Shares	Percent of Class (1)	Number of Shares of Series A Preferred Stock (2)	Percent of Series A Preferred Stock Owned (2)	Total Voting Power (3)
Charles M. Piluso and affiliated entities (4) (14)	36,510,647	28.14%			27.84%
Harold J. Schwartz (5) (14)	32,804,170	25.49%			25.21%
Thomas C. Kempster (9) (10) (14)	32,034,967	24.90%			24.63%
Lawrence Maglione, Jr. (6) (14)	266,503	*			*
John Argen (7) (14)	233,331	*			*
Joseph Hoffman (8) (14)	233,331	*			*
Matthew Grover (11) (14)	8,333	*			*
Todd Correll (12) (14)	33,333	*			*

All Executive Officers and Directors as a group (8 persons)	102,124,615	78.12%			77.29%
5% or More Stockholders
Clifford Stein (13)	10,717,302	8.34%			8.25%
Jan Burman (15)			1,401,786	100%	1.1%

*	Less than 1%

(1)	Based on 128,539,418 shares of common stock outstanding as of March 31, 2021. Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 31, 2021. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	Based on 1,401,786 shares of Series A Preferred Stock outstanding as of March 31, 2021. Each share of Series A Preferred Stock converts to one share of common stock and is entitled to one vote per share of common stock into which it is convertible and votes together with the common stock.

(3)	Based on 128,539,418 shares of common stock outstanding as of March 31, 2021 and 1,401,786 shares of Series A Preferred Stock for a total of 129,941,204 votes. Percent of Total Voting Power for each beneficial owner is derived by dividing the (i) sum of the common stock votes, the number of votes of Series A Preferred Stock such holder has to cast and all securities such person has the right to acquire beneficial ownership of within 60 days of March 31, 2021, by (ii) 129,941,204 plus the amount of any securities such person has the right to acquire beneficial ownership within 60 days of March 31, 2021.

(4)	Includes (i) 13,625,634 shares of common stock held individually, (ii) 3,269,863 shares of common stock held by Piluso Family Associates, (iii) 9,204,614 shares of common stock held by The Bella Vita 2012 Trusts, (iv) 9,204,614 shares of common stock held by The Lasata 2012 Trusts, (v) stock options to acquire 1,139,254 shares of common stock at exercise prices ranging from $0.060 to $0.39, and (vi) a common stock purchase warrant exercisable to acquire 66,667 shares of common stock exercisable at $0.01. Mr. Piluso is the co-manager and has shared voting control with his spouse over the shares of common stock of the Company held by Piluso Family Associates, LLC. Mr. Piluso and his wife are the trustees of the trusts.

(5)	Includes (i) 32,334,968 shares of common stock, (ii) 300,000 shares of common stock held by Systems Trading, Inc., and (iii) 169,202 shares of common stock issuable upon the exercise of stock options at exercise prices ranging from $0.060 to $0.39. Mr. Schwartz is the owner of and has voting control over the shares of common stock of the Company held by Systems Trading, Inc.

(6)	Includes (i) 33,172 shares of common stock held individually and (ii) options to acquire 233,331 shares of common stock at exercise prices ranging from $0.05 to $0.35 per share.

(7)	Includes options to acquire 233,331 shares of common stock at exercise prices ranging from $0.05 to $0.35 per share.

(8)	Includes options to acquire 233,331 shares of common stock at exercise prices ranging from $0.05 to $0.35 per share.

(9)	Includes (i) 31,934,968 shares of common stock and (ii) 99,999 shares of common stock issuable upon the exercise of stock options at exercise prices ranging from $0.050 to $0.060 per share.

(10)	Mr. Kempster made open market sales of an aggregate of 20,000 shares of common stock between January and February 2019.

(11)	Includes options to acquire 8,333 shares of common stock exercisable at $0.054.

(12)	Includes (i) 25,000 shares of common stock and (ii) 8,333 shares of common stock issuable upon the exercise of stock options exercisable at $0.054.

(13)	Includes 10,717,302 shares of common stock.

(14)	Current officer and/or director of the Company.

(15)	Includes 1,401,786 shares of Series A Preferred Stock held individually.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we had awards outstanding under our Amended and Restated Data Storage Corporation Incentive Award Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,305,985	(1)	$0.17	--
Equity compensation plans not approved by stockholders	N/A		N/A
Total	8,305,985		$0.17	--

(1)	During the year ended December 31, 2020, we had awards outstanding under the 2010 Plan. As of the end of fiscal year 2020, we had 8,305,985 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 Plan. The securities available under the Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc. As of end of fiscal year 2020, there were warrants outstanding to purchase 133,334 shares of common stock at a weighted average exercise price of $0.001, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. The 2010 Plan expired on October 21, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2020 each of Messrs. Argen, Hoffman, Coghlan, Stein, Correll, Maglione and Grover were independent directors, as that term is defined in the federal securities laws and the Nasdaq Marketplace Rules.

On April 1, 2018, the Company entered into an equipment lease agreement with Systems Trading Inc. (“Systems Trading”), a company for which Mr. Harold J. Schwartz, our President and Director, serves as the Chief Executive Officer and President (“Systems Trading”) to refinance all leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is a four -year lease. The term of the lease ends April 16, 2022. Systems Trading is owned and operated by the Company’s President, Hal Schwartz.

On January 1, 2019, the Company entered into an equipment agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five-year lease. The term of the lease ends December 31, 2023.

On April 1, 2019, the Company entered into two equipment lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly payments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly payments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

On January 1, 2020, the Company entered into a new equipment lease agreement with Systems Trading Inc. to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2023.

On March 4, 2021, the Company entered into a new equipment lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,566.82 and expires on March 31, 2024. The lease carries an interest rate of 8%.

The Company received funds of $37,954 and $12,794 during the years ended December 31, 2020 and 2019, respectively from Nexxus Capital LLC, a company owned by Charles Piluso and Harold Schwartz. Nexxus Capital LLC was formed to purchase equipment and provide equipment leases to the Company’s customers.

Except as disclosed herein and under the section titled “Executive Compensation,” there were no related party transactions during the two year’s ended December 31, 2020 or the current year.

On December 11, 2019, we issued to (i) each of Messrs. Piluso, Schwartz and Kempster options to purchase 100,000 shares of common stock having an exercise price of $.60 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029; (ii) each of Messrs. Kempster, Coghlan, Argen, Hoffman, Stein and Maglione options to purchase 100,000 shares of common stock having an exercise price of $.54 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029; and (iii) each of Messrs. Correll and Grover options to purchase 25,000 shares of common stock having an exercise price of $.54 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate audit related fees including expenses billed to us for the years ended December 31, 2020 and 2019 by Rosenberg Rich Baker Berman & Company P.A.

	December 31,	December 31,
	2020	2019
Audit Fees and Expenses (1)	$76,000	$70,500
Tax Fees	0	7,500

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks, and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire audit committee before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2020 and 2019:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2020 and 2019

	3.	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed on June 29, 2009).

4.3#	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed on October 25, 2010).

4.4#	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on April 26, 2012).

4.5#	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.6*	Description of Securities.

10.2	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016).

10.3	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.4	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10Q (File No. 001-35384) filled November 19, 2018).

10.5#	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.6*	Buyout Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated March 15, 2018.

10.7*	FMV Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated September 14, 2018.

10.8*	Buyout Lease Agreement DSC003 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018.

10.9*	Buyout Lease Agreement DSC004 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018.

10.10*	Addendum 1 to Lease DSC003 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019.

10.11*	Addendum 1 to Lease DSC004 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019.

10.12*	Buyout Lease Agreement DSC006 between Data Storage Corporation and Systems Trading, Inc. dated November 12, 2019.

10.13	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.14	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.15*	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021.

21	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-179396) filed on February 6, 2012).

23.1*	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm

31.1*	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

 # Indicates management contract or compensatory plan.

Item16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Dated: March 31, 2021

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Charles M. Piluso, our Chief Executive Officer and Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer,	March 31, 2021
Charles M. Piluso	Chief Financial Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Harold Schwartz	President, Director	March 31, 2021
Harold Schwartz

/s/ Thomas Kempster	Executive Vice President, Director	March 31, 2021
Thomas Kempster

/s/ John Argen	Director	March 31, 2021
John Argen

/s/ Joseph Hoffman	Director	March 31, 2021
Joseph Hoffman

/s/ Lawrence Maglione	Director	March 31, 2021
Lawrence Maglione

/s/ Matthew Grover	Director	March 31, 2021
Matthew Grover

/s/ Todd Correll	Director	March 31, 2021
Todd Correll