Form 10-Q
period 2021-03-31
Data Storage Corp
filed 2021-05-17
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 South Service Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.001 per share	DTST	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 17, 2021, was 3,215,063.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$634,312	$893,598
Accounts receivable (less allowance for credit losses of $30,000 in 2021 and 2020)	724,683	554,587
Prepaid expenses and other current assets	529,490	239,472
Total Current Assets	1,888,485	1,687,657

Property and Equipment:
Property and equipment	8,152,661	7,845,423
Less—Accumulated depreciation	(5,762,511)	(5,543,822)
Net Property and Equipment	2,390,150	2,301,601

Other Assets:
Goodwill	3,015,700	3,015,700
Operating lease right-of-use assets	220,419	241,911
Other assets	49,654	49,310
Intangible assets, net	407,435	455,935
Total Other Assets	3,693,208	3,762,856

Total Assets	$7,971,843	$7,752,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,538,231	$979,552
Dividend payable	1,154,556	1,115,674
Deferred revenue	402,404	461,893
Line of credit	24	24
Finance lease payable	171,099	168,139
Finance leases payable related party	1,102,488	1,149,403
Operating lease liabilities short term	105,319	104,549
Note payable	455,200	374,871
Total Current Liabilities	4,929,321	4,354,105

Note payable long term	26,777	107,106
Operating lease liabilities long term	125,391	147,525
Finance leases payable, long term	208,035	247,677
Finance leases payable related party, long term	757,733	974,743
Total Long Term Liabilities	1,117,936	1,477,051

Total Liabilities	$6,047,257	$5,831,156

Stockholders’ Equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 1,401,786 shares issued and outstanding in each year	1,402	1,402
Common stock, par value $0.001; 250,000,000 shares authorized; 3,215,063 shares issued and outstanding in 2021 and 2020	3,213	3,213
Additional paid in capital	17,787,956	17,745,785
Accumulated deficit	(15,771,521)	(15,734,737)
Total Data Storage Corp Stockholders’ Equity	2,021,050	2,015,663
Non-controlling interest in consolidated subsidiary	(96,464)	(94,705)
Total Stockholders’ Equity	1,924,586	1,920,958
Total Liabilities and Stockholders’ Equity	$7,971,843	$7,752,114

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Sales	$2,574,691	$2,098,710

Cost of sales	1,420,899	1,216,117

Gross Profit	1,153,792	882,593

Selling, general and administrative	1,118,407	876,626

Income from Operations	35,385	5,967

Other Income (Expense)
Interest income	2	20
Interest expense	(35,047)	(46,460)
Total Other Income (Expense)	(35,045)	(46,440)

Income (Loss) before provision for income taxes	340	(40,473)

Provision for income taxes	—	—

Net Income (Loss)	340	(40,473)

Non-controlling interest in consolidated subsidiary	1,759	6,063

Net Income (Loss) attributable to Data Storage Corp	2,099	(34,410)

Preferred Stock Dividends	(38,883)	(34,186)

Net Loss attributable to Common Stockholders	$(36,784)	$(68,596)

Earning (Loss) per Share – Basic	$(0.01)	$(0.02)
Earning (Loss) per Share – Diluted	$(0.01)	$(0.02)
Weighted Average Number of Shares - Basic	3,213,485	3,212,152
Weighted Average Number of Shares - Diluted	3,213,485	3,212,152

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount (1)	Capital (1)	Deficit	Interest	Equity

Balance, January 1, 2020	1,401,786	$1,402	3,210,985	$3,211	$17,581,659	$(15,790,076)	$(68,048)	$1,728,148

Stock-based Compensation	—	—	—	—	33,048	—	—	33,048

Stock Options Exercise	—	—	2,500	3	5,397	—	—	5,400

Net Loss	—	—	—	—	—	(34,410)	(6,063)	(40,473)

Preferred Stock	—	—	—	—	—	(34,186)	—	(34,186)

Balance, March 31, 2020	1,401,786	$1,402	3,213,485	$3,214	$17,620,104	$(15,858,672)	$(74,111)	$1,691,937

Balance, January 1, 2021	1,401,786	$1,402	3,213,485	$3,213	$17,745,785	$(15,734,737)	(94,705)	$1,920,958

Stock-based Compensation	—	—	—	—	42,171	—	—	42,171
Net Income	—	—	—	—	—	2,099	(1,759)	340

Preferred Stock	—	—	—	—	—	(38,883)	—	(17,278)

Balance, March 31, 2021	1,401,786	$1,402	3,213,485	$3,213	$17,787,956	$(15,771,521)	$(96,464)	$1,924,586

(1)    Amounts have been retroactively restated for all periods to reflect the one-for-forty reverse split of common stock on May 14, 2021

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$340	$(40,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267,189	241,658
Stock based compensation	42,171	33,048
Changes in Assets and Liabilities:
Accounts receivable	(170,096)	(145,521)
Other assets	(345)	—
Prepaid expenses and other current assets	(290,018)	(29,657)
Right of use asset	21,492	20,067
Accounts payable and accrued expenses	558,679	123,890
Deferred revenue	(59,489)	113,901
Operating lease liability	(21,364)	(19,193)
Net Cash Provided by Operating Activities	348,559	297,720

Cash Flows from Investing Activities:
Capital expenditures	(257,238)	(56,812)
Net Cash Used in Investing Activities	(257,238)	(56,812)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	—	(169,711)
Repayments of finance lease obligations related party	(313,925)	—
Repayments of finance lease obligations	(36,682)	—
Cash received for the exercised of options	—	5,400
Repayment of Credit Line	—	(74,976)
Net Cash Used in Financing Activities	(350,607)	(239,287)

Net change in in Cash and Cash Equivalents	(259,286)	1,621

Cash and Cash Equivalents, Beginning of Period	893,598	326,561

Cash and Cash Equivalents, End of Period	$634,312	$328,182

Supplemental Disclosures:
Cash paid for interest	$31,971	$177,451
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of preferred stock dividend	$38,883	$34,186
Assets acquired by finance lease	$50,000	$336,165

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS) and VoIP type solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, Massachusetts, Texas and North Carolina.

Going Concern Analysis

As reflected in the Condensed Consolidated Financial statements, the Company had a net loss attributable to common shareholders of $(36,784) and $(68,596) for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, DSC had cash and cash equivalents of $634,312 and a working capital deficiency of $3,040,836. As a result, these conditions initially raised substantial doubt regarding our ability to continue as a going concern.

During the three months ended March 31, 2021, the Company provided cash from operations of $348,559 with continued revenue growth of subscription solutions. Further, the Company has no capital expenditure commitments and the Company’s offices have been consolidated and fully staffed and with sufficient room for growth.

If necessary, management also determined that it is probable that related party sources of debt financing and capitalized leases can be renegotiated based on management’s history of being able to raise and refinance debt through related parties.

As a result of the foregoing and current favorable trends of improving cash flow, and after further analysis, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern has been alleviated.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries, Data Storage Corporation, a Delaware corporation, and Data Storage FL, LLC, a Florida limited liability company and (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed on March 31, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC). As a smaller reporting company, the effective date for the Company is noted next to each major standard.

●	Derivatives and Hedging (ASC 8152) – January 1, 2021

●	Leases (ASC 842) – January 1, 2021

●	Financial Instruments — Credit Losses (ASC 326) – January 1, 2023

●	Intangibles — Goodwill and Other (ASC 350) – January 1, 2023

The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of these ASU’s.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

 Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit, notes payable and lease commitments. Management believes the estimated fair value of these accounts at March 31, 2021 approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

Cash and Cash Equivalents

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

For the three months ended March 31, 2021, DSC had two customers with an accounts receivable balance representing 58% of total accounts receivable. For the three months ended March 31, 2020, DSC had two customers with an accounts receivable balance representing 30% of total accounts receivable.

For the three months ended March 31, 2021 the Company had two customers that accounted for 36% of revenue. For the three months ended March 31, 2020 the Company had one customer that accounted for 14% of revenue.

Accounts Receivable/Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations. Accounts receivables are typically due within 30 days. The allowance for credit losses reflects the estimated accounts receivable that will not be collected due to credit losses. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients are invoiced in advance for services as reflected in deferred revenue on the Company’s balance sheet.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. For the three months ended March 31, 2021, the Company recorded deferred offering costs of $273,423, which are included in prepaid expenses.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2020 and 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2019, 2018 and 2017 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

Goodwill and Other Intangibles

In accordance with GAAP, the Company tests goodwill and other intangible assets for impairment on at least an annual basis. Impairment exists if the carrying value of a reporting unit exceeds its estimated fair value. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Infrastructure as a Service (IaaS) and Disaster Recovery Revenue

Subscription services such as Infrastructure as a Service, Platform as a Service and Disaster Recovery, High Availability, Data Vault Services and DRaaS type solutions (cloud) allows clients to centralize and streamline their technical and mission critical digital information and technical environment. Client’s data can be backed up, replicated, archived and restored to meet their back to work objective in a disaster. Infrastructure as a Service (IaaS) assist clients to achieve reliable and cost-effective computing and high availability solutions while eliminating or supplementing capital expenditures.

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

The Company also derives revenue from providing support and management of its software to clients. The managed services include help desk, remote access, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

3)	Equipment and Software Revenue

The Company provides equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software solutions provided to clients.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended March 31, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,629,773	$30,575	$1,660,348
Equipment and Software	464,883	—	464,883
Managed Services	226,767	—	226,767
Nexxis VoIP Services	195,326	—	195,326
Other	27,367	—	27,367
Total Revenue	$2,544,116	$30,575	$2,574,691

For the Three Months
Ended March 31, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,359,921	$33,799	$1,393,720
Equipment and Software	328,733	—	328,733
Managed Services	220,475	—	220,475
Nexxis VoIP Services	153,197	—	153,197
Other	2,585	—	2,585
Total Revenue	$2,064,911	$33,799	$2,098,710

For the Three Months
Ended March 31,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$687,576	$328,733
Products and services transferred over time	1,887,115	1,769,977
Total Revenue	$2,574,691	$2,098,710

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Disaster Recovery (“DR”): subscription-based service that instantly encrypts and transfers data to secure location further replicates the data to a second DSC data center where it remains encrypted. Provides ten (10) hour or less recovery time

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

7)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk

8)	Initial Set-Up Fees: on boarding and set-up services

9)	Equipment sales: sale of servers to the end user

10)	License: granting SSL certificates and other licenses

Disaster Recovery with Stand-By Servers, High Availability, Data Vaulting, IaaS, Message Logic, Support and Maintenance and Internet

Subscription services such as the above allows clients to access a set of data or receive services for a predetermined period of time. As the client obtains access at a point in time but continues to have access for the remainder of the subscription period, the client is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue is recognized on a straight-line basis over the contract term.

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

License – granting SSL certificates and other licenses

In the case of licensing performance obligation, the control of the product transfers either at point in time or over time depending on the nature of the license. The revenue standard identifies two types of licenses of IP: a right to access IP and a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

Payment terms

The terms of the contracts typical range from 12 to 36 months with auto-renew options. The Company invoices clients one month in advance for its services plus any overages or additional services provided in the previous month.

Warranties

The Company offers guaranteed service levels and performance and service guarantees on some of its contracts. These warrantees are not sold separately and according to ASC 606-10-50-12(a) are accounted as “assurance warranties”.

Significant judgement

In the instances that contracts have multiple performance obligations, the Company uses judgment to establish stand-alone price for each performance obligation separately. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation was calculated to determine the aggregate price for the individual services. Next the proportion of each individual service to the aggregate price was determined. That ratio was applied to the total contract price in order to allocate the transaction price to each performance obligation.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35, the Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred a net impact of $95,776 and $65,380 for advertising costs for the three months ended March 31, 2021 and 2020, respectively.

Stock Based Compensation

DSC follows the requirements of FASB ASC 718-10-10, Share Based Payments with regards to stock-based compensation issued to employees and non-employees. DSC has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded.

The valuation methodology used to determine the fair value of the options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate  is estimated based on management’s best assessment.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	March 31,
	2021	2020
Options	207,650	208,146
Warrants	3,333	3,333
	210,983	211,479

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2021	2020
Storage equipment	$756,236	$756,236
Website and software	533,417	533,417
Furniture and fixtures	27,131	17,441
Leasehold improvements	20,983	20,983
Computer hardware and software	1,228,520	1,236,329
Data center equipment	5,586,374	5,281,017
	8,152,661	7,845,423
Less: Accumulated depreciation	(5,762,511)	(5,543,822)
Net property and equipment	$2,390,150	$2,301,601

Depreciation expense for the three months ended March 31, 2021 and 2020 was $218,689 and $193,158, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		March 31, 2021
	Estimated life		Accumulated
	in years	Gross amount	Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$3,015,700	$—	$3,015,700
Trademarks	Indefinite	294,268	—	294,268
Total intangible assets not subject to amortization		3,309,968	—	3,309,968
Intangible assets subject to amortization
Customer lists	5-15	897,274	897,274	—
ABC acquired contracts	5	310,000	273,833	36,167
SIAS acquired contracts	5	660,000	583,000	77,000
Non-compete agreements	4	272,147	272,147	—
Total intangible assets subject to amortization		2,139,421	2,026,254	113,167
Total Goodwill and Intangible Assets		$5,449,389	$2,026,254	$3,423,135

Scheduled amortization over the next year is as follows:

Twelve months ending March 31,
2022	$113,167

Amortization expense for the three months ended March 31, 2021 and 2020 were $48,500 and $48,500 respectively.

Note 5 –Leases

Operating Leases

The Company currently has two leases for office space located in Melville, NY.

The first lease for office space in Melville, NY, was assumed as part of the Company’s acquisition of ABC in 2016 and called for monthly payments of $8,382 and expiring August 31, 2019. Upon termination of the lease in August 2019, the Company entered into a new lease for a technology lab in a smaller space commencing on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year and expires on July 31, 2023.

The lease for office space in Warwick, RI, called for monthly payments of $2,324 beginning February 1, 2015 which escalated to $2,460 on February 1, 2017. This lease commenced on February 1, 2015 and expired on January 31, 2019. The Company extended this lease until January 31, 2020. This lease was further extended until January 31, 2021. The annual base rent was $31,176 payable in equal monthly installments of $2,598. The Company satisfied the terms of the lease and no longer occupies this premise.

The Company leases rack space in New York, Massachusetts and North Carolina. These leases are month to month and the monthly rent is approximately $25,000.

In 2020, the Company entered into a new rack space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,905.

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

Finance Lease Obligations – Related Party

On April 1, 2018, the Company entered into a lease agreement with Systems Trading Inc. (“Systems Trading”) to refinance all equipment leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is a four-year lease. The term of the lease ends April 16, 2022. Systems Trading is owned and operated by the Company’s President, Harold Schwartz.

On January 1, 2019, the Company entered into a lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five-year lease. The term of the lease ends December 31, 2023.

On April 1, 2019, the Company entered into two lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly installments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly installments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

On January 1, 2020, the Company entered into a new lease agreement with Systems Trading to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2023.

On March 4, 2021, the Company entered into a new lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on March 31, 2024. The lease carries an interest rate of 8%.

The Company determines if an arrangement contains a lease at inception. Right of Use “ROU” assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company’s lease term includes options to extend the lease when it is reasonably certain that it will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. A discount rate of 7% was used in preparation of the ROU asset and operating liabilities.

The components of lease expense were as follows:

Three Months Ended March 31, 2021
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$350,607
Interest on lease liabilities, included in interest expense	26,941
Operating lease:
Amortization of assets, included in total operating expense	25,652
Interest on lease liabilities, included in total operating expense	4,287
Total net lease cost	$407,487

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$220,419

Current operating lease liabilities	105,319
Noncurrent operating lease liabilities	125,391
Total operating lease liabilities	$230,710

March 31, 2021
Finance leases:
Property and equipment, at cost	$4,416,665
Accumulated amortization	(2,305,689)
Property and equipment, net	2,110,976

Current obligations of finance leases	$1,273,587
Finance leases, net of current obligations	965,768
Total finance lease liabilities	$2,239,355

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$21,364
Financing cash flows related to finance leases	$350,607

Weighted average remaining lease term (in years):
Operating leases	1.47
Finance leases	2.07

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at March 31, 2021 mature as follows:

For the Twelve Months Ended March 31,	Operating Leases	Finance Leases
2022	$105,319	$1,260,160
2023	108,534	773,155
2024	37,120	377,276
Total lease payments	250,973	2,410,591
Less: Amounts representing interest	(20,263)	(171,236)
Total lease obligations	230,710	2,239,355
Less: Current	(105,319)	(1,273,587)
	$125,391	$965,768

As of March 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2021 and 2020 was $20,263 and $24,905, respectively.

Note 6 - Commitments and Contingencies

COVID-19

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact the Company’s business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) the Company’s ability to effectively carry out its operations due to any adverse impacts on the health and safety of its employees and their families.

Under NYS Executive Order 202.6, “Essential Business,” DSC is an “Essential Business” based on the following in the Executive order number 2: Essential infrastructure including telecommunications and data centers; and, number 12: Vendors that provide essential services or products, including logistics and technology support. Further, as a result of the pandemic, all employees, including the Company’s specialized technical staff, are working remotely or in a virtual environment. DSC always maintains the ability for team members to work virtually and the Company will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to the Company’s business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information, though the Company does not believe these circumstances have, or will, materially adversely impact its internal controls or financial reporting systems. If the COVID-19 pandemic should worsen, the Company may experience disruptions to our business including, but not limited to: equipment, its workforce, or to its business relationships with other third parties. The extent to which COVID-19 impacts the Company’s operations or those of its third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on the Company’s financial results and our ability to conduct business as expected.

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of March 31, 2021 and December 31, 2020 the balance was $24 and $24 respectively.

Note 7 – Long Term Debt

On April 30, 2020, the Company was granted a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 5, 2020. Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has applied for the loan forgiveness.

As of March 31, 2021, if not forgiven, remaining scheduled principal payments due on notes payable are as follows:

For the twelve months ending March 31,
2022	$455,200
2023	26,777
$481,977

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On March 8, 2021 the Company’s shareholders approved an amendment to the Company’s articles of incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, at a ratio to be determined at the discretion of the Board of Directors within a range of one (1) share of common stock for every two (2) to sixty (60) shares of common stock, such amendment to be effected only in the event the Board of Directors still deems it advisable. See Note 12 – Subsequent Events.

On May 6, 2021 the Company filed with the Securities and Exchange Commission Amendment No. 4 to Form S-1 - Registration Statement Under the Securities Act of 1993 to offer 1,162,790 Units (Each Unit Consisting of One Share of Common Stock and One Warrant to Purchase One Share of Common Stock).

During the three months ended March 31, 2021, the Company received cash of $5,400 from the exercise of 2,500 options.

Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2020	207,650	$2.0-15.6	$5.2	6.6
Options Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	—	—	—
Options Outstanding at March 31, 2021	207,650	$2.0-15.6	$5.2	6.38

Options Exercisable at March 31, 2021	139,541	$2.0-15.6	$6.4	5.50

Share-based compensation expense for options totaling $42,171 and $33,048 was recognized in our results for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, there was $221,939 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.5 years.

Preferred Stock

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. Accrued dividends at March 31, 2021 were $1,154,556.

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

Note 10 - Related Party Transactions

Finance Lease Obligations – Related Party

During the three months ended March 31, 2021 the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company received funds of $3,968 and $0 during the three months ended March 31, 2021 and 2020 respectively.

Note 11 - Merger

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

Pursuant to the Merger, all of the Equity Interests that are issued and outstanding immediately prior to the effectiveness of the filing of the Articles of Merger by Flagship and Merger Sub with the Secretary of State of the State of Florida, will be converted into the right to receive an aggregate amount equal to up to $10,500,000, consisting of $5,550,000, payable in cash, subject to reduction by the amount of any excluded liabilities assumed by the Company at Closing and subject to adjustment as set forth below in connection with a net working capital adjustment, and up to $4,950,000, payable in shares of the Company’s common stock, subject to reduction by the amount by which the valuation of Flagship (the “Flagship Valuation”), as calculated based on Flagship’s unaudited pro forma 2018 financial statements and audited 2019 and 2020 financial statements (the “2020 Audit”), is less than $10,500,000. In the event that the Flagship Valuation, as calculated based on the 2020 Audit, is less than $10,500,000, then, within fifteen (15) days after completion of the audit of Flagship’s financial statements for its 2019, 2020 and 2021 fiscal years (the “2021 Audit”), the Company has agreed to pay the Equityholders, in shares of the Company’s common stock, the amount by which the Flagship Valuation, as calculated based on the 2021 Audit, exceeds the sum of $5,550,000 and the value of the shares merger consideration paid by us to the Equityholders at Closing, subject to a cap of $4,950,000. In addition, the cash merger consideration paid by the Company to the Equityholders at Closing shall be adjusted, on a dollar-for-dollar basis, by the amount by which Flagship’s estimated net working capital at Closing is more or is less than the target working capital amount specified in the Merger Agreement.

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

Concurrently with the Closing, Flagship and Mark Wyllie, Flagship’s Chief Executive Officer, will enter into an Employment Agreement (the “Wyllie Employment Agreement”), which will become effective upon consummation of the Closing, pursuant to which Mr. Wyllie will continue to serve as Chief Executive Officer of Flagship following the Closing on the terms and conditions set forth therein. Flagship’s obligations under the Wyllie Employment Agreement will also be guaranteed by the Company. The Wyllie Employment Agreement provides for: (i) an annual base salary of $170,000, (ii) management bonuses comprised of twenty-five percent (25%) of Flagship’s net income available in free cash flow as determined in accordance with GAAP for each calendar quarter during the term, (iii) an agreement to issue him stock options of the Company, subject to approval by the Board, commensurate with his position and performance and reflective of the executive compensation plans that the Company has in place with its other subsidiaries of similar size to Flagship, (iv) life insurance benefits in the amount of $400,000, and (v) four weeks paid vacation. In the event Mr. Wyllie’s employment is terminated by him for good reason (as defined in the Wyllie Employment Agreement) or by Flagship without cause, he will be entitled to receive his annual base salary through the expiration of the initial three-year employment term and an amount equal to his last annual bonus paid, payable quarterly. Pursuant to the Wyllie Employment Agreement, we have agreed to elect Mr. Wyllie to the Board and the board of directors of Flagship to serve so long as he continues to be employed by the Company. The employment agreement contains customary non-competition provisions that apply during its term and for a period of two years after the term expires. In addition, pursuant to the Wyllie Employment Agreement, Mr. Wyllie will be appointed to serve as a member of the Company’s Board of Directors and the board of directors of Flagship to serve so long as he continues to be employed by us.

The Merger Agreement further provides that it may be terminated by Flagship and the Equityholders (a “Flagship Termination”) in the event the Company has not consummated an underwritten public offering of its securities or listed its shares of common stock on national securities exchange such as the Nasdaq, by the Outside Closing Date, as long as such failure was not due to the breach of, or non-compliance with, the Merger Agreement by the Company or any of the Equityholders. In the event of a Flagship Termination, the Company will be required to pay Flagship and the Equityholders an amount equal to two (2) times their reasonable, documented, out-of-pocket attorneys’ and accountants’ transaction fees and expenses incurred prior to such Flagship Termination in connection with the Merger, up to a maximum aggregate amount of $100,000.

Note 12 -Subsequent Events

On May 13, 2021, the Company’s registration statement on Form S-1 (File No. 333-23506) was declared effective (the “S-1 Registration Statement”). On May 13, 2021, the Company filed a registration statement on Form S-1 (File No. 333-256111) with the “Securities and Exchange Commission pursuant to Rule 462(b) of the Securities Act of 1933, as amended to register additional securities which was immediately declared effective.

On May 14, 2021, the Company effected a 1-for-40 reverse stock split. As a result, all share information in the accompanying condensed financial statements has been adjusted as if the reverse stock split happened on the earliest date presented.

On May 13, 2021, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the several underwriters named therein (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 1,600,000 units (the “Units), each consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), together with one warrant to purchase one share of Common Stock (each a “Warrant” and collectively, the “Warrants”) at an exercise price equal to $7.425 per share of Common Stock.

The public offering price was $6.75 per Unit and the underwriters agreed to purchase 1,600,000 Units at an 7.5% discount to the public offering price. The Company granted the Representative a 45-day option to purchase an additional 240,000 shares of Common Stock and/or an additional 240,000 Warrants, in any combination thereof, to cover over-allotments, if any.  On May 15, 2021, the Representative partially exercised the over-allotment option to purchase an additional 240,000 Warrants to purchase 240,000 shares of Common Stock. The gross proceeds from the Offering are estimated to be $10.8 million, or approximately $12.4 million if the Representative exercises in full its over-allotment option, before deducting underwriting discounts and commissions and other Offering expenses.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 80,000 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $7.425 per share, are initially exercisable 180 days from the commencement of sales of the securities issued in connection with the Offering, or November 14, 2021, and have a term of five years from their initial issuance date, or May 18, 2026. Pursuant to FINRA rules, the Representative’s Warrants are subject to a lock-up agreement pursuant to which the Representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the beginning on the date of commencement of sales of the securities issued in connection with this offering.

The Underwriting Agreement contains customary representations, warranties, and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company has agreed to indemnify the underwriters for losses, expenses and damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, or contribute to payments the underwriters may be required to make with respect to these liabilities.

Pursuant to the Underwriting Agreement, subject to certain exceptions, each director and executive officer of the Company and certain of its stockholders have agreed to a 180-day “lock-up” from the date of the closing of the Offering of shares of Common Stock that they beneficially own, and the Company agreed to a 120-day lock-up, not to offer, sell, contract to sell, pledge or otherwise dispose of any shares of Common Stock or securities convertible into Common Stock, without first obtaining the consent of the Representative.

ITEM2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 31, 2021 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

COMPANY OVERVIEW

The Company is a 25-year veteran in providing Business Continuity services, such as Disaster Recovery, Infrastructure as a Service, Cyber Security and Data Analytics. We provide our clients subscription based, long term agreements ranging from 12 to 60 months. Services are provided from Tier 3 data centers geographically diverse in the USA. While a significant portion of our revenue has been subscription based, we also generate revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and managed service solutions.

Headquartered in Melville, NY, we provide solutions and services to a broad range of customers in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. We maintain an internal business development team as well as a contracted independent distribution channel. DSC’s contracted distributors have the ability to provide disaster recovery and hybrid cloud solutions and IBM and Intel Infrastructure as a Service cloud-based solutions, without having to invest in infrastructure, data centers or telecommunication services or, in specialized technical staff, which substantially lowers the barrier of entry to provide our solutions to their client base.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2021 as compared to March 31, 2020

Total Revenue For the three months ended March 31, 2021 increased by $475,981 or 23%. The increase is primarily attributed to an increase in monthly subscription revenue.

Revenue	For the Three Months
	Ended March 31,
	2021	2020	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,660,348	$1,393,720	$266,628	19%
Equipment and Software	464,883	328,733	136,150	41%
Managed Services	226,767	220,475	6,292	3%
Nexxis VoIP Services	195,326	153,197	42,129	27%
Other	27,367	2,585	24,782	N/M
Total Revenue	$2,574,691	$2,098,710	$475,981	23%

Cost of Sales. For the three months ended March 31, 2021, cost of sales was $1,420,899, an increase of $204,782 or 17% compared to $1,216,117 for the three months ended March 31, 2020. The increase is primarily attributable to an increase in revenue.

Selling, general and administrative expenses. For the three months ended March 31, 2021, selling, general and administrative expenses were $1,118,407, an increase of $241,781, or 28%, as compared to $876,626 for the three months ended March 31, 2020. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended March 31,
	2021	2020	$ Change	% Change
Increase in Salaries	$503,672	$442,732	$60,940	14%
Increase in Professional Fees	135,278	46,342	88,936	192%
Increase in Software as a Service Expense	52,143	34,768	17,375	50%
Increase in Advertising Expenses	95,776	65,380	30,396	46%
Increase in Commissions Expense	213,254	185,868	27,386	15%
Increase in all other Expenses	118,284	101,536	16,748	16%
Total Expenses	$1,118,407	$876,626	$241,781	28%

Salaries increased due to raises granted to senior management.

Professional fees increased primarily due to fees incurred for services provided by a migration specialist, and an investment banking firm and investor relations firm.

Software as a Service Expense (SaaS) increased due to additional costs paid to existing vendors to make improvements in Salesforce and purchases of new user licenses.

Advertising Expense increased primarily due to additional marketing campaigns.

Commissions Expense increased due to the increase in revenues. Commission expense varies due to different contractual agreements with both contracted distributors and employees.

All Other Expenses increased primarily due to a combination of an increase in online training and continuing education, partially offset by a reduction in travel and costs associated with employees working from home due to the pandemic as well as a reduction in expenses related to our office space in Melville, New York.

Other Income (Expense). Interest income (expense) for the three months ended March 31, 2021 decreased $11,393 to $35,047 from $46,440 for the three months ended March 31, 2020.

Net Income (Loss)before provision for income taxes. Net income before provision for income taxes for the three months ended March 31, 2020 was $42,511, as compared to a net loss of $40,473 for the three months ended March 31, 2020.

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

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which will require a renegotiation of related party capital equipment leases, a reduction in advertising and marketing programs, renegotiation of our arrangement with Nexxis and/or a reduction in salaries for officers that are major shareholders.

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

During the three months ended March 31, 2021, DSC’s cash decreased $259,286 to $634,312 from $893,598 December 31, 2020. Net cash of $348,559 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $350,607 was used in financing activities resulting primarily from payments on capital lease obligations.

DSC’s working capital deficit was $3,040,836 on March 31, 2021, increasing by $374,388 from $2,666,448 at December 31, 2020. The increase is primarily attributable to a decrease in cash.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company this item is not required.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer who also serves as its principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, DSC’s principal executive officer who also serves as its principal financial officers concluded that DSC’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by DSC in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules based on the material weakness described below.

The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of DSC’s disclosure controls in the future DSC intends on adding financial staff resources to our internal accounting and finance department and has executed an offer letter with an individual to serve as chief financial officer, subject to the consummation of its planned public offering and uplisting to the Nasdaq Stock market.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in the Annual Report.

We have not generated a significant amount of net income and we may not be able to sustain profitability or positive cash flow in the future.

As reflected in the consolidated audited financial statements for the years ended December 31, 2020 and 2019, we had a net income (loss) attributable to shareholders of $55,339 and $(54,452) for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, DSC had cash and cash equivalents of $893,598 and a working capital deficiency of $2,666,448. As reflected in the consolidated unaudited financial statements for the quarter ended March 31, 2021, we had a net income of $340 and a net income (loss) attributable to shareholders of ($36,784). As of March 31, 2020, DSC had cash and cash equivalents of $634,312 and a working capital deficiency of $3,040,836.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020. At March 31, 2021, our principal executive and financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules based on the material weakness described below A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with generally accepted accounting principles and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2021.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 8, 2021 (File No. 001-35384)).

3.7	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State on October 7, 2008, dated April 19, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35384) filed on April 20, 2021).

3.8	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 2008, dated April 19, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35384) filed on April 20, 2021).

3.9	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State on January 6, 2009, dated April 19, 2021 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-35384) filed on April 20, 2021).

3.10	Certificate of Correction and Certificate of Validation to the Certificate of Designation to the Articles of Incorporation filed with the Secretary of State on June 24, 2009, dated April 19, 2021 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K (File No. 001-35384) filed on April 20, 2021).

4.1#	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14C (File No. 001-35384) filed on March 18, 2021).

10.1	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.2	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.3	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-35384) filed on March 31, 2021).

31.1*	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 17, 2021
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)