Form 10-Q
period 2021-06-30
Data Storage Corp
filed 2021-08-16
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 South Service Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DTST	The Nasdaq Capital Market

Warrants to purchase shares of Common Stock, par value $0.001 per share	DTSTW	The Nasdaq Capital Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 12, 2021, was 6,690,311.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$3,076,120	$893,598
Accounts receivable (less allowance for doubtful accounts of $59,067 and $30,000 in 2021 and 2020, respectively)	1,558,716	554,587
Prepaid expenses and other current assets	392,489	239,472
Total Current Assets	5,027,325	1,687,657

Property and Equipment:
Property and equipment	6,327,875	7,845,423
Less—Accumulated depreciation	(4,177,560)	(5,543,822)
Net Property and Equipment	2,150,315	2,301,601

Other Assets:
Goodwill	13,216,040	3,015,700
Operating lease right-of-use assets	198,549	241,911
Other assets	72,153	49,310
Intangible assets, net	391,662	455,935
Total Other Assets	13,878,404	3,762,856

Total Assets	$21,056,044	$7,752,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,547,763	$979,552
Dividend payable	—	1,115,674
Deferred revenue	431,047	461,893
Line of credit	—	24
Finance leases payable	174,110	168,139
Finance leases payable related party	973,245	1,149,403
Operating lease liabilities short term	106,102	104,549
Contingent Consideration	4,950,000	—
Note payable	481,977	374,871
Total Current Liabilities	8,664,244	4,354,105

Note payable long term	—	107,106
Operating lease liabilities long term	102,407	147,525
Finance leases payable, long term	167,694	247,677
Finance leases payable related party, long term	597,408	974,743
Total Long Term Liabilities	867,509	1,477,051

Total Liabilities	9,531,753	5,831,156

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 1,401,786 shares issued and outstanding in 2021 and 2020, respectively	—	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 4,862,352 and 3,213,486 shares issued and outstanding in 2021 and 2020, respectively	4,862	3,213
Additional paid in capital	27,276,653	17,745,785
Accumulated deficit	(15,657,208)	(15,734,737)
Total Data Storage Corp Stockholders’ Equity	11,624,307	2,015,663
Non-controlling interest in consolidated subsidiary	(100,016)	(94,705)
Total Stockholder’s Equity	11,524,291	1,920,958
Total Liabilities and Stockholders’ Equity	$21,056,044	$7,752,114

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$3,528,249	$2,005,625	$6,102,940	$4,104,335

Cost of sales	2,021,324	1,140,421	3,442,223	2,356,538

Gross Profit	1,506,925	865,204	2,660,717	1,747,797

Selling, general and administrative	1,602,311	988,266	2,720,718	1,864,892

Income (loss) from Operations	(95,386)	(123,062)	(60,001)	(117,095)

Other Income (Expense)
Interest income	2	—	4	20
Interest expense	(46,623)	(43,679)	(81,670)	(90,139)
Gain on contingent liability	—	350,000	—	350,000
Loss on disposal of equipment	(29,732)	—	(29,732)	—
Gain on forgiveness of debt	307,300	—	307,300	—
Total Other Income (Expense)	230,947	306,321	195,902	259,881

Income before provision for income taxes	135,561	183,259	135,901	142,786

Provision for income taxes	—	—	—	—

Net Income	135,561	183,259	135,901	142,786

Non-controlling interest in consolidated subsidiary	3,552	7,487	5,311	13,550

Net Income attributable to Data Storage Corp	139,113	190,746	141,212	156,336

Preferred Stock Dividends	(24,800)	(35,041)	(63,683)	(69,227)

3

Net Income Attributable to Common Stockholders	$114,313	$155,705	$77,529	$87,109

Earnings per Share – Basic	$0.03	$0.05	$0.02	$0.03
Earnings per Share – Diluted	$0.03	$0.05	$0.02	$0.03
Weighted Average Number of Shares - Basic	3,981,402	3,213,485	3,607,909	3,212,822
Weighted Average Number of Shares - Diluted	4,118,989	3,357,589	3,611,242	3,356,926

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock Options Exercise	—		5,060	5	(5)	—	—	—
Stock-based compensation	—		—	—	76,221	—	—	76,221
Net Income (Loss)	—	—	—	—	—	141,212	(5,311)	135,901
Preferred Stock Dividend	—	—	—	—	—	(63,683)	—	(63,683)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

Balance January 1, 2020	35,045	$35	3,210,985	$3,211	$17,583,026	$(15,790,076)	$(68,048)	$1,728,148
Stock-based compensation	—	—	—	—	74,386	—	—	74,386
Common Stock Issued as Compensation	—	—	—	—	—	—	—	—
Stock Options Exercise	—	—	2,500	$3	5,397	—	—	5,400
Net Income (Loss)	—	—	—	—	—	156,336	(13,550)	142,786
Preferred Stock Dividend	—	—	—	—	—	(69,227)	—	(69,227)
Balance, June 30, 2020	35,045	$35	3,213,485	$3,214	$17,662,809	$(15,702,967)	$(81,598)	$1,881,493

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2020	35,045	$35	3,213,485	$3,214	$17,621,471	$(15,858,672)	$(74,111)	$1,691,937
Stock-based compensation	—	—	—	—	41,338	—	—	41,338
Net Income (Loss)	—	—	—	—	—	190,746	(7,487)	183,259
Preferred Stock Dividend	—	—	—	—	—	(35,041)	—	(35,041)
Balance, June 30, 2020	35,045	$35	3,213,485	$3,214	$17,662,809	$(15,702,967)	$(81,598)	$1,881,493

Balance April 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,787,956	$(15,771,521)	$(96,464)	$1,924,586
Conversion of preferred series to Common stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants net of offering costs	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock Options Exercise	—	—	5,060	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	34,050	—	—	34,050
Net Income (Loss)	—	—	—	—	—	139,113	(3,552)	135,561
Preferred Stock Dividend	—	—	—	—	—	(24,800)	—	(24,800)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$135,901	$142,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577,044	494,467
Stock based compensation	76,221	74,386
Gain on forgiveness of debt	(307,300)	—
Gain on contingent liability	—	(350,000)
Loss on disposal of equipment	29,732	—
Changes in Assets and Liabilities:
Accounts receivable	385,134	72,069
Other assets	(344)	16,125
Prepaid expenses and other current assets	(25,443)	(71,168)
Right of use asset	43,362	40,473
Accounts payable and accrued expenses	53,857	(55,529)
Deferred revenue	(99,582)	56,517
Operating lease liability	(43,565)	(39,168)
Net Cash Provided by Operating Activities	825,017	380,958
Cash Flows from Investing Activities:
Capital expenditures	(303,228)	(101,850)
Cash consideration for business acquisition	(5,937,275)	—
Net Cash Used in Investing Activities	(6,240,503)	(101,850)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—	481,977
Repayments of finance lease obligations related party	(603,495)	(397,719)
Repayments of finance lease obligations	(74,010)	(4,109)
Proceeds from issuance of common stock and warrants	9,454,894	—
Cash received for the exercised of options	—	5,400
Repayments of Dividend payable	(1,179,357)	—
Repayment of line of credit	(24)	(74,976)
Net Cash Provided by Financing Activities	7,598,008	10,573

Increase in Cash and Cash Equivalents	2,182,522	289,681

Cash and Cash Equivalents, Beginning of Period	893,598	326,561

7

Cash and Cash Equivalents, End of Period	$3,076,120	$616,242
Supplemental Disclosures
Cash paid for interest	$78,136	$77,095
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$63,683	$69,227
Assets acquired by finance lease	$50,000	$663,078

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, Infrastructure as a Service (IaaS), Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in several technical centers in New York, Massachusetts, Texas, Florida and North Carolina.

On May 31, 2021, the Company completed the merger (the “Merger”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company. Flagship is a provider of IBM solutions, managed services and cloud solutions. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM business and anticipates meaningful operation efficiency through the integration of the two organizations. The Company also believes the Merger will provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multicloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), Cyber Security as a Service (CSaaS), and Data Analytics as a Service.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries, Data Storage Corporation, a Delaware corporation, and Data Storage FL, LLC, a Florida limited liability company, (iii) Flagship Solutions, LLC, a Florida limited liability company, and (iv) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed on March 31, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

 Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit, notes payable and lease commitments. Management believes the estimated fair value of these accounts at June 30, 2021 approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of June 30, 2021, DSC had two customers with an accounts receivable balance representing 33% of total accounts receivable. As of June 30, 2020, DSC had two customers with an accounts receivable balance representing 31% of total accounts receivable.

For the six months ended June 30, 2021 the Company had one customer that accounted for 15% of revenue. For the six months ended June 30, 2020 the Company had one customer that accounted for 14% of revenue.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income. During the six months ended June 30, 2021, the Company recorded a loss on disposal of equipment of $29,732.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Infrastructure as a Service (IaaS) and Disaster Recovery Revenue

Infrastructure as a Service (IaaS) provides clients the ability to migrate compute and store on DSC enterprise level technical assets in Tier 3 data centers. DSC provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, flash storage, disaster recovery and cyber security while eliminating client capital expenditures.

Clients can subscribe to disaster recovery solutions without subscribing to IaaS. Product offerings provided directly from DSC are High Availability, Data Vaulting and DRaaS type solutions, including standby servers which allows clients to centralize and streamline their mission critical digital information and technical environment. Client’s data is vaulted, maintenance of retention schedules for corporate governances and regulations to meet their back to work objective in a disaster.

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

The Company also derives both one time and subscription-based revenue, from providing support, management and renewal of software, hardware, third party maintenance contracts and third-party cloud services to clients. The managed services include help desk, remote access, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

3)	Equipment and Software Revenue

The Company provides equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software, infrastructure and hybrid cloud solutions provided to clients.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended June 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,685,951	$39,212	$1,725,163
Equipment and Software	760,451	—	760,451
Managed Services	809,487	—	809,487
Nexxis VoIP Services	183,118	—	183,118
Other	50,030	—	50,030
Total Revenue	$3,489,037	$39,212	$3,528,249

For the Three Months
Ended June 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,340,437	$42,433	$1,382,870
Equipment and Software	247,187	—	247,187
Managed Services	219,392	—	219,392
Nexxis VoIP Services	153,887	—	153,887
Other	2,289	—	2,289
Total Revenue	$1,963,192	$42,433	$2,005,625

For the Three Months
Ended June 30,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$937,178	$247,187
Products and services transferred over time	2,591,071	1,758,438
Total Revenue	$3,528,249	$2,005,625

For the Six Months
Ended June 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,307,949	$69,787	$3,385,511
Equipment and Software	1,225,334	—	1,225,334
Managed Services	1,036,254	—	1,036,254
Nexxis VoIP Services	378,444	—	378,444
Other	77,265	—	77,265
Total Revenue	$6,025,246	$69,787	$6,102,940

For the Six Months
Ended June 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,689,558	$87,032	$2,776,590
Equipment and Software	575,928	—	575,928
Managed Services	439,867	—	439,867
Nexxis VoIP Services	307,084	—	307,084
Other	4,866	—	4,866
Total Revenue	$4,017,303	$87,032	$4,104,335

For the Six Months
Ended June 30,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$1,511,751	$575,928
Products and services transferred over time	4,591,189	3,528,407
Total Revenue	$6,102,940	$4,104,335

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: subscription-based service that encrypts and transfers data to secure location further replicates the data to a second DSC data center where it remains encrypted. Ensures retention schedules for corporate compliance. Provides twenty-four (24) hour or less recovery time uses advanced data reduction technology to shorten restore time.

2)	High Availability (“HA”): subscription-based service which offers cost-effective mirroring software replication technology and provides one (1) hour or less recovery time

3)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems

4)	Internet: subscription-based service offers continuous internet connection along with Fail Safe providing disaster recovery

5)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk

6)	Initial Implementation / Set-Up Fees: on boarding and set-up IaaS and DRaaS

7)	Equipment sales: sale of servers and data storage equipment to the end user

9)	License: granting SSL certificates and other licenses

2)	High Availability (“HA”): subscription-based service which offers cost-effective mirroring software replication technology and provides one (1) hour or less recovery time

3)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems

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

Payment terms

The terms of the contracts typical range from 12 to 36 months with auto-renew options. The Company invoices clients one month in advance for its services plus any overages or additional services.

Warranties

The Company offers guaranteed service levels and service guarantees on some of its contracts. These warrantees are not sold separately and according to ASC 606-10-50-12(a) are accounted as “assurance warranties”.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $252,286 and $137,931 for advertising costs for the six months ended June 30, 2021 and 2020, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net Income (Loss) Available to Common Shareholders	$114,313	$155,705	$77,529	$87,109

Weighted average number of common shares - basic	3,981,402	3,213,485	3,607,909	3,212,822
Dilutive securities Options	134,254	140,770	—	140,770
Warrants	3,333	3,333	3,333	3,333
Weighted average number of common shares - diluted	4,118,989	3,357,589	3,611,242	3,356,926

Earnings (Loss) per share, basic	$0.03	$0.05	$0.02	$0.03
Earnings (Loss) per share, diluted	$0.03	$0.05	$0.02	$0.03

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Options	66,901	69,875	201,155	69,875
Warrants	1,840,000	—	1,840,000	—
	1,906,901	69,875	2,041,155	69,875

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2021	2020
Storage equipment	$476,887	$756,236
Website and software	—	533,417
Furniture and fixtures	27,850	17,441
Leasehold improvements	20,983	20,983
Computer hardware and software	299,867	1,236,329
Data center equipment	5,502,288	5,281,017
	6,327,875	7,845,423
Less: Accumulated depreciation	(4,177,560)	(5,543,822)
Net property and equipment	$2,150,315	$2,301,601

Depreciation expense for the six months ended June 30, 2021 and 2020 was $479,768 and $397,467, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

			June 30, 2021
	Estimated life		Accumulated
	in years	Gross amount	Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$13,216,040	$—	$13,216,040
Trademarks	Indefinite	294,268	—	294,268

Total intangible assets not subject to amortization		13,510,308	—	13,510,308
Intangible assets subject to amortization
Customer lists	5-15	744,099	744,099	—
ABC acquired contracts	5	310,000	289,334	20,666
SIAS acquired contracts	5	660,000	616,000	44,000
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	274	32,728
Total intangible assets subject to amortization		2,019,248	1,921,854	97,394
Total Goodwill and Intangible Assets		$15,529,556	$1,921,854	$13,607,702

Scheduled amortization over the next three years are as follows:

Twelve months ending June 30,
2022	$75,575
2023	10,909
2024	10,910
Total	$97,394

Amortization expense for the six months ended June 30, 2021 and 2020 were $97,275 and $98,667respectively.

Note 5 –Leases

Operating Leases

The Company currently has two leases for office space located in Melville, NY.

The first lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with our existing lease in the same building. The base annual rent is $10,764 payable in equal monthly installments of $897.

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

In 2020, the Company entered into a new rack space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,905 and expires on July 31, 2023.

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

The Company determines if an arrangement contains a lease at inception. Right of Use “ROU” assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company’s lease term includes options to extend the lease when it is reasonably certain that it will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient . ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. A discount rate of 7% was used in preparation of the ROU asset and operating liabilities.

The components of lease expense were as follows:

Six Months Ended June 30, 2021
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$677,505
Interest on lease liabilities, included in interest expense	102,539
Operating lease:
Amortization of assets, included in total operating expense	51,762
Interest on lease liabilities, included in total operating expense	8,197
Total net lease cost	$840,000

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease ROU asset	$198,549

Current operating lease liabilities	106,102
Noncurrent operating lease liabilities	102,407
Total operating lease liabilities	$208,509

June 30, 2021
Finance leases:
Property and equipment, at cost	$4,416,665
Accumulated amortization	(2,516,643)
Property and equipment, net	1,900,022

Current obligations of finance leases	$1,147,355
Finance leases, net of current obligations	765,102
Total finance lease liabilities	$1,912,457

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$43,362
Financing cash flows related to finance leases	$677,505

Weighted average remaining lease term (in years):
Operating leases	1.22
Finance leases	1.82

Weighted average discount rate:
Operating leases	7%
Finance leases	6%

Long-term obligations under the operating and finance leases at June 30, 2021 mature as follows:

For the Twelve Months Ended June 30,	Operating Leases	Finance Leases
2022	$106,102	1,209,750
2023	109,365	622,949
2024	9,395	242,341
Total lease payments	224,863	2,075,040
Less: Amounts representing interest	(16,354)	(162,584)
Total lease obligations	208,509	1,912,457
Less: Current	(106,102)	(1,273,587)
	$102,407	$765,102

As of June 30, 2021, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the six months ended June 30, 2021 and 2020 was $41,894 and $79,510, respectively.

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

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of June 30, 2021 and December 31, 2020 the balance was $0 and $24 respectively.

Note 7 – Note payable

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

On June 1, 2021 the Company assumed the PPP loan of Flagship Solutions, LLC in the amount of $307,300. During the six months ended June 30, 2021, the PPP loan was forgiven and the Company recorded a gain on forgiveness of debt on the Consolidated Statements of Operations.

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

The public offering price was $6.75 per Unit and the underwriters agreed to purchase 1,600,000 Units at an 7.5% discount to the public offering price. The Company granted the Representative a 45-day option to purchase an additional 240,000 shares of Common Stock and/or an additional 240,000 Warrants, in any combination thereof, to cover over-allotments, . On May 15, 2021, the Representative exercised the over-allotment option to purchase an additional 240,000 Warrants to purchase 240,000 shares of Common Stock. The gross proceeds from the Offering were $10.8 million.

Pursuant to the Underwriting Agreement, the Company issued warrants to purchase up to a total of 80,000 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $7.425 per share, are initially exercisable 180 days from the commencement of sales of the securities issued in connection with the Offering, or November 14, 2021, and have a term of five years from their initial issuance date, or May 18, 2026. Pursuant to FINRA rules, the Representative’s Warrants are subject to a lock-up agreement pursuant to which the Representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the beginning on the date of commencement of sales of the securities issued in connection with this offering.

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

During the six months ended June 30, 2021, employees exercised 6,592 options via cashless exercise, into 5,060 shares of common stock.

Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share		Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2020	207,650	$	2.0-16	$5.2	6.6
Options Granted	—		—	—	—
Exercised	(6,592)		2.0	2.0	—
Expired/Cancelled	—		—	—	—
Options Outstanding at June 30, 2021	201,155	$	2.0-16	$5.53	6.12

Options Exercisable at June 30, 2021	201,155	$	2.0-16	$5.53	6.12

Share-based compensation expense for options totaling $76,221 and $74,386 was recognized in our results for the six months ended June 30, 2021 and 2020, respectively.

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

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of the Company over a period equal to the expected life of the awards.

As of June 30, 2021, there was $187,890 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.5 years.

Preferred Stock

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. On May 18, 2021, the Company converted 1,401,786 shares of Series A Preferred Stock into 43,806 shares of common stock. As part of this transaction the Company also paid $1,179,357 the accrued and unpaid dividends. Accrued dividends at June 30, 2021 were $0.

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

Note 10 - Related Party Transactions

Finance Lease Obligations – Related Party

During the three months ended June 30, 2021 the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company received funds of $3,968 and $0 during the three months ended June 30, 2021 and 2020 respectively.

Note 11 - Merger

Flagship Solutions, LLC

On February 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equityholders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”). The Company acquired Flagship on May 31, 2021, and became its wholly-owned subsidiary.

Pursuant to the Merger, all of the Equity Interests that are issued and outstanding immediately prior to the effectiveness of the filing of the Articles of Merger by Flagship and Merger Sub with the Secretary of State of the State of Florida, was converted into the right to receive an aggregate amount equal to up to $10,500,000, consisting of $5,550,000, payable in cash, subject to reduction by the amount of any excluded liabilities assumed by the Company at Closing and subject to adjustment as set forth below in connection with a net working capital adjustment, and up to $4,950,000, payable in shares of the Company’s common stock, subject to reduction by the amount by which the valuation of Flagship (the “Flagship Valuation”), as calculated based on Flagship’s unaudited pro forma 2018 financial statements and audited 2019 and 2020 financial statements (the “2020 Audit”), is less than $10,500,000. In the event that the Flagship Valuation, as calculated based on the 2020 Audit, is less than $10,500,000, then, within fifteen (15) days after completion of the audit of Flagship’s financial statements for its 2019, 2020 and 2021 fiscal years (the “2021 Audit”), the Company has agreed to pay the Equityholders, in shares of the Company’s common stock, the amount by which the Flagship Valuation, as calculated based on the 2021 Audit, exceeds the sum of $5,550,000 and the value of the shares merger consideration paid by us to the Equityholders at Closing, subject to a cap of $4,950,000.

In addition, the cash merger consideration paid by the Company to the Equityholders at Closing shall be adjusted, on a dollar-for-dollar basis, by the amount by which Flagship’s net working capital at Closing is more or is less than the target working capital amount specified in the Merger Agreement.

Concurrently with the Closing, Flagship and Mark Wyllie, Flagship’s Chief Executive Officer, entered into an Employment Agreement, which was effective upon consummation of the Closing, pursuant to which Mr. Wyllie will continue to serve as Chief Executive Officer of Flagship following the Closing on the terms and conditions set forth therein. Flagship’s obligations under the Wyllie Employment Agreement will also be guaranteed by the Company. The Wyllie Employment Agreement provides for: (i) an annual base salary of $170,000, (ii) management bonuses comprised of twenty-five percent (25%) of Flagship’s net income available in free cash flow as determined in accordance with GAAP for each calendar quarter during the term, (iii) an agreement to issue him stock options of the Company, subject to approval by the Board, commensurate with his position and performance and reflective of the executive compensation plans that the Company has in place with its other subsidiaries of similar size to Flagship, (iv) life insurance benefits in the amount of $400,000, and (v) four weeks paid vacation. In the event Mr. Wyllie’s employment is terminated by him for good reason (as defined in the Wyllie Employment Agreement) or by Flagship without cause, he will be entitled to receive his annual base salary through the expiration of the initial three-year employment term and an amount equal to his last annual bonus paid, payable quarterly. Pursuant to the Wyllie Employment Agreement, we have agreed to elect Mr. Wyllie to the Board and the board of directors of Flagship to serve so long as he continues to be employed by the Company. The employment agreement contains customary non-competition provisions that apply during its term and for a period of two years after the term expires. In addition, pursuant to the Wyllie Employment Agreement, Mr. Wyllie will be appointed to serve as a member of the Company’s Board of Directors and the board of directors of Flagship to serve so long as he continues to be employed by us.

Following the closing of the transaction, Flagship’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$6,149,343
Contingent Consideration - shares	4,950,000
Total purchase price	11,099,343

Assets acquired:
Cash	212,068
Accounts Receivable	1,389,263
Prepaid Expenses	127,574
Fixed Assets	4,986
Website and Digital Assets	33,002
Security Deposits	22,500
Total assets acquired	1,789,393

Liabilities assumed:
Accounts payable and accrued expenses	514,354
Deferred Revenue	68,736
PPP Loan Payable	307,300
Total liabilities assumed	890,390

Net assets acquired	899,003

Excess purchase price	$10,200,340

Due to the limited amount of time since the acquisition date, the assets and liabilities of Flagship were recorded based primarily on their acquisition date carrying values. Management believes the estimated fair value of these accounts on the acquisition date approximates their carrying value as reflected in the table above due to the short-term nature of these instruments. The remaining assets and liabilities primarily consisted of goodwill and customer relationships. We will adjust the remaining assets and liabilities to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition data. For purposes of the preliminary allocation of the purchase price, the excess purchase price has been recorded as goodwill.

The following presents the unaudited pro-forma combined results of operations of the Company with Flagship Solutions as if the entities were combined on January 1, 2020.

Three Months Ended
June 30, 2020
Revenues	$4,612,967
Net income attributable to common shareholders	$437,524
Net income per share	$0.12
Weighted average number of shares outstanding	3,751,825

Six Months Ended
June 30, 2020
Revenues	$9,613,734
Net income attributable to common shareholders	$304,889
Net income per share	$0.08
Weighted average number of shares outstanding	3,751,825

Three Months Ended
June 30, 2021
Revenues	$7,759,779
Net income attributable to common shareholders	$1,288,367
Net income per share	$0.41
Weighted average number of shares outstanding	3,751,825

Six Months Ended
June 30, 2021
Revenues	$14,270,565
Net income attributable to common shareholders	$1,202,704
Net income per share	$0.32
Weighted average number of shares outstanding	3,751,825

Note 12 -Subsequent Events

Subsequent to June 30, 2021, investors exercised 455,390 warrants into 455,390 shares of common stock for $3,381,271.

On July 21, 2021, the Company completed an equity offering whereas the Company sold 1,375,000 shares of common stock and 1,031,250 warrants for net proceeds of $7.6 million. The warrants have an exercise price of $6.14 and a term of five and a half years.

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

Headquartered in Melville, NY, the company provides solutions and services to a broad range of customers in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. We maintain an internal business development team as well as a contracted independent distribution channel throughout the USA and Canada. DSC’s contracted distributors have the ability to provide disaster recovery and hybrid cloud solutions, IBM and Intel Infrastructure as a Service cloud-based solutions, without having to invest in infrastructure, data centers or telecommunication services or in specialized technical staff, which substantially lowers the barrier of entry to provide our solutions to their client base.

During 2021, we added new distributors, completed our merger with Flagship Solutions Group and are focused on expansion of sales and marketing distribution. We also recently expanded our offering of cybersecurity solutions for remote tele-computing with ezSecurity™, a new product.

Our target marketplace for Infrastructure as a Service and Disaster Recovery as a Service globally is estimated at over one million Virtual IBM Power servers in the finance, retail, healthcare, government, and distribution industries and sectors according to the most recent information received from IBM. While Infrastructure as a Service and Disaster Recovery as a Service solutions are core products, we also continue to provide ancillary solutions in this market.

For the past two decades, our mission has been to protect our clients data twenty-four hours a day, ensuring business continuity, and assisting in their compliance requirements, while providing improved control over the clients digital information.

Our October 2016 acquisition of the assets of ABC Services, Inc. and ABC Services II, Inc. (collectively, “ABC”), including the remaining 50% of the assets of Secure Infrastructure & Services LLC, accelerated our strategy into cloud based managed services, expanded cybersecurity solutions and our hybrid cloud solutions with the ability to provide equipment and expanded technical support.

On May 31, 2021, Data Storage Corporation (the “Company”) completed the merger (the “Merger”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equityholders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”), pursuant to which the Company acquired Flagship through the merger of Merger Sub with and into Flagship (the “Closing”), with Flagship being the surviving company in the Merger and becoming as a result the Company’s wholly-owned subsidiary.

Flagship focuses on the IBM user community with solutions and services such as, equipment, software, cyber security, data analytics, managed cloud solutions globally. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM user community focus and anticipates meaningful operation efficiency through the integration the organizations. The Company also believes the Merger will also provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multicloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), Cyber Security as a Service (CSaaS), and Data Analytics as a Service. We intend to continue our strategy of growth through synergistic acquisitions.

 Our offices are in New York and Florida including technology centers, which are adapted to meet the requirements of our clients. In addition to office staffing, we employ additional remote staff. DSC maintains its infrastructure, storage and networking equipment required to provide our subscription solutions in six geographically diverse data centers located in New York, Massachusetts, Texas, Florida, North Carolina and Canada.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 as compared to June 30, 2020

Total Revenue For the three months ended June 31, 2021 increased by $1,522,624 or 76%. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Three Months
	Ended June 30,
	2021	2020	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,725,163	$1,382,870	$342,293	25%
Equipment and Software	760,451	247,187	513,264	208%
Managed Services	809,487	219,392	590,095	269%
Nexxis VoIP Services	183,118	153,887	29,231	19%
Other	50,030	2,289	47,741	2,086%
Total Revenue	$3,528,249	$2,005,625	$1,522,624	76%

Cost of Sales. For the three months ended June 30, 2021, cost of sales was $2,021,324, an increase of $880,903 or 77% compared to $1,140,421 for the three months ended June 30, 2020. The increase of $880,903 was mostly related to variable cost incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the three months ended June 30, 2021, selling, general and administrative expenses were $1,602,311, an increase of $614,045, or 62%, as compared to $988,266 for the three months ended June 30, 2020. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended June 30,
	2021	2020	$ Change	% Change
Increase in Salaries	$642,863	$501,482	$141,381	28%
Increase in Professional Fees	226,312	37,201	189,111	508%
Increase in Software as a Service Expense	53,318	33,370	19,948	60%
Increase in Advertising Expenses	155,510	72,551	82,959	114%
Increase in Commissions Expense	298,909	243,080	55,829	23%
Increase in all other Expenses	225,399	100,582	124,817	124%
Total Expenses	$1,602,311	$988,266	$614,045	62%

Salaries increased due to the increased staff due to the Flagship merger, the hiring of our Chief Financial Officer, and the annual performance increases and performance incentives granted to employees.

Professional fees increased primarily due to fees incurred for the Flagship merger, and two new investor relations firms.

Software as a Service Expense (SaaS) increased due to additional costs paid to existing vendors to make improvements in Salesforce and purchases of new user licenses.

Advertising Expense increased primarily due to additional Flagship marketing campaigns launched after the merger.

Commissions Expense increased due to the increase in revenues. Commission expense varies due to different contractual agreements with both contracted distributors and employees.

All Other Expenses increased primarily due to a combination of an increase in online training and continuing education, increase in travel after the Flagship, and the increase in bad debt expense. This was partially offset by a reduction in costs associated with employees working from home due to the pandemic as well as a reduction in expenses related to our office space in Melville, New York.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2021 decreased $75,374 to $230,947 from $306,321 for the three months ended June 30, 2020. The decrease in other income is primarily attributable to the gain on contingent liability record in the prior year and the loss on disposal of equipment recorded during the current period.

Net Income (Loss)before provision for income taxes. Net income before provision for income taxes for the three months ended June 30, 2020 was $135,561, as compared to a net income of $183,259 for the three months ended June 30, 2020.

 Six months ended June 30, 2021 as compared to June 30, 2020

Total Revenue For the six months ended June 31, 2021 increased by $1,998,605 or 49%. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Six Months
	Ended June 30,
	2021	2020	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$3,385,511	$2,776,590	$608,921	22%
Equipment and Software	1,225,334	575,928	649,406	113%
Managed Services	1,036,254	439,867	596,387	136%
Nexxis VoIP Services	378,444	307,084	71,360	23%
Other	77,397	4,866	72,531	1,491%
Total Revenue	$6,102,940	$4,104,335	$1,998,605	49%

Cost of Sales. For the six months ended June 30, 2021, cost of sales was $3,442,223, an increase of $1,085,685 or 46% compared to $2,356,538 for the six months ended June 30, 2020. The increase of $1,085,685 was mostly related to variable cost incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the six months ended June 30, 2021, selling, general and administrative expenses were $2,720,718, an increase of $855,826, or 46%, as compared to $1,864,892for the six months ended June 30, 2020. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Six Months
	Ended June 30,
	2021	2020	$ Change	% Change
Increase in Salaries	$1,152,493	$944,215	$208,278	22%
Increase in Professional Fees	351,844	83,543	268,301	321%
Increase in Software as a Service Expense	105,461	68,138	37,323	55%
Increase in Advertising Expenses	252,286	137,931	114,355	83%
Increase in Commissions Expense	512,163	428,948	83,215	19%
Increase in all other Expenses	346,471	202,117	144,354	71%
Total Expenses	$2,720,718	$1,864,892	$855,826	46%

Salaries increased due to the increased staff due to the Flagship merger, the hiring of our Chief Financial Officer, and the raises granted to employees.

Professional fees increased primarily due to fees incurred for the Flagship merger, and two new investor relations firm.

Software as a Service Expense (SaaS) increased due to additional costs paid to existing vendors to make improvements in Salesforce and purchases of new user licenses.

Advertising Expense increased primarily due to additional marketing campaigns for the Flagship merger.

Commissions Expense increased due to the increase in revenues. Commission expense varies due to different contractual agreements with both contracted distributors and employees.

All Other Expenses increased primarily due to a combination of an increase in online training and continuing education, increase in travel after the flagship merger, and the increase in bad debt expense. This was partially offset by a reduction in costs associated with employees working from home due to the pandemic as well as a reduction in expenses related to our office space in Melville, New York.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2021, decreased $63,979 to $195,902 from $259,881 for the six months ended June 30, 2020. The decrease in other income is primarily attributable to the gain on contingent liability record in the prior year and the loss on disposal of equipment recorded during the current period.

Net Income (Loss) before provision for income taxes. Net income before provision for income taxes for the six months ended June 30, 2021 was $135,901, as compared to a net income of $142,786 for the six months ended June 30, 2020.

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

We have long term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe our total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power ” and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the six months ended June 30, 2021, DSC’s cash increased $2,182,522 to $3,076,120 from $893,598 December 31, 2020. Net cash of $825,017 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $ 6,240,503 was used in investing activities primarily from the purchase of Flagship. Net cash of $7,598,008 was provided by financing activities resulting primarily from the sale of common stock and warrants. This was offset by the repayment of dividends and finance lease obligations.

DSC’s working capital deficit was $3,636,919 on June 30, 2021, increasing by $970,471 from $2,666,448 at December 31, 2020. The increase is primarily attributable to an increase in contingent consideration that is payable in shares of the Company’s common stock. This was offset by an increase in cash and account receivable and a decrease in dividend payable.

Off-Balance Sheet Arrangements

DSC does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

Our use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Adjusted EBITDA may differ from other companies’ measure of Adjusted EBITDA. When evaluating our performance, Adjusted EBITDA should be considered with other financial performance measures, including various cash flow metrics, net income and other GAAP results. In the future, we may disclose different non-GAAP financial measures in order to help our investors and others more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

The following table shows our reconciliation of Net income to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income	$135,561	$183,259	$135,901	$142,786

Non-GAAP adjustments:
Depreciation and amortization	309,855	252,809	577,044	494,467
Interest income and expense	46,621	43,679	81,666	90,119
Gain on contingent liability	—	(350,000)	—	(350,000)
Loss on disposal of equipment	29,732	—	29,732	—
Gain on forgiveness of debt	(307,300)	—	(307,300)	—
Stock based compensation	34,050	41,338	76,221	74,386

Adjusted EBITDA	$248,519	$171,085	$593,264	$451,758

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, DSC’s principal executive officer concluded that DSC’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by DSC in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules based on the material weakness described below.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 18, 2021, the Company hired Chris H. Panagiotakos to serve as the Company’s Chief Financial Officer. Chris has over 23 years of public company accounting experience and brings a broad range of experience related to public company accounting matters.

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

As reflected in the consolidated audited financial statements for the years ended December 31, 2020 and 2019, we had a net income (loss) attributable to shareholders of $55,339 and $(54,452) for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, DSC had cash and cash equivalents of $893,598 and a working capital deficiency of $2,666,448. As reflected in the consolidated unaudited financial statements for the six months ended June 30, 2021, we had a net income of $135,901 and a net income attributable to shareholders of $139,113. As of June 30, 2020, DSC had cash and cash equivalents of $3,076,120 and a working capital deficiency of $3,636,919.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020. At June 30, 2021, our principal executive concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules based on the material weakness described below A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with generally accepted accounting principles and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. On May 18, 2021 the company hired Chris H. Panagiotakos to serve as the company’s Chief Financial Officer. Chris has over 23 years of public company accounting experience, and brings a broad range of experience related to public company accounting matters.

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

Risks Related to the Merger with Flagship Solutions, LLC

On May 31, 2021, the Company completed the merger (the “Merger”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary, and Flagship Solutions, LLC (“Flagship”), a provider of IBM solutions, managed services and cloud solutions. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM business and anticipates meaningful operation efficiency through the integration of the two organizations and that the Merger will provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multicloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), Cyber Security as a Service (CSaaS), and Data Analytics as a Service.

Since the Merger was just recently completed, however, the Company still faces risks and unknowns associated with the Merger. Ultimately, the Company may not realize the anticipated benefits of the merger with Flagship and integrating and operating Data Storage’s and Flagship’s business may be more difficult, time-consuming, or costly than expected. Additionally, integrating and operating the Flagship business could result in higher capital expenditures than anticipated, which could result in the Company’s need to raise additional capital for our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there were no unregistered sales of the Company’s equity securities during the period ended June 30, 2021 that were not previously reported in a Current Report on Form 8-K.

During the six months ended June 30, 2021, employees exercised 6,592 options via cashless exercise, into 5,060 shares of common stock.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2021.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Representative’s Warrant dated May 18, 202 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.3	Warrant Agency Agreement, dated May 18, 2021, by and between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.1#	Offer Letter entered into between Data Storage Corporation and Chris H. Panagiotakos (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

10.2	Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on June 3, 2021).

10.3#	Employment Agreement with Mark Wyllie (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on June 3, 2021).

10.4	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.5	Form of Placement Agency Agreement dated July 19, 2021 between Data Storage Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: August 16, 2021
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial Officer)

