Form 10-Q
period 2021-09-30
Data Storage Corp
filed 2021-11-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 11, 2021, was 6,692,742.

DATA STORAGE CORPORATION

FORM 10-Q

i

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,889,032	$893,598
Accounts receivable (less allowance for doubtful accounts of $19,896 and $30,000 in 2021 and 2020, respectively)	1,837,053	554,587
Prepaid expenses and other current assets	521,958	239,472
Total Current Assets	15,248,043	1,687,657

Property and Equipment:
Property and equipment	6,443,075	7,845,423
Less—Accumulated depreciation	(4,406,987)	(5,543,822)
Net Property and Equipment	2,036,088	2,301,601

Other Assets:
Goodwill	6,610,021	3,015,700
Operating lease right-of-use assets	469,643	241,911
Other assets	72,153	49,310
Intangible assets, net	2,355,463	455,935
Total Other Assets	9,507,280	3,762,856

Total Assets	$26,791,411	$7,752,114

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,287,525	$979,552
Dividend payable	—	1,115,674
Deferred revenue	379,526	461,893
Line of credit	50,000	24
Finance leases payable	177,175	168,139
Finance leases payable related party	805,890	1,149,403
Operating lease liabilities short term	204,598	104,549
Note payable	—	374,871
Total Current Liabilities	2,904,714	4,354,105

Note payable long term	—	107,106
Deferred tax liability long term	429,619	—
Operating lease liabilities long term	274,702	147,525
Finance leases payable, long term	126,645	247,677
Finance leases payable related party, long term	482,069	974,743
Total Long Term Liabilities	1,313,035	1,477,051

Total Liabilities	4,217,749	5,831,156

Stockholders' Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 1,401,786 shares issued and outstanding in 2021 and 2020, respectively	—	1,402
Common stock, par value $.001; 250,000,000 shares authorized; 6,692,742 and 3,213,486 shares issued and outstanding in 2021 and 2020, respectively	6,693	3,213
Additional paid in capital	38,189,610	17,745,785
Accumulated deficit	(15,521,578)	(15,734,737)
Total Data Storage Corp Stockholders' Equity	22,674,725	2,015,663
Non-controlling interest in consolidated subsidiary	(101,063)	(94,705)
Total Stockholder's Equity	22,573,662	1,920,958
Total Liabilities and Stockholders' Equity	$26,791,411	$7,752,114

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$3,860,258	$2,723,532	$9,963,198	$6,827,867

Cost of sales	2,167,622	1,621,008	5,609,845	3,977,546

Gross Profit	1,692,636	1,102,524	4,353,353	2,850,321

Selling, general and administrative	2,024,304	1,017,863	4,745,022	2,882,755

Income (loss) from Operations	(331,668)	84,661	(391,669)	(32,434)

Other Income (Expense)
Interest expense, net	(15,726)	(42,726)	(97,392)	(132,845)
Gain on contingent liability	—	—	—	350,000
Loss on disposal of equipment	—	—	(29,732)	—
Gain on forgiveness of debt	481,977	—	789,277	—
Total Other Income (Expense)	466,251	(42,726)	662,153	217,155

Income before provision for income taxes	134,583	41,935	270,484	184,721

Provision for income taxes	—	—	—	—

Net Income	134,583	41,935	270,484	184,721

Non-controlling interest in consolidated subsidiary	1,047	4,283	6,358	17,833

Net Income attributable to Data Storage Corp	135,630	46,218	276,842	202,554

Preferred Stock Dividends	—	(36,650)	(63,683)	(105,877)

Net Income Attributable to Common Stockholders	$135,630	$9,568	$213,159	$96,677

Earning per Share – Basic	$0.02	$0.00	$0.05	$0.03
Earning per Share – Diluted	$0.02	$0.00	$0.05	$0.03
Weighted Average Number of Shares – Basic	6,350,826	3,213,485	4,530,188	3,212,821
Weighted Average Number of Shares – Diluted	6,482,577	3,383,499	4,720,546	3,365,675

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2020	1,401,786	$1,402	3,210,986	$3,211	$17,581,659	$(15,790,076)	$(68,048)	$1,728,148
Stock-based compensation	—	—	—	—	116,557	—	—	116,557
Stock options Exercise	—	—	2,500	$2	5,398	—	—	5,400
Net Income (Loss)	—	—	—	—	—	202,554	(17,833)	184,721
Preferred stock dividend	—	—	—	—	—	(105,877)	—	(105,877)
Balance, September 30, 2020	1,401,786	$1,402	3,213,486	$3,213	$17,703,614	$(15,693,399)	$(85,881)	$1,928,949

Balance January 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to common stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	2,975,000	2,975	16,941,405	—	—	16,944,380
Stock options exercise	—	—	5,060	5	(5)	—	—	—
Stock warrants exercise	—	—	455,390	456	3,380,815	—	—	3,381,271
Stock-based compensation	—	—	—	—	120,252	—	—	120,252
Net Income (Loss)	—	—	—	—	—	276,842	(6,358)	270,484
Preferred stock dividends	—	—	—	—	—	(63,683)	—	(63,683)
Balance, September 30, 2021	—	$—	6,692,742	$6,693	$38,189,610	$(15,521,578)	$(101,063)	$22,573,662

The accompanying notes are an integral part of these consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance July 1, 2020	1,401,786	$1,402	3,213,486	$3,213	$17,661,443	$(15,702,967)	$(81,598)	$1,881,493
Stock-based compensation	—	—	—	—	42,171	—	—	42,171
Net Income (Loss)	—	—	—	—	—	46,218	(4,283)	41,935
Preferred stock dividends	—	—	—	—	—	(36,650)	—	(36,650)
Balance, September 30, 2020	1,401,786	$1,402	3,213,486	$3,213	$17,703,614	$(15,693,399)	$(85,881)	$1,928,949

Balance July 1, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291
Proceeds from issuance of common stock and warrants	—	—	1,375,000	1,375	7,488,110	—	—	7,489,485
Stock Warrants Exercise			455,390	456	3,380,815	—	—	3,381,271
Stock-based compensation	—	—	—	—	44,032	—	—	44,032
Net Income (Loss)	—	—	—	—	—	135,630	(1,047)	134,583
Balance, September 30, 2021	—	$—	6,692,742	$6,693	$38,189,610	$(15,521,578)	$(101,063)	$22,573,662

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$270,484	$184,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	947,669	754,243
Stock based compensation	120,252	116,557
Gain on forgiveness of debt	(789,277)	—
Gain on contingent liability	—	(350,000)
Loss on disposal of equipment	29,732	—
Changes in Assets and Liabilities:
Accounts receivable	106,797	(241,675)
Other assets	(344)	16,125
Prepaid expenses and other current assets	(154,912)	(98,874)
Right of use asset	(227,732)	61,233
Accounts payable and accrued expenses	(206,385)	252,717
Deferred revenue	(151,103)	61,687
Deferred tax liability	(19,362)	—
Operating lease liability	227,226	(60,647)
Net Cash Provided by Operating Activities	153,045	696,087
Cash Flows from Investing Activities:
Capital expenditures	(418,422)	(164,796)
Cash acquired in business acquisition	212,068	—
Cash consideration for business acquisition	(6,149,343)	—
Net Cash Used in Investing Activities	(6,355,697)	(164,796)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—	481,977
Proceeds from line of credit	50,000	—
Repayments of finance lease obligations related party	(886,189)	(641,170)
Repayments of finance lease obligations	(111,995)	(24,320)
Proceeds from issuance of common stock and warrants	16,944,380	—
Cash received for the exercise of warrants	3,381,271	—
Cash received for the exercised of options	—	5,400
Repayments of dividend payable	(1,179,357)	—
Repayment of line of credit	(24)	(74,976)
Net Cash Provided by (Used) in Financing Activities	18,198,086	(253,089)

Increase in Cash and Cash Equivalents	11,995,434	278,202

Cash and Cash Equivalents, Beginning of Period	893,598	326,561

Cash and Cash Equivalents, End of Period	$12,889,032	$604,763
Supplemental Disclosures:
Cash paid for interest	$92,779	$124,297
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$63,683	$105,877
Assets acquired by finance lease	$50,000	$808,261

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

On May 31, 2021, the Company completed a merger (the “Merger”) under an Agreement and Plan of Merger (the “Merger Agreement”) with Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC, a Florida limited liability company, a Florida limited liability company. Flagship is a provider of IBM solutions, managed services and cloud solutions. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM business and anticipates meaningful operation efficiency through the integration of the two organizations. The Company also believes the Merger will provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multicloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), Cyber Security as a Service (CSaaS), and Data Analytics as a Service.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed on March 31, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

In July 2021, the FASB issued ASU No. 2021-05, Lessors—Certain Leases with Variable Lease Payments (Topic 842), Which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate (hereafter referred to as “variable payments”) as an operating lease on the commencement date of the lease if specified criteria are met. ASU 2021-05 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

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

 Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, line of credit, notes payable and lease commitments. Management believes the estimated fair value of these accounts at September 30, 2021 approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of September 30, 2021, DSC had three customers with an accounts receivable balance representing 47% of total accounts receivable. As of September 30, 2020, DSC had four customers with an accounts receivable balance representing 65% of total accounts receivable.

For the nine months ended September 30, 2021, the Company had one customer that accounted for 14% of revenue. For the nine months ended September 30, 2020, the Company had one customer that accounted for 10% of revenue.

Accounts Receivable/Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivables are uncollateralized, non-interest-bearing customer obligations. Accounts receivables are typically due within 30 days. The allowance for credit losses reflects the estimated accounts receivable that will not be collected due to credit losses. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients are invoiced in advance for services as reflected in deferred revenue on the Company’s balance sheet.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 7 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income. During the nine months ended September 30, 2021, the Company recorded a loss on disposal of equipment of $29,732.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2020 and 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2020, 2019 and 2018 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

These services are performed at the inception of a contract. The Company provides professional assistance to its clients during the implementation processes. On-boarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing.

  The Company also derives both one time and subscription-based revenue, from providing support, management and renewal of software, hardware, third party maintenance contracts and third-party cloud services to clients. The managed services include help desk, remote access, operating system and software patch management, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

3)	Equipment and Software Revenue

The Company provides equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software, infrastructure and hybrid cloud solutions provided to clients.

4)	Nexxis VoIP and Direct Internet Access

The company offers VoIP, Internet access and data transport services to help keep businesses fully connected to the Internet from any location. The company provides, among other things, highly reliable Hosted VoIP solutions with equipment options for IP phones and internet speeds of up to 10Gb delivered over fiber optics.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended September 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,799,488	$27,567	$1,827,055
Equipment and Software	316,107	—	316,107
Managed Services	1,472,261	—	1,472,261
Nexxis VoIP Services	210,445	—	210,445
Other	34,390	—	34,390
Total Revenue	$3,832,691	$27,567	$3,860,258

For the Three Months
Ended September 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,416,847	$20,551	$1,437,398
Equipment and Software	936,344	—	936,344
Managed Services	169,565	—	169,565
Nexxis VoIP Services	180,225	—	180,225
Total Revenue	$2,702,981	$20,551	$2,723,532

For the Three Months
Ended September 30,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$754,438	$936,344
Products and services transferred over time	3,105,820	1,787,188
Total Revenue	$3,860,258	$2,723,532

For the Nine Months
Ended September 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,115,212	$97,354	$5,212,566
Equipment and Software	1,541,441	—	1,541,441
Managed Services	2,508,515	—	2,508,515
Nexxis VoIP Services	588,889	—	588,889
Other	111,787	—	111,787
Total Revenue	$9,865,844	$97,354	$9,963,198

For the Nine Months
Ended September 30, 2020
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$4,133,213	$107,583	$4,240,796
Equipment and Software	1,544,786	—	1,544,786
Managed Services	557,515	—	557,515
Nexxis VoIP Services	484,770	—	484,770
Total Revenue	$6,720,284	$107,583	$6,827,867

For the Nine Months
Ended September 30,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$2,230,873	$1,544,786
Products and services transferred over time	7,732,325	5,283,081
Total Revenue	$9,963,198	$6,827,867

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: subscription-based service that encrypts and transfers data to secure location further replicates the data to a second DSC technical center where it remains encrypted. Ensuring retention schedules for corporate compliance. Provides for twenty-four (24) hour or less recovery time and uses advanced data reduction reduplication technology to shorten restore time.

2)	High Availability (“HA”): A managed subscription-based service which offers cost-effective mirroring software replication technology and provides one (1) hour or less recovery time.

3)	Infrastructure as a Service (“IaaS”): subscription-based service offers “capacity on-demand” for IBM Power and Intel server systems.

4)	Internet: subscription-based service offers continuous internet connection along with FailSAFE providing disaster recovery.

5)	Support and Maintenance: subscription-based service offers support for servers, firewalls, desktops or software and ad hoc support and help desk.

6)	Implementation / Set-Up Fees: on boarding and set-up IaaS and DRaaS and Cyber Security.

7)	Equipment sales: sale of servers and data storage equipment to the client.

9)	License: granting SSL certificates and other licenses.

10)	VoIP services (VoIP) and Direct Internet Access: subscription-based business Hosted VoIP, SIP Trunk and Toll Free solutions.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $409,468 and $234,565 for advertising costs for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income Available to Common Shareholders	$135,630	$9,568	$213,159	$96,677

Weighted average number of common shares – basic	6,350,826	3,213,485	4,530,188	3,212,821
Dilutive securities
Options	128,418	166,681	187,025	149,520
Warrants	3,333	3,333	3,333	3,333
Weighted average number of common shares – diluted	6,482,577	3,383,499	4,720,546	3,365,675

Earnings per share, basic	$0.02	$0.00	$0.05	$0.03
Earnings per share, diluted	$0.02	$0.00	$0.05	$0.03

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Options	96,248	43,965	37,641	61,125
Warrants	2,415,860	—	2,415,860	—
	2,512,108	43,965	2,453,501	61,125

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2021	2020
Storage equipment	$476,887	$756,236
Website and software	—	533,417
Furniture and fixtures	18,160	17,441
Leasehold improvements	20,983	20,983
Computer hardware and software	314,721	1,236,329
Data center equipment	5,612,324	5,281,017
	6,443,075	7,845,423
Less: Accumulated depreciation	(4,406,987)	(5,543,822)
Net property and equipment	$2,036,088	$2,301,601

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $709,195 and $608,743, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

			September 30, 2021
	Estimated life		Accumulated
	in years	Gross amount	Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$6,610,021	$—	$6,610,021
Trademarks	Indefinite	529,268	—	529,268

Total intangible assets not subject to amortization		7,139,289	—	7,139,289
Intangible assets subject to amortization
Customer lists	7	2,614,099	833,147	1,780,952
ABC acquired contracts	5	310,000	304,835	5,165
SIAS acquired contracts	5	660,000	649,000	11,000
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	3,924	29,078
Total intangible assets subject to amortization		3,889,248	2,063,053	1,826,195
Total Goodwill and Intangible Assets		$11,028,537	$2,063,053	$8,965,484

Scheduled amortization over the next three years are as follows:

Twelve months ending September 30,
2022	$292,754
2023	276,587
2024	273,439
2025	267,143
Thereafter	716,272
Total	$1,826,195

Amortization expense for the nine months ended September 30, 2021 and 2020 were $238,474 and $145,500 respectively.

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

On July 31, 2021, the Company signed a 3-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, Florida. Commencement date of the lease is August 1, 2021. The total amount due under this lease is $328,026.

The Company leases technical space in New York, Massachusetts, North Carolina and Florida. These leases are month to month and the monthly rent is approximately $39,000.

In 2020, the Company entered into a new technical space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,403 and expires on July 31, 2023.

Finance Lease Obligations

On June 1, 2020, the Company entered into a lease agreement with a finance company to lease equipment. The lease obligation is payable in monthly installments of $5,008. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 1, 2023.

On June 29, 2020, the Company entered into a lease agreement with a finance company to lease equipment. The lease obligation is payable in monthly installments of $5,050. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 29, 2023.

On July 31, 2020, the Company entered into a lease agreement with a finance company to lease equipment under a finance lease. The lease obligation is payable in monthly installments of $4,524. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends July 31, 2023.

Subsequent to September 30, 2021, the Company entered into a lease agreement with a finance company to lease equipment under a finance lease. The lease commenced in the fourth quarter of 2021 whereas the Company is obligated to pay monthly installments of $19,751. The lease carries an interest rate of 8% and is a three-year lease. The term of the lease ends in the fourth quarter of 2023.

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

The Company determines if an arrangement contains a lease at inception. Right of Use “ROU” assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company’s lease term includes options to extend the lease when it is reasonably certain that it will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. A discount rate of 7% was used in preparation of the ROU asset and operating liabilities.

The components of lease expense were as follows:

Components of lease expense
Nine Months Ended September 30, 2021
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$998,185
Interest on lease liabilities, included in interest expense	134,188
Operating lease:
Amortization of assets, included in total operating expense	94,158
Interest on lease liabilities, included in total operating expense	13,624
Total net lease cost	$1,240,155

Supplemental balance sheet information related to leases was as follows

Operating Leases

Operating lease right-of-use asset	$469,643

Current operating lease liabilities	$204,598
Noncurrent operating lease liabilities	274,702
Total operating lease liabilities	$479,300

September 30, 2021
Finance leases:
Property and equipment, at cost	$4,366,665
Accumulated amortization	(2,538,765)
Property and equipment, net	$1,827,900

Current obligations of finance leases	$983,065
Finance leases, net of current obligations	608,714
Total finance lease liabilities	$1,591,779

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$227,226
Financing cash flows related to finance leases	$998,183

Weighted average remaining lease term (in years):
Operating leases	2.38
Finance leases	1.72

Weighted average discount rate:
Operating leases	5%
Finance leases	7%

Long-term obligations under the operating and finance leases at September 30, 2021 mature as follows:

For the Twelve Months Ended September 30,	Operating Leases	Finance Leases
2022	$222,011	1,037,916
2023	195,594	553,478
2024	90,979	103,226
Total lease payments	508,584	1,694,620
Less: Amounts representing interest	(29,284)	(102,841)
Total lease obligations	479,300	1,591,779
Less: Current	(204,598)	(983,065)
	$274,702	$608,714

As of September 30, 2021, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the nine months ended September 30, 2021 and 2020 was $130,020 and $127,268, respectively.

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

Revolving Credit Facility

On January 31, 2008, the Company entered into a revolving credit line with a bank. The credit facility provides for $100,000 at prime plus 0.5% and is secured by all assets of the Company and personally guaranteed by the Company’s CEO. As of September 30, 2021 and December 31, 2020 the balance was $0 and $24 respectively. During the nine months ended September 30, 2021, the Company terminated the revolving credit line.

On March 24, 2017, Flagship entered into a revolving demand note with a bank for an amount not to exceed $750,000. The line of credit may be cancelled by either party at any time for any reason by written notice to the other and is collateralized by all of Flagship’s assets and the personal guarantee of two members of the Company. The stated interest rate is adjustable with interest equal to the Prime Rate plus four percent per annum. Repayment terms consist of interest only due monthly with all principal and remaining interest due on demand. The line of credit balance outstanding as of September 30, 2021 was $50,000. Subsequent to September 30, 2021, the Company terminated the revolving credit line.

Note 7 – Note payable

On April 30, 2020, the Company was granted a loan from a banking institution, in the principal amount of $481,977 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 5, 2020. Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. During the nine months ended September 30, 2021, the PPP loan was forgiven and the Company recorded a gain on forgiveness of debt on the Consolidated Statements of Operations.

On June 1, 2021 the Company assumed the PPP loan of Flagship Solutions, LLC in the amount of $307,300. During the nine months ended September 30, 2021, the PPP loan was forgiven and the Company recorded a gain on forgiveness of debt on the Consolidated Statements of Operations.

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

On July 21, 2021, the Company entered into a securities purchase agreement with certain accredited institutional investors resulting in the raise of $8,305,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, (i) an aggregate of 1,375,000 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 1,031,250 shares of the Company’s Common Stock at an exercise price of $6.15 per share, subject to adjustment. The Warrants will be immediately exercisable and will expire on the five year and six-month anniversary of the issuance date.

Maxim Group LLC acted as the sole placement agent for the Company in connection with the Offering. Pursuant to that certain Placement Agency Agreement, dated as of July 19, 2021, between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent will be entitled to a cash fee of 6.5% of the gross proceeds of the Offering and the reimbursement for certain out-of-pocket expenses up to $50,000.

The Company received net proceeds of $7,518,766 related to this offering.

During the nine months ended September 30, 2021, employees exercised 6,592 options via cashless exercise, into 5,060 shares of common stock.

During the nine months ended September 30, 2021, warrant holders exercised 455,390 warrants into common stock. The Company received $3,381,271 for these warrants.

 Common Stock Options

A summary of the Company’s option activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2020	207,747	$2.00 - 15.76	$5.20	2.00
Options Granted	39,357	5.41 - 5.80	5.53	10.00
Exercised	(6,592)	2.00	2.00	—
Expired/Cancelled	(15,846)	3.00-14.00	5.89	—
Options Outstanding at September 30, 2021	224,666	$2.00-16.00	$5.53	5.51

Options Exercisable at September 30, 2021	141,105	$2.00-16.00	$5.53	6.26

Share-based compensation expense for options totaling $120,252 and $116,557 was recognized in our results for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, there was $354,344 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.3 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2021 are set forth in the table below.

2021
Weighted average fair value of options granted	$5.35
Risk-free interest rate	1.31% - 1.62%
Volatility	217% - 219%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrant

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Warrant Outstanding at December 31, 2020	3,333	$0.40	$0.40	3.5
Warrant Granted	2,871,250	7.43 – 6.67	6.97	5.00
Exercised	(455,390)	7.43	7.43	—
Expired/Cancelled	—	—	—	—
Warrant Outstanding at September 30, 2021	2,419,193	$7.43 – 0.40	$6.87	4.92

Warrant Exercisable at September 30, 2021	2,419,193	$7.43 – 0.40	$6.87	4.92

Preferred Stock

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. On May 18, 2021, the Company converted 1,401,786 shares of Series A Preferred Stock into 43,806 shares of common stock. As part of this transaction the Company also paid $1,179,357 the accrued and unpaid dividends. Accrued dividends at September 30, 2021 were $0.

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

Note 10 - Related Party Transactions

Finance Lease Obligations – Related Party

During the nine months ended September 30, 2021 the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers.

The Company received funds of $10,935 and $31,251 during the nine months ended September 30, 2021 and 2020 respectively.

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

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$6,149,343
Total purchase price	6,149,343

Assets acquired:
Cash	212,068
Accounts Receivable	1,389,263
Prepaid Expenses	127,574
Fixed Assets	4,986
Website and Digital Assets	33,002
Security Deposits	22,500
Total assets acquired	1,789,393

Liabilities assumed:
Accounts payable and accrued expenses	514,354
Deferred Revenue	68,736
PPP Loan Payable	307,300
Deferred Tax Liability	448,305
Total liabilities assumed	1,338,695

Net assets acquired	450,698

Excess purchase price	$5,698,645

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

Three Months Ended

September 30, 2020
Revenues	$3,526,834
Net loss attributable to common shareholders	$(197,055)
Net loss per share	$(0.04)
Weighted average number of shares outstanding	4,530,188

Nine Months Ended
September 30, 2020
Revenues	$12,895,505
Net loss attributable to common shareholders	$(178,429)
Net loss per share	$(0.06)
Weighted average number of shares outstanding	3,212,821

Nine Months Ended
September 30, 2021
Revenues	$18,138,730
Net income attributable to common shareholders	$1,338,334
Net income per share	$0.30
Weighted average number of shares outstanding	4,530,188

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 31, 2021 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ’may,’ ‘will,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘intends,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘predicts,’ ‘potential,’ or ’continue’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

Our target marketplace for Infrastructure as a Service and Disaster Recovery as a Service globally is estimated at over one million Virtual IBM Power servers in the finance, retail, healthcare, government, and distribution industries and sectors according to the most recent industry information. While Infrastructure as a Service and Disaster Recovery as a Service solutions are core products, we also continue to provide ancillary solutions in this market.

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

On May 31, 2021, the Company completed a merger (the “Merger”) under an Agreement and Plan of Merger (the “Merger Agreement”) with Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC, a Florida limited liability company. Flagship is a provider of IBM solutions, managed services, data analytics, cyber security and cloud solutions. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM business and anticipates meaningful operation efficiency through the integration of the two organizations. The Company also believes the Merger will provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multicloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), Cyber Security as a Service (CSaaS), and Data Analytics as a Service.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021 as compared to September 30, 2020

Total Revenue. For the three months ended September 30, 2021 total revenue was $3,860,258 an increase of $1,136,726 or 42% compared to $2,723,532 for the three months ended September 30, 2020. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue. This was offset by a decrease in equipment sales for the three months ended September 30, 2021.

Revenue	For the Three Months
	Ended September 30,
	2021	2020	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,827,055	$1,437,398	$389,657	27%
Equipment and Software	316,107	936,344	(620,237)	(66)%
Managed Services	1,472,261	169,565	1,302,696	768%
Nexxis VoIP Services	210,445	180,226	30,220	17%
Other	34,390	—	34,390	—%
Total Revenue	$3,860,258	$2,723,532	$1,136,726	42%

Cost of Sales. For the three months ended September 30, 2021, cost of sales was $2,167,622, an increase of $546,614 or 34% compared to $1,621,008 for the three months ended September 30, 2020. The increase of $546,614 was mostly related to the variable nature of costs incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the three months ended September 30, 2021, selling, general and administrative expenses were $2,024,304, an increase of $1,006,441, or 99%, as compared to $1,017,863 for the three months ended September 30, 2020. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended September 30,
	2021	2020	$ Change	% Change
Increase in Salaries	$1,102,665	$428,376	$674,289	157%
Increase in Professional Fees	178,042	32,441	145,601	449%
Increase in Software as a Service Expense	49,932	36,741	13,191	36%
Increase in Advertising Expenses	119,275	96,633	22,642	23%
Increase in Commissions Expense	308,319	253,500	54,819	22%
Increase in all other Expenses	266,071	170,172	95,899	56%
Total Expenses	$2,024,304	$1,017,863	$1,006,441	99%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger and the hiring of our Chief Financial Officer.

Professional fees. Professional fees increased primarily due to fees incurred for the Flagship merger, engagement of two new investor relations firms, and an increase in fees associated with being a public company.

Software as a Service Expense (SaaS). SaaS increased due to additional costs paid to existing vendors to make improvements to our customer relationship management software and purchases of new user licenses.

Advertising Expense. Advertising expense increased primarily due to additional Flagship marketing campaigns launched after the merger.

Commissions Expense. Commissions expense increased due to the increase in revenues. Commission expense varies due to different contractual agreements with both contracted distributors and employees.

All Other Expenses. Other expenses increased primarily due to the Flagship merger and an increase in amortization expense related to our intangible assets. This was offset by a decrease in bad debt expense.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2021 increased $508,977 to $466,251 from $(42,727) for the three months ended September 30, 2020. The increase in other income is primarily attributable to the gain on forgiveness of debt from the PPP loan and the decrease in interest expense for the three months ended September 30, 2021.

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended September 30, 2020 was $134,583, as compared to a net income of $41,935 for the three months ended September 30, 2020.

Nine months ended September 30, 2021 as compared to September 30, 2020

Total Revenue. For the nine months ended September 30, 2021 total revenue was $9,963,198 an increase of $3,135,331 or 46%. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Nine Months
	Ended September 30,
	2021	2020	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$5,212,566	$4,240,796	$971,770	23%
Equipment and Software	1,541,441	1,544,786	(3,345)	—%
Managed Services	2,508,515	557,515	1,951,000	350%
Nexxis VoIP Services	588,889	484,770	104,119	21%
Other	111,787	—	111,787	—%
Total Revenue	$9,963,198	$6,827,867	$3,135,331	46%

Cost of Sales. For the nine months ended September 30, 2021, cost of sales was $5,609,845, an increase of $1,632,299 or 41% compared to $3,977,546 for the nine months ended September 30, 2020. The increase of $1,632,299 was mostly related to variable cost incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the nine months ended September 30, 2021, selling, general and administrative expenses were $4,795,306, an increase of $1,912,511, or 66%, as compared to $2,882,755 for the nine months ended September 30, 2020. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Nine Months
	Ended September 30,
	2021	2020	$ Change	% Change
Increase in Salaries	$2,255,158	$1,372,591	$882,567	64%
Increase in Professional Fees	529,886	115,984	413,902	357%
Increase in Software as a Service Expense	155,393	104,879	50,514	48%
Increase in Advertising Expenses	371,561	234,564	136,997	58%
Increase in Commissions Expense	820,482	682,448	138,034	20%
Increase in all other Expenses	612,542	372,289	240,253	65%
Total Expenses	$4,745,022	$2,882,755	$1,862,267	65%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger, the hiring of our Chief Financial Officer and two other employees, and raises granted to employees.

Professional fees. Professional fees increased primarily due to fees incurred for the Flagship merger, two new investor relations firms, and an increase in fees associated with being a public company.

Software as a Service Expense (SaaS). SaaS increased due to additional costs paid to existing vendors to make improvements to our customer relationship management software and purchases of new user licenses.

Advertising Expense. Advertising expense increased primarily due to additional marketing campaigns for the Flagship merger and an increase in existing advertising campaigns.

Commissions Expense. Commissions expense increased due to the increase in revenues. Commission expense varies due to different contractual agreements with both contracted distributors and employees.

All Other Expenses. Other expenses increased primarily due to a combination of an increase in online training and continuing education, increase in travel after the flagship merger, and the increase in bad debt expense. This was partially offset by a reduction in costs associated with employees working from home due to the pandemic as well as a reduction in expenses related to our office space in Melville, New York.

Other Income (Expense). Other income for the nine months ended September 30, 2021, increased $444,998 to $662,153 from $217,155 for the nine months ended September 30, 2020. The increase in other income is primarily attributable to the gain on forgiveness of debt from the PPP loans and a decrease in interest expense. This was offset by the gain on contingent liability recorded in the prior year and the loss on disposal of equipment recorded during the current period.

Net Income before provision for income taxes. Net income before provision for income taxes for the nine months ended September 30, 2021 was $270,484, as compared to a net income of $184,721 for the nine months ended September 30, 2020.

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

We have long term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe our total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power “ and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the nine months ended September 30, 2021, DSC’s cash increased $11,995,434 to $12,889,032 from $893,598 December 31, 2020. Net cash of $153,045 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $6,355,697 was used in investing activities primarily from the purchase of Flagship. Net cash of $18,198,086 was provided by financing activities resulting primarily from the sale of common stock and warrants. This was offset by the repayment of dividends and finance lease obligations.

DSC’s working capital was $12,343,329 on September 30, 2021, increasing by $15,009,777 from $(2,666,448) at December 31, 2020. The increase is primarily attributable to an increase in cash, accounts receivable, and a decrease in dividend payable. This was offset by an increase in accounts payable and line of credit payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net income	$134,583	$41,935	$270,484	$184,721

Non-GAAP adjustments:
Depreciation and amortization	370,625	259,776	947,669	754,243
Flagship acquisition costs	21,998	—	125,537	—
Interest income and expense	15,726	42,726	97,392	132,845
Gain on contingent liability	—	—	—	(350,000)
Loss on disposal of equipment	—	—	29,732	—
Gain on forgiveness of debt	(481,977)	—	(789,277)	—
Stock based compensation	44,030	42,171	120,251	116,557

Adjusted EBITDA	$104,985	$386,608	$801,788	$838,366

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The material weaknesses identified during management’s assessment was a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported, during the second quarter of 2021, the Company hired as Chief Financial Officer Chris H. Panagiotakos, who has over 23 years of public company accounting experience and brings a broad range of experience related to public company accounting matters.

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

As reflected in the consolidated audited financial statements for the years ended December 31, 2020 and 2019, we had a net income (loss) attributable to shareholders of $55,339 and $(54,452) for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, DSC had cash and cash equivalents of $893,598 and a working capital deficiency of $2,666,448. As reflected in the consolidated unaudited financial statements for the nine months ended September 30, 2021, we had a net income of $270,484 and a net income attributable to shareholders of $0.05. As of September 30, 2020, DSC had cash and cash equivalents of $12,889,032 and a working capital of $12,343,329.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020. At September 30, 2021, our principal executive concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules based on the material weakness described below A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during management’s assessment were a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with generally accepted accounting principles.

We will be required to expend time and resources to further improve our internal controls over financial reporting. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended September 30, 2021 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2021.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.1	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.2	Form of Placement Agency Agreement dated July 19, 2021 between Data Storage Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: November 15, 2021
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial Officer)

