Form 10-Q
period 2022-03-31
Data Storage Corp
filed 2022-05-16
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 13, 2022, was 6,697,127.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,420,707	$12,135,803
Accounts receivable (less allowance for credit losses of $47,523 and $30,000 in 2021 and 2020, respectively)	3,524,464	2,384,367
Prepaid expenses and other current assets	1,256,243	536,401
Total Current Assets	18,201,414	15,056,571

Property and Equipment:
Property and equipment	7,502,490	6,595,236
Less—Accumulated depreciation	(4,939,373)	(4,657,765)
Net Property and Equipment	2,563,117	1,937,471

Other Assets:
Goodwill	6,560,671	6,560,671
Operating lease right-of-use assets	374,356	422,318
Other assets	78,045	103,226
Intangible assets, net	2,184,836	2,254,566
Total Other Assets	9,197,908	9,340,781

Total Assets	$29,962,439	$26,334,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,335,372	$1,343,391
Deferred revenue	292,450	366,859
Finance leases payable	386,323	216,299
Finance leases payable related party	740,530	839,793
Operating lease liabilities short term	206,231	205,414
Total Current Liabilities	5,960,906	2,971,756

Operating lease liabilities	177,348	226,344
Finance leases payable	560,187	157,424
Finance leases payable related party	432,530	364,654
Total Long Term Liabilities	1,170,065	748,422

Total Liabilities	7,130,971	3,720,178

Commitments and contingencies (Note XX)

Stockholders’ Equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,697,127 and 6,693,793 shares issued and outstanding in 2022 and 2021, respectively	6,697	6,694
Additional paid in capital	38,314,591	38,241,155
Accumulated deficit	(15,374,566)	(15,530,576)
Total Data Storage Corp Stockholders’ Equity	22,946,722	22,717,273
Non-controlling interest in consolidated subsidiary	(115,254)	(102,628)
Total Stockholder’s Equity	22,831,468	22,614,645
Total Liabilities and Stockholders’ Equity	$29,962,439	$26,334,823

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Sales	$8,657,199	$2,574,691

Cost of sales	6,011,289	1,420,899

Gross Profit	2,645,910	1,153,792

Selling, general and administrative	2,459,866	1,118,407

Income from Operations	186,044	35,385

Other Expense
Interest expense, net	(42,660)	(35,045)
Total Other Expense	(42,660)	(35,045)

Income before provision for income taxes	143,384	340

Provision for income taxes	—	—

Net Income	143,384	340

Non-controlling interest in net loss of consolidated subsidiary	12,626	1,759

Net Income attributable to Data Storage Corp	156,010	2,099

Preferred Stock Dividends	—	(38,883)

Net Income (Loss) Attributable to Common Stockholders	$156,010	$(36,784)

Earnings per Share – Basic	$0.02	$(0.01)
Earning pers Share – Diluted	$0.02	$(0.01)
Weighted Average Number of Shares - Basic	6,695,966	3,213,485
Weighted Average Number of Shares - Diluted	6,955,900	3,213,485

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2021	1,401,786	$1,402	3,213,485	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Stock-based compensation	—	—	—	—	42,171	—	—	42,171
Net Income (Loss)	—	—	—	—	—	2,099	(1,759)	340
Preferred stock dividends	—	—	—	—	—	(38,883)	—	(38,883)
Balance, March 31, 2021	1,401,786	$1,402	3,213,485	$3,213	$17,787,956	$(15,771,521)	$(96,464)	$1,924,586

Balance January 1, 2022	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	—	—	66,505	—	—	66,505
Net Income (Loss)	—	—	—	—	—	156,010	(12,626)	143,384
Balance, March 31, 2022	—	$—	6,697,127	$6,697	$38,314,591	$(15,374,566)	$(115,254)	$22,831,468

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$143,384	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,338	267,189
Stock based compensation	66,505	42,171
Changes in Assets and Liabilities:
Accounts receivable	(1,140,097)	(170,096)
Other assets	25,180	(345)
Prepaid expenses and other current assets	(719,842)	(290,018)
Right of use asset	47,962	21,492
Accounts payable and accrued expenses	2,991,981	558,679
Deferred revenue	(74,409)	(59,489)
Operating lease liability	(48,179)	(21,364)
Net Cash Provided by Operating Activities	1,643,823	348,559
Cash Flows from Investing Activities:
Capital expenditures	(25,946)	(257,238)
Net Cash Used in Investing Activities	(25,946)	(257,238)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(274,393)	(313,925)
Repayments of finance lease obligations	(65,515)	(36,682)
Cash received for the exercised of options	6,935	—
Net Cash Used in Financing Activities	(332,973)	(350,607)

Increase (decrease) in Cash and Cash Equivalents	1,284,904	(259,286)

Cash and Cash Equivalents, Beginning of Period	12,135,803	893,598

Cash and Cash Equivalents, End of Period	$13,420,707	$634,312
Supplemental Disclosures:
Cash paid for interest	$41,040	$31,971
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$—	$38,883
Assets acquired by finance lease	$881,308	$50,000

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security data analytics and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in seven technical centers in New York, Massachusetts, Texas, Florida, North Carolina and Canada.

On May 31, 2021, the Company completed a merger of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, managed services and cloud solutions.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries, Data Storage Corporation, a Delaware corporation, and Data Storage FL, LLC, a Florida limited liability company, (iii) Flagship Solutions, LLC, a Florida limited liability company, and (iv) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed on March 31, 2022. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

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

In November 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued by the Financial Accounting Standards Board. This ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in the recognition of contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and, lease commitments. Management believes the estimated fair value of these accounts on March 31, 2022 approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of March 31, 2022, DSC had one customer with an accounts receivable balance representing 58% of total accounts receivable. As of March 31, 2021, DSC had two customers with an accounts receivable balance representing 58% of total accounts receivable.

For the three months ended March 31, 2022, the Company had two customers that accounted for 55% of revenue. For the three months ended March 31, 2021, the Company had two customers that accounted for 36% of revenue.

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

Goodwill and Other Intangibles

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients the ability to migrate compute and store on DSC enterprise-level technical assets in Tier 3 data centers. Data Storage Corporation provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, flash storage, disaster recovery and cyber security while eliminating client capital expenditures.

Clients can subscribe to disaster recovery solutions without subscribing to IaaS. Product offerings provided directly from DSC are High Availability, Data Vaulting and retention solutions, including standby servers which allows clients to centralize and streamline their mission-critical digital information and technical environment while ensuring business continuity if they experience a cyber-attack or natural disaster. Client’s data is vaulted, at two data centers with the maintenance of retention schedules for corporate governances and regulations all to meet their back to work objective in a disaster.

2)	Managed Services

These services are performed at the inception of a contract. The Company provides professional assistance to its clients during the implementation processes. On-boarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing supplementing the client’s staff.

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

4)	Nexxis Voice over Internet and Direct Internet Access

The Company provides VoIP, Internet access and data transport services to ensure businesses are fully connected to the Internet from any location, remote and on premise. The company provides, highly reliable Hosted VoIP solutions with equipment options for IP phones and internet speeds of up to 10Gb delivered over fiber optics.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended March 31, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,888,387	$37,463	$1,925,850
Equipment and Software	5,319,459	—	5,319,459
Managed Services	1,149,503	33,307	1,182,810
Nexxis VoIP Services	194,934	—	194,934
Other	34,146	—	34,146
Total Revenue	$8,586,429	$70,770	$8,657,199

For the Three Months
Ended March 31, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,629,773	$30,575	$1,660,348
Equipment and Software	464,883	—	464,883
Managed Services	226,767	—	226,767
Nexxis VoIP Services	195,326	—	195,326
Other	27,367	—	27,367
Total Revenue	$2,544,116	$30,575	$2,574,691

For the Three Months
Ended March 31,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$5,402,996	$687,576
Products and services transferred over time	3,254,203	1,887,115
Total Revenue	$8,657,199	$2,574,691

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: Subscription-based cloud service that encrypts and transfers data to a secure Tier 3 data center and further replicates the data to a second Tier 3 DSC technical center where it remains encrypted. Ensuring client retention schedules for corporate compliance and disaster recovery. Provides for twenty-four (24) hour or less recovery time and utilizes advanced data reduction, reduplication technology to shorten back-up and restore time.

2)	High Availability: A managed cloud subscription-based service that provides cost-effective mirroring software replication technology and provides one (1) hour or less recovery time for a client to be back in business. .

3)	Cloud Infrastructure: subscription-based cloud service provides for “capacity on-demand” for IBM Power and X86 Intel server systems.

4)	Internet: Subscription-based service, offering continuous internet connection combined with FailSAFE which provides disaster recovery for both a clients’ voice and data environments.

5)	Support and Maintenance: Subscription based service offers support for clients on their servers, firewalls, desktops or software. Services are provided 24x7x365 to our clients.

6)	Implementation / Set-Up Fees: Onboarding and set-up for cloud infrastructure and disaster recovery as well as Cyber Security.

7)	Equipment sales: Sale of servers and data storage equipment to the client.

9)	License: Granting SSL certificates and licenses.

10)	Voice over Internet and Direct Internet Access: Cloud based business subscription solutions of hosted Voice, SIP Trunking and Toll-Free solutions integrated with Microsoft Teams.

Disaster Recovery and Business Continuity Solutions

Subscription services allow clients to access data or receive services for a predetermined period of time. As the client obtains access at a point in time and continues to have access for the remainder of the subscription period, the client is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered to be satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue is recognized on a straight-line basis over the contract term.

Initial Set-Up Fees

The Company accounts for set-up fees as a separate performance obligation. Set-up services are performed one time and accordingly the revenue is recognized at the point in time, and is non-refundable, and the Company is entitled to the payment.

Equipment Sales

The obligation for the equipment sales is such the control of the product transfer is at a point in time (i.e., when the goods have been shipped or delivered to the client’s location, depending on shipping terms). Noting that the satisfaction of the performance obligation, in this sense, does not occur over time, the performance obligation is considered to be satisfied at a point in time when the obligation to the client has been fulfilled (i.e., when the goods have left the shipping facility or delivered to the client, depending on shipping terms).

License - granting SSL certificates and other licenses

Performance obligations as it relates to licensing is that the control of the product transfers, either at a point in time or over time, depending on the nature of the license. The revenue standard identifies two types of licenses of IP: (i) a right to access IP; and, (ii) a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

Payment Terms

The typical terms of subscription contracts range from 12 to 36 months, with auto-renew options extending the contract for an additional term. The Company invoices clients one month in advance for its services, in addition to any contractual data overages or for additional services.

Warranties

The Company offers guaranteed service levels and service guarantees on some of its contracts. These warranties are not sold separately are accounted as “assurance warranties”.

Significant Judgement

In the instances contracts have multiple performance obligations. The Company uses judgment to establish a stand-alone price for each performance obligation. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation is calculated to determine the aggregate price for the individual services. The proportion of each individual service to the aggregate price is determined. The ratio is applied to the total contract price in order to allocate the transaction price to each performance obligation.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $89,731 and $95,776 for advertising costs for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

DSC follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. DSC has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.

The valuation methodology used to determine the fair value of the options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. DSC’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021

Net Income (Loss) Available to Common Shareholders	$156,010	$(36,784)

Weighted average number of common shares - basic	6,695,966	3,213,485
Dilutive securities
Options	256,601	—
Warrants	3,333	—
Weighted average number of common shares - diluted	6,955,900	3,213,485

Earnings (Loss) per share, basic	$0.02	$(0.01)
Earnings (Loss) per share, diluted	$0.02	$(0.01)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended March 31,
	2022	2021
Options	62,074	207,650
Warrants	2,415,860	3,333
	2,477,934	210,983

Note 3 - Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2022	2021
Storage equipment	$476,887	$476,887
Furniture and fixtures	19,491	19,491
Leasehold improvements	20,983	20,983
Computer hardware and software	321,266	317,729
Data center equipment	6,663,863	5,760,146
	7,502,490	6,595,236
Less: Accumulated depreciation	(4,939,373)	(4,657,765)
Net property and equipment	$2,563,117	$1,937,471

Depreciation expense for the three months ended March 31, 2022 and 2021 was $281,608 and $218,689, respectively.

Note 4 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

			March 31, 2022
	Estimated life		Accumulated
	in years	Gross amount	Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$6,560,671	$—	$6,560,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		7,074,939	—	7,074,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	966,717	1,647,382
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	9,816	23,186
Total intangible assets subject to amortization		3,889,248	2,218,680	1,670,568
Total Goodwill and Intangible Assets		$10,964,187	$2,218,680	$8,745,507

Scheduled amortization over the next five years are as follows:

Twelve months ending March 31,
2023	278,922
2024	276,976
2025	268,717
2026	267,143
2027	267,143
Thereafter	311,667
Total	$1,670,568

Amortization expense for the three months ended March 31, 2022 and 2021 were $69,730 and $48,500 respectively.

Note 5 -Leases

Operating Leases

The Company currently maintains two leases for office space located in Melville, NY.

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

On July 31, 2021 the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 1, 2021. The monthly rent is $4,500.

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, North Carolina and Florida. These leases are month to month. The monthly rent is approximately $39,000.

In 2020, the Company entered into a Tier 3 data center technical space lease. The lease is in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403  . The lease  term expires on July 31, 2023.

On January 1, 2022 the Company entered into a lease agreement for office space for marketing and business development with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expires on June 30, 2022.

Finance Lease Obligations

On June 1, 2020, the Company entered into a lease agreement with a finance company to lease technical equipment. The lease obligation is payable in monthly installments of $5,008. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 1, 2023.

On June 29, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation is payable in monthly installments of $5,050. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends June 29, 2023.

On July 31, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation is payable in monthly installments of $4,524. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ends July 31, 2023.

On November 1, 2021, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $3,152. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends September 21, 2024.

On January 1, 2022, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $17,718. The lease carries an interest rate of 5% and is a three-year lease. The term of the lease ends January 1, 2025.

On January 1, 2022, the Company entered into a technical equipment lease with a finance company. The lease obligation is payable in monthly installments of $2,037. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2025.

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

On January 1, 2022, the Company entered into a new lease agreement with Systems Trading effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expires on February 1, 2025. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$319,686
Interest on lease liabilities, included in interest expense	110,998
Operating lease:
Amortization of assets, included in total operating expense	50,883
Interest on lease liabilities, included in total operating expense	5,153
Total net lease cost	$486,720
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$374,356

Current operating lease liabilities	$206,231
Noncurrent operating lease liabilities	177,348
Total operating lease liabilities	$383,579

March 31, 2022
Finance leases:
Property and equipment, at cost	$5,412,726
Accumulated amortization	(3,006,462)
Property and equipment, net	$2,406,264

Current obligations of finance leases	$992,717
Finance leases, net of current obligations	1,126,853
Total finance lease liabilities	$2,119,570

Supplemental cash flow and other information related to leases were as follows:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$48,179
Financing cash flows related to finance leases	$339,908

Weighted average remaining lease term (in years):
Operating leases	1.93
Finance leases	1.58

Weighted average discount rate:
Operating leases	5%
Finance leases	7%

Long-term obligations under the operating and finance leases at March 31, 2022 mature as follows:

For the Twelve Months Ended March 31,	Operating Leases	Finance Leases
2023	$221,227	$1,130,435
2024	143,959	704,863
2025	36,733	242,034
2026	—	18,799
2027	—	18,799
Thereafter	—	135,450
Total lease payments	401,919	2,250,381
Less: Amounts representing interest	(18,340)	(130,811)
Total lease obligations	383,579	2,119,570
Less: Current	(206,231)	(1,126,853)
	$177,348	$992,717

As of March 31, 2022, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2022 and 2021 was $34,219 and $20,263, respectively.

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

Under NYS Executive Order 202.6, “Essential Business,” DSC is an “Essential Business” based on the following in the Executive order number 2: Essential infrastructure including telecommunications and data centers; and, number 12: Vendors that provide essential services or products, including logistics and technology support. Further, as a result of the pandemic, all employees, including the Company’s specialized technical staff, are working remotely or in a virtual environment. DSC always maintains the ability for team members to work virtually and the Company is on a hybrid schedule with team members. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to the Company’s business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information, though the Company does not believe these circumstances have, or will, materially adversely impact its internal controls or financial reporting systems. If the COVID-19 pandemic should worsen, the Company may experience disruptions to our business including, but not limited to: equipment, its workforce, or to its business relationships with other third parties. The extent to which COVID-19 impacts the Company’s operations or those of its third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on the Company’s financial results and our ability to conduct business as expected.

Note 7 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

During the three months ended March 31, 2022, employees exercised 3,334 options into shares of common stock. The Company received $6,934 for these warrants.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2021	267,467	$2.00 – 16.00	$5.19	6.94
Options Granted	54,543	5.87 – 3.63	3.30	10
Exercised	(3,334)	2.00 – 2.16	2.08	—
Expired/Cancelled	—	—		—
Options Outstanding at March 31, 2022	318,676	$2.00 – 16.00	$2.61	7.24

Options Exercisable at March 31, 2022	159,039	$2.00 – 16.00	$2.39	5.06

Share-based compensation expense for options totaling $66,505 and $42,171 was recognized in our results for the three months ended March 31, 2022 and 2021, respectively.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

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

As of March 31, 2022, there was $536,813 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.36 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2022 are set forth in the table below.

2022
Weighted average fair value of options granted	$3.30
Risk-free interest rate	1.63% - 2.32%
Volatility	212% – 214%
Expected life (years)	10 years
Dividend yield	—

Note 8 - Litigation

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

Note 9 - Related Party Transactions

Finance Lease Obligations - Related Party

During the three months ended March 31, 2022, the Company entered into one related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $2,328 and $3,968 during the three months ended March 31, 2022 and 2021 respectively.

Note 10 - Merger

Flagship Solutions, LLC

On February 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equityholders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”). The Company acquired Flagship on May 31, 2021 and became its wholly-owned subsidiary. The purchase price was $5.5 million.

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

The following presents the unaudited pro-forma combined results of operations of the Company with Flagship Solutions as if the entities were combined on January 1, 2021.

Three Months Ended
March 31, 2021
Revenues	$6,485,772
Net income attributable to common shareholders	$(76,867)
Net loss per share	$(0.02)
Weighted average number of shares outstanding	4,857,291

Note 11 - Subsequent Events

Management did not identify any subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

The Industry Overview

Hybrid and Multi-Cloud have become mainstream technological offerings of the Cloud Managed Services industry as companies have moved away from legacy, on-premise technology solutions. This approach is growing more complex, as companies utilize disparate technical environments, including on-premises equipment and software, multi-clouds interfacing with Software as a Service providers, Cloud Managed Service Providers assist businesses in achieving their desired security levels, technical cloud infrastructure and financial objectives while optimizing the value of these technologies and cloud resources through multi-cloud management, ensuring business continuity, governance, and operational efficiencies.

This is a $500 billion-industry. One subset, of this $500 billion, is IBM Power cloud infrastructure and disaster recovery. Globally estimated at over one million virtual IBM Power servers. According to the most recent information received from IBM typical industries utilizing IBM Power servers are finance, retail, healthcare, government, and distribution organizations.

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

Company Overview

Data Storage Corporation, headquartered in Melville, New York, with three subsidiaries, DSC (CloudFirst), Flagship Solutions LLC and Nexxis, Inc., provides solutions and services to a broad range of clients in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution companies. As an example, the Company’s distribution channel of companies provides long-term subscription-based disaster recovery and cloud infrastructure without investing in the infrastructure, data centers, telecommunications or specialized technical staff.

During 2021, based on the May capital raise and the up list to Nasdaq, the Company accelerated organic growth strategies by added distribution, business development representatives, marketing, and technical personnel. Management continues to be focused on building the Company’s sales and marketing strategy and expanding its technology assets throughout its data center network.

DSC is a leader in providing IBM Power cloud infrastructure, disaster recovery and the creation of unique offering.

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

DSC’s market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

The Company’s addressable market is estimated at $48 billion in annual recurring revenuein the United States and Canada.

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

The Company’s disaster recovery and business continuity solutions allow clients to quickly recover from system outages, human and natural disasters, and cyber security attacks, such as Ransomware. The Company’s managed cloud services begin with migration to the cloud and provide ongoing system support and management that enables its clients to run their software applications and technical workloads in a multi-cloud environment. The Company’s cyber security offerings include comprehensive consultation and a suite of data security, disaster recovery, and remote monitoring services and technologies that is incorporated into the Company’s cloud solutions or be delivered as a standalone managed security offering covering the client site endpoint devices, users, servers, and equipment.

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

The Company provides its clients subscription-based, long-term agreements for cloud disaster recovery, cloud infrastructure, data analytics, cyber security,telecommunications solutions, and high processing on-site computing power and software solutions. While a significant portion of the Company’s revenue has been subscription-based, it also generates revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and managed service solutions.

The company entered into 2022 with a baseline annual recurring revenue of over $12 million.

The Company’s Core Services: The Company provides an array of multi-cloud information technology solutions in highly secure, enterprise-level cloud services for companies using IBM Power Systems, Microsoft Windows, and Linux. Specifically, the Company’s support services cover:

Cyber Security Solutions:

●	ezSecurity™ offers a suite of comprehensive cyber security solutions that can be utilized on systems at the client’s location or on systems hosted in the Company. These solutions include fully managed endpoint (PCs and other user devices) security with active threat mitigation, system security assessments, risk analysis, and applications to ensure continuous security. ezSecurity™ contains a specialized offering for protecting and auditing IBM systems including a package designed to protect IBM systems against Ransomware attacks.

Data Protection and Recovery Solutions:

●	ezVault™ solution is at the core of the Company’s data protection services and allows its clients to have their data protected and stored offsite with unlimited data retention in a secure location that uses encrypted, enterprise-grade storage which allows for remote recovery from system outages, human and natural disasters, and cyber security attacks like Ransomware and viruses allowing restoration of data from a known good point in time prior to an attack.

●	ezRecovery™ provides standby systems, networking, and storage in the Company’s cloud infrastructure that allows for faster recovery from client backups stored using ezVault™ at the same cloud based hosted location.

●	ezAvailability™ solution offers reliable real-time data replication for mission-critical applications with Recovery Time Objective under fifteen minutes and near-zero Recovery Point Objective, with optional, fully managed replication services. The Company’s ezAvailability™ service consists of a full-time enterprise system, storage, and network resources, allowing quick and easily switched production workloads to the Company’s cloud when needed. The Company’s ezAvailability™ services are backed by a Service-Level Agreement (“SLA”) to help assure performance, availability, and access.

●	ezMirror™ solution provides replication services that mirror the clients’ data at the storage level and allows for similar near-zero Recovery Point Objective as ezAvailability with less application management and Recovery Time Objective under 1 hour.

Cloud Hosted Production Systems:  ezHost™ solution provides managed cloud services that removes the burden off system management from its clients and ensures that their software applications and IT workloads are running smoothly. ezHost™ provides full-time, scalable compute, storage, and network infrastructure resources to run clients’ workloads on the Company’s enterprise-class infrastructure. ezHost™ replaces the cost of support, maintenance, system administration, space, electrical power, and cooling of the typical hardware on-premises systems with a predictable monthly expense. The Company’s ezHost services are backed by an SLA governing performance, availability, and access.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022, as compared to March 31, 2021

Total Revenue. For the three months ended March 31, 2022, total revenue was $8,657,199 an increase of $6,082,508 or 236% compared to $2,574,691 for the three months ended March 31, 2021. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Three Months
	Ended March 31,
	2022	2021	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$1,925,850	$1,660,348	$265,502	16%
Equipment and Software	5,319,459	464,883	4,854,576	1,044%
Managed Services	1,182,810	226,767	956,043	422%
Nexxis VoIP Services	194,934	195,326	(392)	—%
Other	34,146	27,367	6,779	25%
Total Revenue	$8,657,199	$2,574,691	$6,082,508	236%

Cost of Sales. For the three months ended March 31, 2022, cost of sales was $6,011,289, an increase of $4,590,390 or 323% compared to $1,420,899 for the three months ended March 31, 2021. The increase of $4,590,390 was mostly related to the Flagship merger and the variable nature of costs incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the three months ended March 31, 2022, selling, general and administrative expenses were $2,459,866, an increase of $1,341,459, or 120%, as compared to $1,118,407 for the three months ended March 31, 2021. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended March 31,
	2022	2021	$ Change	% Change
Increase in Salaries	$1,471,735	$503,672	$968,063	192%
Increase in Professional Fees	188,627	135,278	53,349	39%
Increase in Software as a Service Expense	70,058	52,143	17,915	34%
Increase in Advertising Expenses	90,873	95,776	(4,903)	(5)%
Increase in Commissions Expense	345,264	213,254	132,010	62%
Increase in all other Expenses	293,309	118,284	175,025	148%
Total Expenses	$2,459,866	$1,118,407	$1,341,459	120%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger and the hiring of our Chief Financial Officer.

Professional fees. Professional fees increased primarily due to new investor relations firms, and an increase in fees associated with being on NASDAQ.

Software as a Service Expense (SaaS). SaaS increased due to additional costs paid to existing vendors to improve to our customer relationship management software and sales quoting process.

Commissions Expense. Commissions expenses increased due to the Flagship merger and the sales associated with Flagship.

All Other Expenses. Other expenses increased primarily due to the Flagship merger.

Other Expense. Other expenses for the three months ended March 31, 2022 increased $7,615 to $42,660 from $35,045 for the three months ended March 31, 2021. The increase in other income is primarily attributable to the increase interest expense for the three months ended March 31, 2022.

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended March 31, 2022 was $156,010, as compared to a net income of $340 for the three months ended March 31, 2021.

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

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe the total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power “and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the three months ended March 31, 2022, DSC’s cash increased by $1,284,904 to $13,420,707 from $12,135,803 on December 31, 2021. Net cash of $1,643,823 was provided by DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $25,946 was used in investing activities from the purchase of equipment. Net cash of $332,973 was used by financing activities resulting primarily from payments on capital lease obligations. This was offset by the cash received for the exercised options.

DSC’s working capital was $12,240,508 on March 31, 2022, increasing by $155,693 from $12,084,815 at December 31, 2021. The increase is primarily attributable to an increase in cash, accounts receivable, prepaids, other current assets, and a decrease in deferred revenue. This was offset by an increase in accounts payable and leases payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Net income	$143,384	340

Non-GAAP adjustments:
Depreciation and amortization	351,338	267,189
Flagship acquisition costs	605	—
Interest income and expense	62,882	35,045
Stock based compensation	66,505	42,171

Adjusted EBITDA	$604,492	344,745

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management has determined that, there were no material weaknesses in our internal control over financial reporting and, management has concluded that, as of March 31, 2022, the Company maintained effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2022 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 16, 2022
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022
	By:	/s/ Chris Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial Officer)