Form 10-Q
period 2022-06-30
Data Storage Corp
filed 2022-08-12
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2022, was 6,822,127.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,214,436	$12,135,803
Accounts receivable (less allowance for credit losses of $28,355 and $30,000 in 2022 and 2021, respectively)	2,484,857	2,384,367
Prepaid expenses and other current assets	974,845	536,401
Total Current Assets	14,674,138	15,056,571

Property and Equipment:
Property and equipment	7,092,451	6,595,236
Less—Accumulated depreciation	(4,510,837)	(4,657,765)
Net Property and Equipment	2,581,614	1,937,471

Other Assets:
Goodwill	6,560,671	6,560,671
Operating lease right-of-use assets	325,745	422,318
Other assets	103,436	103,226
Intangible assets, net	2,115,105	2,254,566
Total Other Assets	9,104,957	9,340,781

Total Assets	$26,360,709	$26,334,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,312,387	$1,343,391
Deferred revenue	249,482	366,859
Finance leases payable	424,603	216,299
Finance leases payable related party	706,001	839,793
Operating lease liabilities short term	207,062	205,414
Total Current Liabilities	2,899,535	2,971,756

Operating lease liabilities	128,952	226,344
Finance leases payable	421,648	157,424
Finance leases payable related party	450,970	364,654
Total Long-Term Liabilities	1,001,570	748,422

Total Liabilities	3,901,105	3,720,178

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,822,127 and 6,693,793 shares issued and outstanding in 2022 and 2021, respectively	6,822	6,694
Additional paid in capital	38,799,853	38,241,155
Accumulated deficit	(16,221,610)	(15,530,576)
Total Data Storage Corp Stockholders’ Equity	22,585,065	22,717,273
Non-controlling interest in consolidated subsidiary	(125,461)	(102,628)
Total Stockholder’s Equity	22,459,604	22,614,645
Total Liabilities and Stockholders’ Equity	$26,360,709	$26,334,823

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$4,827,749	$3,528,249	$13,484,948	$6,102,940

Cost of sales	2,977,132	2,021,324	8,988,421	3,442,223

Gross Profit	1,850,617	1,506,925	4,496,527	2,660,717

Selling, general and administrative	2,594,204	1,602,311	5,054,070	2,720,718

Loss from Operations	(743,587)	(95,386)	(557,543)	(60,001)

Other Income (Expense)
Interest expense, net	(113,664)	(46,621)	(156,324)	(81,666)
Loss on disposal of equipment	—	(29,732)	—	(29,732)
Gain on forgiveness of debt	—	307,300	—	307,300
Total Other Income (Expense)	(113,664)	230,947	(156,324)	195,902

Income (Loss) before provision for income taxes	(857,251)	135,561	(713,867)	135,901

Provision for income taxes	—	—	—	—

Net Income (Loss)	(857,251)	135,561	(713,867)	135,901

Non-controlling interest in consolidated subsidiary	10,207	3,552	22,833	5,311

Net Income (Loss) attributable to Data Storage Corp	(847,044)	139,113	(691,034)	141,212

Preferred Stock Dividends	—	(24,800)	—	(63,683)

Net Income (Loss) Attributable to Common Stockholders	$(847,044)	$114,313	$(691,034)	$77,529

Earnings (Loss) per Share – Basic	$(0.13)	$0.03	$(0.10)	$0.02
Earnings (Loss) pers Share – Diluted	$(0.13)	$0.03	$(0.10)	$0.02
Weighted Average Number of Shares - Basic	6,758,238	3,981,402	6,727,108	3,607,909
Weighted Average Number of Shares - Diluted	6,758,238	4,118,989	6,758,238	3,611,242

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,787,956	$(15,771,521)	$(96,464)	$1,924,586
Conversion of preferred series to common stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock-based compensation	—	—	5,060	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	34,050	—	—	34,050
Net Income (Loss)	—	—	—	—	—	139,113	(3,552)	135,561
Preferred stock dividends	—	—	—	—	—	(24,800)	—	(24,800)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

Balance April 1, 2022	—	$—	6,697,127	$6,697	$38,314,591	$(15,374,566)	$(115,254)	$22,831,468
Stock-based compensation	—	—	125,000	125	485,262	—	—	485,387
Net (Loss)	—	—	—	—	—	(847,044)	(10,207)	(857,251)
Balance, June 30, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,221,610)	$(125,461)	$22,459,604

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock Options Exercise	—	—	5,060	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	76,221	—	—	76,221
Net Income (Loss)	—	—	—	—	—	141,212	(5,311)	135,901
Preferred stock dividends	—	—	—	—	—	(63,683)	—	(63,683)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

Balance January 1, 2021	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	551,767	—	—	551,892
Net (Loss)	—	—	—	—	—	(691,034)	(22,833)	(713,867)
Balance, June 30, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,221,610)	$(125,461)	$22,459,604

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$(713,867)	$135,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640,589	577,044
Stock based compensation	551,892	76,221
Gain on contingent liability	—	(307,300)
Loss on disposal of equipment	—	29,732
Changes in Assets and Liabilities:
Accounts receivable	(100,490)	385,134
Other assets	(211)	(344)
Prepaid expenses and other current assets	(438,444)	(25,443)
Right of use asset	96,573	43,362
Accounts payable and accrued expenses	(31,003)	53,857
Deferred revenue	(117,377)	(99,582)
Operating lease liability	(95,744)	(43,565)
Net Cash (Used in) Provided by Operating Activities	(208,082)	825,017
Cash Flows from Investing Activities:
Capital expenditures	(51,220)	(303,228)
Cash consideration for business acquisition	—	(5,937,275)
Net Cash Used in Investing Activities	(51,220)	(6,240,503)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(487,403)	(603,495)
Repayments of finance lease obligations	(181,597)	(74,010)
Proceeds from issuance of common stock and warrants	—	9,454,894
Cash received for the exercised of options	6,935	—
Repayments of Dividend payable	—	(1,179,357)
Repayment of line of credit	—	(24)
Net Cash (Used in) Provided by Financing Activities	(662,065)	7,598,008

Increase (decrease) in Cash and Cash Equivalents	(921,367)	2,182,522

Cash and Cash Equivalents, Beginning of Period	12,135,803	893,598

Cash and Cash Equivalents, End of Period	$11,214,436	$3,076,120
Supplemental Disclosures:
Cash paid for interest	$76,874	$78,136
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$—	$63,683
Assets acquired by finance lease	$1,094,051	$50,000

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

Note 1 - Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed on March 31, 2022. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2022, statement of cash flows for the six months ended June 30, 2022 and 2021 and the results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and, lease commitments. Management believes the estimated fair value of these accounts on June 30, 2022, approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of June 30, 2022, DSC had two customers with an accounts receivable balance representing 20% and 14% of total accounts receivable. As of December 31, 2021, the Company had one customer with an accounts receivable balance representing 16% of total accounts receivable

For the three months ended June 30, 2022, the Company had two customers that accounted for 12% and 11% of revenue. For the six months ended June 30, 2021, the Company had one customer that accounted for 13% of revenue.

For the six months ended June 30, 2022, the Company had two customers that accounted for 24% and 17% of revenue. For the six months ended June 30, 2021, the Company had one customer that accounted for 15% of revenue.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

 Cloud Infrastructure provides clients the ability to migrate their on-premise computing and digital storage to DSC’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. Data Storage Corporation owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

 Clients can subscribe to an array of disaster recovery solutions without subscribing to cloud infrastructure. Product offerings provided directly from DSC are High Availability, Data Vaulting and retention solutions, including standby servers which allows clients to centralize and streamline their mission-critical digital information and technical environment while ensuring business continuity if they experience a cyber-attack or natural disaster Client’s data is vaulted, at two data centers with the maintenance of retention schedules for corporate governances and regulations all to meet their back to work objective in a disaster.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended June 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,974,980	$38,826	$2,013,806
Equipment and Software	968,490	—	968,490
Managed Services	1,586,384	40,731	1,627,115
Nexxis VoIP Services	188,926	—	188,926
Other	29,412	—	29,412
Total Revenue	$4,748,192	$79,557	$4,827,749

For the Three Months
Ended June 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,685,951	$39,212	$1,725,163
Equipment and Software	760,451	—	760,451
Managed Services	809,487	—	809,487
Nexxis VoIP Services	183,118	—	183,118
Other	50,030	—	50,030
Total Revenue	$3,489,037	$39,212	$3,528,249

For the Three Months
Ended June 30,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$1,093,916	$937,178
Products and services transferred over time	3,733,833	2,591,071
Total Revenue	$4,827,749	$3,528,249

For the Six Months
Ended June 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,863,367	$76,289	$3,939,656
Equipment and Software	6,287,949	—	6,287,949
Managed Services	2,735,887	74,038	2,809,925
Nexxis VoIP Services	383,860	—	383,860
Other	63,558	—	63,558
Total Revenue	$13,334,621	$150,327	$13,484,948

For the Six Months
Ended June 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,315,724	$69,787	$3,385,511
Equipment and Software	1,225,334	—	1,225,334
Managed Services	1,036,254	—	1,036,254
Nexxis VoIP Services	378,444	—	378,444
Other	77,397	—	77,397
Total Revenue	$6,033,153	$69,787	$6,102,940

For the Six Months
Ended June 30,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$6,383,582	$1,511,751
Products and services transferred over time	7,101,366	4,591,189
Total Revenue	$13,484,948	$6,102,940

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

Significant Judgement

In the instance’s contracts have multiple performance obligations, the Company uses judgment to establish a stand-alone price for each performance obligation. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation is calculated to determine the aggregate price for the individual services. The proportion of each individual service to the aggregate price is determined. The ratio is applied to the total contract price in order to allocate the transaction price to each performance obligation.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $316,062 and $156,510for advertising costs for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $405,793 and $252,286 for advertising costs for the six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Income (Loss) Available to Common Shareholders	$(847,044)	$114,313	$(691,034)	$77,529

Weighted average number of common shares - basic	6,758,238	3,981,402	6,727,108	3,607,909
Dilutive securities
Options	—	134,254	—	—
Warrants	—	3,333	—	3,333
Weighted average number of common shares - diluted	6,758,238	4,118,989	6,727,108	3,611,242
Earnings (Loss) per share, basic	$(0.13)	$0.03	$(0.10)	$0.02
Earnings (Loss) per share, diluted	$(0.13)	$0.03	$(0.10)	$0.02

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Options	306,243	66,901	306,243	201,155
Warrants	2,419,193	1,840,000	2,419,193	1,840,000
	2,725,436	1,906,901	2,725,436	2,041,155

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid Marketing & Promotion	$387,721	$—
Prepaid Subscriptions and license	337,154	409,985
Prepaid Maintenance	129,920	80,227
Other	120,050	46,189
Total prepaids and other current assets	$974,845	$536,401

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2022	2021
Storage equipment	$60,288	$476,887
Furniture and fixtures	20,860	19,491
Leasehold improvements	20,983	20,983
Computer hardware and software	89,618	317,729
Data center equipment	6,900,702	5,760,146
Gross Property and equipment	7,092,451	6,595,236
Less: Accumulated depreciation	(4,510,837)	(4,657,765)
Net property and equipment	$2,581,614	$1,937,471

Depreciation expense for the three months ended June 30, 2022 and 2021 was $219,520 and $261,079, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $501,128 and $479,768, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

			June 30, 2022
	Estimated life		Accumulated
	in years	Gross amount	Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$6,560,671	$—	$6,560,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		7,074,939	—	7,074,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,033,503	1,580,596
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	12,761	20,241
Total intangible assets subject to amortization		3,889,248	2,288,411	1,600,837
Total Goodwill and Intangible Assets		$10,964,187	$2,288,411	$8,675,776

Scheduled amortization over the next five years are as follows:

Twelve months ending June 30,
2023	$278,727
2024	275,800
2025	267,143
2026	267,143
2027	267,143
Thereafter	244,881
Total	$1,600,837

Amortization expense for the six months ended June 30, 2022 and 2021 were $139,461 and $98,667 respectively.

Note 6-Leases

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

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is $4,500.

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, North Carolina and Florida. These leases are month to month. The monthly rent is approximately $39,000. The Company also leases technical space in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403. The lease term expires on July 31, 2023.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expires on June 30, 2022. Subsequent to June 30, 2022, the company is on a month-to-month lease with WeWork in Austin, TX.

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

On January 1, 2022, the Company entered into a technical equipment lease with a finance company . The lease obligation is payable in monthly installments of $2,037. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2025.

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

On April 1, 2019, the Company entered into two lease agreements with Systems Trading to add data center equipment. The first lease calls for monthly installments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly installments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

On January 1, 2020, the Company entered into a lease agreement with Systems Trading to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends January 1, 2023.

On March 4, 2021, the Company entered into a lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on March 31, 2024. The lease carries an interest rate of 8%.

On January 1, 2022, the Company entered into a lease agreement with Systems Trading effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expires on April 1, 2025. The lease carries an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expires on February 1, 2025. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows:

Six Months Ended June 30, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$668,770
Interest on lease liabilities, included in interest expense	134,939
Operating lease:
Amortization of assets, included in total operating expense	102,466
Interest on lease liabilities, included in total operating expense	9,657
Total net lease cost	$915,832
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$325,745

Current operating lease liabilities	$207,062
Noncurrent operating lease liabilities	128,952
Total operating lease liabilities	$336,014

June 30, 2022
Finance leases:
Property and equipment, at cost	$5,471,716
Accumulated amortization	(3,248,858)
Property and equipment, net	$2,222,858

Current obligations of finance leases	$1,130,604
Finance leases, net of current obligations	872,618
Total finance lease liabilities	$2,003,222

Supplemental cash flow and other information related to leases were as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$95,744
Financing cash flows related to finance leases	$669,000

Weighted average remaining lease term (in years):
Operating leases	1.71
Finance leases	1.30

Weighted average discount rate:
Operating leases	5%
Finance leases	7%

Long-term obligations under the operating and finance leases at June 30, 2022 mature as follows:

For the Twelve Months Ended June 30,	Operating Leases	Finance Leases
2023	$223,433	$1,234,126
2024	117,191	649,735
2025	9,226	265,235
2026	—	—
2027	—	—
Thereafter	—	—
Total lease payments	349,850	2,149,096
Less: Amounts representing interest	(13,836)	(145,874)
Total lease obligations	336,014	2,003,222
Less: Current	(207,062)	(1,130,604)
	$128,952	$872,618

As of June 30, 2022, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the six months ended June 30, 2022 and 2021 was $105,245 and $41,894, respectively.

Note 7 - Commitments and Contingencies

Management did not identify any other commitments and contingencies.

Note 8 - Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On May 1, 2022, the Company issued 125,000 shares of its restricted common stock to employees in exchange for services at a fair value of $400,000.

During the six months ended June 30, 2022, employees exercised 3,334 options into shares of common stock. The Company received $6,934 for these options.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2021	267,467	$2.00 – 16.00	$5.19	6.94
Options Granted	76,928	5.87 – 2.87	3.30	10
Exercised	(3,334)	2.00 – 2.16	2.08	—
Expired/Cancelled	(34,817)	—	—	—
Options Outstanding at June 30, 2022	306,243	$2.00 – 16.00	$2.66	7.71

Options Exercisable at June 30, 2022	132,556	$2.00 – 16.00	$2.40	5.68

Share-based compensation expense for options totaling $75,320 and $24,334 was recognized in our results for the three months ended June 30, 2022 and 2021, respectively. Share-based compensation expense for options totaling $141,825 and $66,505 was recognized in our results for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, there was $524,576 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.51 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2022, are set forth in the table below.

2022
Weighted average fair value of options granted	$4.45
Risk-free interest rate	1.63% – 2.32%
Volatility	204% – 214%
Expected life (years)	10 years
Dividend yield	—

Share-based awards, restricted stock award (“RSAs”)

On March 31, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $40,375. The shares vest one year after issuance.

On June 30, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $6,175. The shares vest one year after issuance.

A summary of the activity related to RSAs for the six months ended June 30, 2022, is presented below:

Restricted stock award (RSAs)	Total shares	Grant date fair value
RSAs non-vested at January 1, 2022	—	$—
RSAs granted	25,000	$2.45 – 3.23
RSAs vested	—	$—
RSAs forfeited	—	$—
RSAs non-vested June 30, 2022	25,000	$2.45 – 3.23

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $10,066 for the three and six months ended June 30, 2021.

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

Note 10 - Related Party Transactions

Finance Lease Obligations - Related Party

During the six months ended June 30, 2022, the Company entered into two related party finance lease obligations. See Note 5 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $14,036 and $3,968 during the six months ended June 30, 2022 and 2021 respectively.

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

The following table shows the allocation of the excess purchase price.

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

Note 12 - Subsequent Events

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

The Industry Overview

Hybrid and Multi-Cloud have become mainstream technological offerings of the Cloud Managed Services industry as companies have moved away from legacy, on-premise technology solutions. This approach is growing more complex, as companies utilize disparate technical environments, including on-premises equipment and software, multi-clouds interfacing with Software as a Service providers. Cloud Managed Service Providers assist businesses manage their cloud infrastructure and meet their security requirements and financial objectives while optimizing the value of these technologies and cloud resources through multi-cloud management, ensuring business continuity, governance, and operational efficiencies.

This is a $500 billion-industry. One subset of this $500 billion industry is IBM Power cloud infrastructure and disaster recovery. Globally estimated at over one million virtual IBM Power servers. The Company has a core competency as a cloud service provider and is a leader in this segment. According to the most recent information received from IBM, typical industries utilizing IBM Power servers are finance, retail, healthcare, government, and distribution organizations.

According to Fortune Business Insights, the Cloud Managed Services industry in North America was $16.3 billion in 2019 and has been growing at a rate of 13.8% CAGR bringing the number to $24 billion by the end of 2022. Disaster Recovery is projected to be a $3.6 billion in the US by the end of 2022 which is 35% of the $10.3 billion globally based on Grandview Research Disaster Recovery Solutions Market Size report. Cyber Security, specifically the MDR segment, is an established market recognized by buyers. Gartner observed a 35% growth in end users’ inquiries on the topic in the last year. Gartner estimates that by 2025, the MDR market will reach $2.15 billion in revenue, up from $1.03 billion in 2021, for a compound annual growth rate (CAGR) of 20.2%. The Company’s VOIP solutions fit well into this steadily growing segment which is expected to reach $90 billion worldwide in 2022 with a CAGR of 3.1% with $17 billion in the US according to Globe Newswire Market Analysis and Insights. According to Globe Newswire, this market was valued at $198 billion in 2020 and with a projected 13.5% CAGR. Gartner sees this hitting $263 billion by the end of 2022 and based on the Big Data Business Analytics market share report posted on statista.com the US has 51% of that growth.

Company Overview

Data Storage Corporation, headquartered in Melville, New York, with three subsidiaries, DSC now referred to as CloudFirst, Flagship Solutions and Nexxis provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution companies. The Company’s contracted, non-employee, distribution channels provide long-term subscription-based disaster recovery and cloud infrastructure typically into their client base.

During 2021, based on the May capital raise and the up list to Nasdaq, the Company accelerated organic growth strategies by adding distribution, business development representatives, marketing, and technical personnel. Management continues to be focused on building the Company’s sales and marketing strategy and expanding its technology assets throughout its data center network.

DSC is a leader in providing IBM Power cloud infrastructure, disaster recovery and the creation of unique offering.

The opportunity, for the Company, in the IBM Power server portfolio segment is to capture a share of this annual recurring revenue marketplace that is currently under migration to cloud infrastructure. Today there is limited competition in this IBM segment, whereas non-IBM type servers, X86 et.al. are over-crowded with companies such as Amazon, Google and Microsoft holding a large share of that marketplace.

The Company believes businesses are increasingly under pressure to improve the proficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost and compete effectively. Further, in today’s environment, capital preservation is an encouragement to move from a capital-intensive on-premise technology to a pay as you grow, CapEx to OpEx model. These trends create an opportunity for cloud technology service providers.

DSC’s market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

The Company’s addressable market is estimated at $48 billion in annual recurring revenue in the United States and Canada.

The Company has designed and built its solutions and services to support demand for Cloud based IBM Power System that support client critical workloads and custom in house developed applications, manage hybrid cloud deployments and continue to provide solutions that keep data and workloads protected from disasters and security attacks.

The Company’s business offices are located in New York and Florida. The offices include a technology center and lab adapted to meet the technical requirements of the Company’s clients. The Company maintains its own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, Florida and North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

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

The Company’s solution architects and business development teams work with organizations identifying and solving critical business problems. The Company carefully plans and manages the migration and configuration process, continuing the relationship and advising its clients long after the services have been implemented. Reflecting on client satisfaction, the Company’s renewal rate on client subscription solutions is approximately 94% after their initial contract term expired.

The Company provides its clients subscription-based, long-term agreements for managed cloud disaster recovery, managed cloud infrastructure, cyber security, telecommunications solutions, and high processing on-site computing power and software solutions. While a significant portion of the Company’s revenue has been subscription-based, it also generates revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and contracted managed service solutions.

The Company’s focus is to continue to build on annual recurring revenue, (ARR). DSC entered 2022 with a baseline ARR of over $12 million.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022, as compared to June 30, 2021

Total Revenue. For the three months ended June 30, 2022, total revenue was $4,827,749 an increase of $1,299,500 or 37% compared to $3,528,249 for the three months ended June 30, 2021. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Three Months
	Ended June 30,
	2022	2021	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,013,806	$1,725,163	$288,643	17%
Equipment and Software	968,490	760,451	208,039	27%
Managed Services	1,627,115	809,487	817,628	101%
Nexxis VoIP Services	188,926	183,118	5,808	3%
Other	29,412	50,030	(20,618)	(41)%
Total Revenue	$4,827,749	$3,528,249	$1,299,500	37%

Cost of Sales. For the three months ended June 30, 2022, cost of sales was $2,977,132, an increase of $955,808 or 47% compared to $2,021,324 for the three months ended June 30, 2021. The increase of $955,808 was mostly related to the Flagship merger and the variable nature of costs incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the three months ended June 30, 2022, selling, general and administrative expenses were $2,594,204, an increase of $ $991,893, or 62%, as compared to $1,602,311 for the three months ended June 30, 2021. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended June 30,
	2022	2021	$ Change	% Change
Increase in Salaries	$1,405,717	$645,000	$760,717	118%
Decrease in Professional Fees	200,542	225,727	(25,185)	(11)%
Increase in Software as a Service Expense	76,841	53,318	23,523	44%
Increase in Advertising Expenses	314,920	156,510	158,410	101%
Decrease in Commissions Expense	293,829	298,909	(5,080)	(2)%
Increase in Amortization and Depreciation expense	73,536	52,195	21,341	41%
Increase in Travel and Entertainment	77,395	49,609	27,786	56%
Increase in Rent and Occupancy	55,047	24,593	30,454	124%
Increase in all other Expenses	96,377	96,450	(73)	—%
Total Expenses	$2,594,204	$1,602,311	$991,893	62%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger and the hiring of our Chief Financial Officer.

Professional fees. Professional fees decreased primarily due to the reduction in acquisition costs for the Flagship merger and the reduction of legal fees since the Company changed corporate lawyers. These decreases were offset by an increase in accounting and audit, investor relations, and consulting for government lobbyists.

Software as a Service Expense (SaaS). SaaS increased due to additional costs paid to existing vendors to improve to our customer relationship management software and sales quoting process.

Advertising Expenses. Advertising Expenses increased primarily due to the Flagship merger.

Amortization and Depreciation expense. Amortization and Depreciation expense increased due to the increases in Finance leases payable and the increase in the intangible assets acquired with flagship.

Travel And Entertainment. Travel And Entertainment increased primarily due to the Flagship merger.

Other Income (Expense). Other income (expenses) for the three months ended June 30, 2022, decreased $(344,611) to $(113,644) from $230,947 for the three months ended June 30, 2021. The increase in other expense is primarily attributable to the increase interest expense for the three months ended June 30, 2022, and the reduction of from the gain on forgiveness of debt from the prior period.

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended June 30, 2022 was $(857,251), as compared to a net income of $135,561 for the three months ended June 30, 2021.

Six months ended June 30, 2022, as compared to June 30, 2021

Total Revenue. For the six months ended June 30, 2022, total revenue was $13,484,948 an increase of $7,382,008 or 121% compared to $6,102,940 for the six months ended June 30, 2021. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Six Months
	Ended June 30,
	2022	2021	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$3,939,656	$3,385,643	$554,013	16%
Equipment and Software	6,287,949	1,225,334	5,062,615	413%
Managed Services	2,809,925	1,036,254	1,773,671	171%
Nexxis VoIP Services	383,860	378,444	5,416	1%
Other	63,558	77,265	(13,707)	(18)%
Total Revenue	$13,484,948	$6,102,940	$7,382,008	121%

Cost of Sales. For the six months ended June 30, 2022, cost of sales was $8,988,421, an increase of $5,546,198 or 161% compared to $3,442,223 for the six months ended June 30, 2021. The increase of $5,546,198 was mostly related to the Flagship merger and the variable nature of costs incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the six months ended June 30, 2022, selling, general and administrative expenses were $5,054,070, an increase of $2,333,352, or 86%, as compared to $2,720,718 for the six months ended June 30, 2021. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Six Months
	Ended June 30,
	2022	2021	$ Change	% Change
Increase in Salaries	$2,890,661	$1,153,710	$1,736,951	151%
Increase in Professional Fees	387,629	350,628	37,001	11%
Increase in Software as a Service Expense	146,899	105,461	41,438	39%
Increase in Advertising Expenses	405,793	252,286	153,507	61%
Increase in Commissions Expense	639,093	512,163	126,930	25%
Increase in Amortization and Depreciation expense	146,947	104,026	42,921	41%
Increase in Travel and Entertainment	115,926	55,674	60,252	108%
Increase in Rent and Occupancy	108,114	41,894	66,220	158%
Increase in all other Expenses	213,008	144,876	68,132	47%
Total Expenses	$5,054,070	$2,720,718	$2,333,352	86%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger and the hiring of our Chief Financial Officer.

Professional fees. Professional fees increased primarily due to a new investor relations firm, and an increase in fees associated with being on NASDAQ.

Software as a Service Expense (SaaS). SaaS increased due to additional costs paid to existing vendors to improve to our customer relationship management software and sales quoting process.

Advertising Expenses. Advertising Expenses increased primarily due to the Flagship merger.

Commissions Expense. Commissions expenses increased due to the Flagship merger and the sales associated with Flagship.

Amortization and Depreciation expense. Amortization and Depreciation expense increased due to the increases in Finance leases payable and the increase in the intangible assets acquired with flagship.

Travel And Entertainment. Travel And Entertainment increased primarily due to the Flagship merger.

All Other Expenses. Other expenses increased primarily due to the Flagship merger.

Other Income (Expense). Other income (expenses) for the six months ended June 30, 2022, decreased $(352,226) to $(156,324) from $195,902 for the six months ended June 30, 2021. The decrease in other expense is primarily attributable to the increase interest expense for the six months ended June 30, 2022, and the reduction of from the gain on forgiveness of debt from the prior period.

Net Income before provision for income taxes. Net income before provision for income taxes for the six months ended June 30, 2022, was $(713,867), as compared to a net income of $135,901 for the six months ended June 30, 2021.

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

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe the total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million . Further, we continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power “and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the six months ended June 30, 2022, DSC’s cash decreased by $(921,367) to $11,214,436 from $12,135,803 on December 31, 2021. Net cash of $208,082 was used in DSC’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $51,220 was used in investing activities from the purchase of equipment. Net cash of $662,065 was used by financing activities resulting primarily from payments on capital lease obligations. This was offset by the cash received for the exercised options.

DSC’s working capital was $11,774,603 on June 30, 2022, decreasing by $310,212 from $12,084,815 at December 31, 2021. The decrease is primarily attributable to a decrease in cash. This was offset by an increase in accounts receivable, prepaids, other current assets, accounts payable and leases payable.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net income (loss)	$(857,251)	$135,561	$(713,867)	$135,901

Non-GAAP adjustments:
Depreciation and amortization	289,251	309,855	640,589	577,044
Interest income and expense	115,501	46,621	158,161	81,666
Flagship acquisition costs	165	—	770	—
Loss on disposal of equipment	—	29,732	—	29,732
Gain on forgiveness of debt	—	(307,300)	—	(307,300)
Stock based compensation	485,387	34,050	551,892	76,221

Adjusted EBITDA	$33,053	$248,519	$637,545	$593,264

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management has determined that, there were no material weaknesses in our internal control over financial reporting and, management has concluded that, as of June 30, 2022, the Company maintained effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there were no unregistered sales of the Company’s equity securities during the period ended June 30, 2022, that were not previously reported in a Current Report on Form 8-K.

During the six months ended June 30, 2022, employees exercised 3,334 options, into 3,334 shares of common stock. The Company received $6,934 for the exercise of these options.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2022.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: August 11, 2022
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial Officer)