Form 10-Q/A
period 2022-06-30
Data Storage Corp
filed 2022-11-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Data Storage Corporation (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment”), to amend and restate certain items noted below in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Original Filing”). This Amendment amends the Original Filing to restate our financial statements for the quarterly period ended June 30, 2022 related to errors identified with contractual obligation from certain consideration received from a vendor for equipment.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2).

Background of Restatement

As reported in the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022, in connection with the preparation of the Company’s financial statements for the quarterly period ended September 30, 2022, the Company’s management identified an error in our accounting for certain consideration received from a vendor and determined that the Company failed to recognize the deferral of the credit to future periods in connection with the vendor contract, which requires an adjustment to the Company’s financial statements as of and for the quarterly period ended June 30, 2022.

On November 11, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”), concluded, after discussion with the Company’s management, that the Company’s financial statements as of and for the quarterly period ended June 30, 2022 included in its Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022 (“2022Q2 10-Q”) should no longer be relied upon and should be restated as a result of such error. This Amendment includes the restatement of the unaudited quarterly financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 (the “Restated Periods”).

 The financial information that had been previously filed or otherwise reported related to the Restated Periods are superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, the Company identified a material weakness in the Company’s internal control over financial reporting related to accuracy and completeness of accounting for deferrals of consideration received by a vendor, in accordance with the contract. As such, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Part I, Item 4 of this report.

Items Impacted by This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Part I, Item 1 - Financial Statements

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 1 - Legal Proceedings

Part II, Item 1A - Risk Factors

Part II, Item 6 – Exhibits

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Filing. This Amendment continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited) (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,214,436	$12,135,803
Accounts receivable (less allowance for credit losses of $28,355 and $30,000 in 2022 and 2021, respectively)	2,484,857	2,384,367
Prepaid expenses and other current assets	974,845	536,401
Total Current Assets	14,674,138	15,056,571

Property and Equipment:
Property and equipment	7,092,451	6,595,236
Less—Accumulated depreciation	(4,510,837)	(4,657,765)
Net Property and Equipment	2,581,614	1,937,471

Other Assets:
Goodwill	6,560,671	6,560,671
Operating lease right-of-use assets	325,745	422,318
Other assets	103,436	103,226
Intangible assets, net	2,115,105	2,254,566
Total Other Assets	9,104,957	9,340,781

Total Assets	$26,360,709	$26,334,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,604,442	$1,343,391
Deferred revenue	249,482	366,859
Finance leases payable	424,603	216,299
Finance leases payable related party	706,001	839,793
Operating lease liabilities short term	207,062	205,414
Total Current Liabilities	3,191,590	2,971,756

Operating lease liabilities	128,952	226,344
Finance leases payable	421,648	157,424
Finance leases payable related party	450,970	364,654
Total Long-Term Liabilities	1,001,570	748,422

Total Liabilities	4,193,160	3,720,178

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,822,127 and 6,693,793 shares issued and outstanding in 2022 and 2021, respectively	6,822	6,694
Additional paid in capital	38,799,853	38,241,155
Accumulated deficit	(16,513,665)	(15,530,576)
Total Data Storage Corp Stockholders’ Equity	22,293,010	22,717,273
Non-controlling interest in consolidated subsidiary	(125,461)	(102,628)
Total Stockholder’s Equity	22,167,549	22,614,645
Total Liabilities and Stockholders’ Equity	$26,360,709	$26,334,823

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)		(as restated)
Sales	$4,827,749	$3,528,249	$13,484,948	$6,102,940

Cost of sales	3,269,187	2,021,324	9,280,476	3,442,223

Gross Profit	1,558,562	1,506,925	4,204,472	2,660,717

Selling, general and administrative	2,594,204	1,602,311	5,054,070	2,720,718

Loss from Operations	(1,035,642)	(95,386)	(849,598)	(60,001)

Other Income (Expense)
Interest expense, net	(113,664)	(46,621)	(156,324)	(81,666)
Loss on disposal of equipment	—	(29,732)	—	(29,732)
Gain on forgiveness of debt	—	307,300	—	307,300
Total Other Income (Expense)	(113,664)	230,947	(156,324)	195,902

Income (Loss) before provision for income taxes	(1,149,306)	135,561	(1,005,922)	135,901

Provision for income taxes	—	—	—	—

Net Income (Loss)	(1,149,306)	135,561	(1,005,922)	135,901

Non-controlling interest in consolidated subsidiary	10,207	3,552	22,833	5,311

Net Income (Loss) attributable to Data Storage Corp	(1,139,099)	139,113	(983,089)	141,212

Preferred Stock Dividends	—	(24,800)	—	(63,683)

Net Income (Loss) Attributable to Common Stockholders	$(1,139,099)	$114,313	$(983,089)	$77,529

Earnings (Loss) per Share – Basic	$(0.17)	$0.03	$(0.15)	$0.02
Earnings (Loss) pers Share – Diluted	$(0.17)	$0.03	$(0.15)	$0.02
Weighted Average Number of Shares - Basic	6,758,238	3,981,402	6,727,108	3,607,909
Weighted Average Number of Shares - Diluted	6,758,238	4,118,989	6,758,238	3,611,242

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,787,956	$(15,771,521)	$(96,464)	$1,924,586
Conversion of preferred series to common stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock-based compensation	—	—	5,060	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	34,050	—	—	34,050
Net Income (Loss)	—	—	—	—	—	139,113	(3,552)	135,561
Preferred stock dividends	—	—	—	—	—	(24,800)	—	(24,800)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

Balance April 1, 2022	—	$—	6,697,127	$6,697	$38,314,591	$(15,374,566)	$(115,254)	$22,831,468
Stock-based compensation	—	—	125,000	125	485,262	—	—	485,387
Net (Loss) (as restated)	—	—	—	—	—	(1,139,099)	(10,207)	(1,149,306)
Balance, June 30, 2022 (as restated)	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	1,600,000	1,600	9,453,294	—	—	9,454,894
Stock Options Exercise	—	—	5,060	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	76,221	—	—	76,221
Net Income (Loss)	—	—	—	—	—	141,212	(5,311)	135,901
Preferred stock dividends	—	—	—	—	—	(63,683)	—	(63,683)
Balance, June 30, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291

Balance January 1, 2021	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	551,767	—	—	551,892
Net (Loss) (as restated)	—	—	—	—	—	(983,089)	(22,833)	(1,005,922)
Balance, June 30, 2022 (as restated)	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:	(as restated)
Net Income	$(1,005,922)	$135,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640,589	577,044
Stock based compensation	551,892	76,221
Gain on contingent liability	—	(307,300)
Loss on disposal of equipment	—	29,732
Changes in Assets and Liabilities:
Accounts receivable	(100,490)	385,134
Other assets	(211)	(344)
Prepaid expenses and other current assets	(438,444)	(25,443)
Right of use asset	96,573	43,362
Accounts payable and accrued expenses	261,052	53,857
Deferred revenue	(117,377)	(99,582)
Operating lease liability	(95,744)	(43,565)
Net Cash (Used in) Provided by Operating Activities	(208,082)	825,017
Cash Flows from Investing Activities:
Capital expenditures	(51,220)	(303,228)
Cash consideration for business acquisition	—	(5,937,275)
Net Cash Used in Investing Activities	(51,220)	(6,240,503)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(487,403)	(603,495)
Repayments of finance lease obligations	(181,597)	(74,010)
Proceeds from issuance of common stock and warrants	—	9,454,894
Cash received for the exercised of options	6,935	—
Repayments of Dividend payable	—	(1,179,357)
Repayment of line of credit	—	(24)
Net Cash (Used in) Provided by Financing Activities	(662,065)	7,598,008

Increase (decrease) in Cash and Cash Equivalents	(921,367)	2,182,522

Cash and Cash Equivalents, Beginning of Period	12,135,803	893,598

Cash and Cash Equivalents, End of Period	$11,214,436	$3,076,120
Supplemental Disclosures:
Cash paid for interest	$76,874	$78,136
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$—	$63,683
Assets acquired by finance lease	$1,094,051	$50,000

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

Note 2 - Restatement Of Previously Issued Financial Statements

Management identified errors made in its historical financial statements for the accounting of contractual obligation from certain vendor consideration received.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As previously reported	Adjustments	As restated
Balance Sheet – June 30, 2022
Accounts payable and accrued expenses	$1,312,387	$(292,055)	$1,604,442
Total current liabilities	2,899,535	(292,055)	3,191,590
Total liabilities	3,901,105	(292,055)	4,193,160
Accumulated deficit	(16,221,610)	292,055	(16,513,665)
Total Data Storage Corp Stockholders' Equity	22,585,065	292,055	22,293,010
Total shareholders’ deficit	$22,459,604	$292,055	$22,167,549

	As Previously Reported	Adjustments	As restated
Statement of Operations – For the Three Months ended June 30, 2022
Cost of sales	$2,977,132	292,055	$3,269,187
Gross Profit	1,850,617	(292,055)	1,558,562
Loss from Operations	(743,587)	(292,055)	(1,035,642)
Net Income (Loss)	(857,251)	(292,055)	(1,149,306)
Net Income (Loss) attributable to Data Storage Corp	(847,044)	(292,055)	(1,139,099)
Net Income (Loss) Attributable to Common Stockholders	$(847,044)	$(292,055)	$(1,139,099)
Earnings per Share – Basic and Diluted	$(0.13)	$(0.04)	$(0.17)

	As Previously Reported	Adjustments	As restated
Statement of Operations – For the Six Months ended June 30, 2022
Cost of sales	$8,988,421	292,055	$9,280,476
Gross Profit	4,496,527	(292,055)	4,204,472
Loss from Operations	(557,543)	(292,055)	(849,598)
Net Income (Loss)	(713,867)	(292,055)	(1,005,922)
Net Income (Loss) attributable to Data Storage Corp	(691,034)	(292,055)	(983,089)
Net Income (Loss) Attributable to Common Stockholders	$(691,034)	$(292,055)	$(983,089)
Earnings per Share – Basic and Diluted	$(0.10)	$(0.05)	$(0.15)

Note 3 - Summary of Significant Accounting Policies

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(as restated)		(as restated)
Net Income (Loss) Available to Common Shareholders	$(1,139,099)	$114,313	$(983,089)	$77,529

Weighted average number of common shares - basic	6,758,238	3,981,402	6,727,108	3,607,909
Dilutive securities
Options	—	134,254	—	—
Warrants	—	3,333	—	3,333
Weighted average number of common shares - diluted	6,758,238	4,118,989	6,727,108	3,611,242
Earnings (Loss) per share, basic	$(0.17)	$0.03	$(0.15)	$0.02
Earnings (Loss) per share, diluted	$(0.17)	$0.03	$(0.15)	$0.02

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

Note 4 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid Marketing & Promotion	$387,721	$—
Prepaid Subscriptions and license	337,154	409,985
Prepaid Maintenance	129,920	80,227
Other	120,050	46,189
Total prepaids and other current assets	$974,845	$536,401

Note 5- Property and Equipment

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

Note 6 - Goodwill and Intangible Assets

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

Note 7 - Leases

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

Note 8 - Commitments and Contingencies

Management did not identify any other commitments and contingencies.

Note 9 - Stockholders’ (Deficit)

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

Note 13 - Subsequent Events

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

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 1 to our Quarterly Report on Form 10-Q, we have restated our unaudited quarterly financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 (the “Restated Periods”).

In addition, we have restated certain previously reported financial information in the Restated Periods in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the Explanatory Note and Note 2 Restatement of Previously Issued Financial Statements in Item 1. Financial Statements, for additional information related to the restatement.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022 (as restated), as compared to June 30, 2021

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

Cost of Sales. For the three months ended June 30, 2022, cost of sales was $3,269,187, an increase of $1,247,863 or 62% compared to $2,021,324 for the three months ended June 30, 2021. The increase of $1,247,863 was mostly related to the Flagship merger and the variable nature of costs incurred to produce and sell our products or services.

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

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended June 30, 2022 was $(1,149,306), as compared to a net income of $135,561 for the three months ended June 30, 2021.

Six months ended June 30, 2022 (as restated), as compared to June 30, 2021

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

Cost of Sales. For the six months ended June 30, 2022, cost of sales was $9,280,476, an increase of $5,838,253 or 170% compared to $3,442,223 for the six months ended June 30, 2021. The increase of $5,838,253 was mostly related to the Flagship merger and the variable nature of costs incurred to produce and sell our products or services.

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

Net Income before provision for income taxes. Net income before provision for income taxes for the six months ended June 30, 2022, was $(1,005,922), as compared to a net income of $135,901 for the six months ended June 30, 2021.

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

DSC’s working capital was $11,482,548 on June 30, 2022, decreasing by $602,267 from $12,084,815 at December 31, 2021. The decrease is primarily attributable to a decrease in cash. This was offset by an increase in accounts receivable, prepaids, other current assets, accounts payable and leases payable.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(as restated)		(as restated)
Net income (loss)	$(1,149,306)	$135,561	$(1,005,922)	$135,901

Non-GAAP adjustments:
Depreciation and amortization	289,251	309,855	640,589	577,044
Interest income and expense	115,501	46,621	158,161	81,666
Flagship acquisition costs	165	—	770	—
Loss on disposal of equipment	—	29,732	—	29,732
Gain on forgiveness of debt	—	(307,300)	—	(307,300)
Stock based compensation	485,387	34,050	551,892	76,221

Adjusted EBITDA	$(260,839)	$248,519	$343,488	$593,264

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2022, based on the material weaknesses identified below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for, and disclose complex transactions, including the accounting for certain consideration received from a vendor. These material weaknesses resulted in the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the periods ended June 30, 2022, related to accrued expenses, cost of goods sold, gross profit, loss from operations, net loss, earnings per share and the related disclosures.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended and will continue to expand a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In November of 2022, management and its advisors are evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Our plan also includes advisors looking over all material agreements monthly to determine accounting treatment for complex transactions. The material weaknesses will be considered remediated once management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: November 14, 2022
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial Officer)

