Form 10-Q
period 2022-09-30
Data Storage Corp
filed 2022-11-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2022, was 6,822,127.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,281,703	$12,135,803
Accounts receivable (less allowance for credit losses of $12,476 and $30,000 in 2022 and 2021, respectively)	2,011,166	2,384,367
Prepaid expenses and other current assets	868,019	536,401
Total Current Assets	14,160,888	15,056,571

Property and Equipment:
Property and equipment	7,103,795	6,595,236
Less—Accumulated depreciation	(4,732,846)	(4,657,765)
Net Property and Equipment	2,370,949	1,937,471

Other Assets:
Goodwill	6,560,671	6,560,671
Operating lease right-of-use assets	276,465	422,318
Other assets	166,248	103,226
Intangible assets, net	2,045,375	2,254,566
Total Other Assets	9,048,759	9,340,781

Total Assets	$25,580,596	$26,334,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,490,877	$1,343,391
Deferred revenue	71,037	366,859
Finance leases payable	381,043	216,299
Finance leases payable related party	719,364	839,793
Operating lease liabilities short term	186,645	205,414
Total Current Liabilities	2,848,966	2,971,756

Operating lease liabilities	97,354	226,344
Finance leases payable	346,622	157,424
Finance leases payable related party	281,030	364,654
Total Long Term Liabilities	725,006	748,422

Total Liabilities	3,573,972	3,720,178

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,822,127 and 6,693,793 shares issued and outstanding in 2022 and 2021, respectively	6,822	6,694
Additional paid in capital	38,891,891	38,241,155
Accumulated deficit	(16,759,284)	(15,530,576)
Total Data Storage Corp Stockholders' Equity	22,139,429	22,717,273
Non-controlling interest in consolidated subsidiary	(132,805)	(102,628)
Total Stockholder’s Equity	22,006,624	22,614,645
Total Liabilities and Stockholders' Equity	$25,580,596	$26,334,823

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$4,419,285	$3,860,258	$17,904,233	$9,963,198

Cost of sales	2,566,984	2,317,668	11,847,460	5,805,368

Gross Profit	1,852,301	1,542,590	6,056,773	4,157,830

Selling, general and administrative	2,075,525	1,874,258	7,129,595	4,549,499

Loss from Operations	(223,224)	(331,668)	(1,072,822)	(391,669)

Other Income (Expense)
Interest expense, net	(29,739)	(15,726)	(186,063)	(97,392)
Loss on disposal of equipment	—	—	—	(29,732)
Gain on forgiveness of debt	—	481,977	—	789,277
Total Other Income (Expense)	(29,739)	466,251	(186,063)	662,153

Income (Loss) before provision for income taxes	(252,963)	134,583	(1,258,885)	270,484

Provision for income taxes	—	—	—	—

Net Income (Loss)	(252,963)	134,583	(1,258,885)	270,484

Non-controlling interest in consolidated subsidiary	7,344	1,047	30,177	6,358

Net Income (Loss) attributable to Data Storage Corp	(245,619)	135,630	(1,228,708)	276,842

Preferred Stock Dividends	—	—	—	(63,683)

Net Income (Loss) Attributable to Common Stockholders	$(245,619)	$135,630	$(1,228,708)	$213,159

Earnings per Share – Basic	$(0.04)	$0.02	$(0.18)	$0.05
Earning pers Share – Diluted	$(0.04)	$0.02	$(0.18)	$0.05
Weighted Average Number of Shares – Basic	6,822,127	6,350,826	6,759,247	4,530,188
Weighted Average Number of Shares – Diluted	6,822,127	6,482,577	6,759,247	4,720,546

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance July 1, 2021	—	$—	4,862,352	$4,862	$27,276,653	$(15,657,208)	$(100,016)	$11,524,291
Proceeds from issuance of common stock and warrants	—	—	1,375,000	1,375	7,488,110	—	—	7,489,485
Stock Warrants Exercise			455,390	456	3,380,815	—	—	3,381,271
Stock-based compensation	—	—	—	—	44,032	—	—	44,032
Net Income (Loss)	—	—	—	—	—	135,630	(1,047)	134,583
Balance, September 30, 2021	—	$—	6,692,742	$6,693	$38,189,610	$(15,521,578)	$(101,063)	$22,573,662

Balance July 1, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549
Stock-based compensation	—	—	—	—	92,038	—	—	92,038
Net (Loss)	—	—	—	—	—	(245,619)	(7,344)	(252,963)
Balance, September 30, 2022	—	$—	6,822,127	$6,822	$38,891,891	$(16,759,284)	$(132,805)	$22,006,624

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2021	1,401,786	$1,402	3,213,486	$3,213	$17,745,785	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	2,975,000	2,975	16,941,405	—	—	16,944,380
Stock Options Exercise	—	—	5,060	5	(5)	—	—	—
Stock warrants exercise	—	—	455,390	456	3,380,815	—	—	3,381,271
Stock-based compensation	—	—	—	—	120,252	—	—	120,252
Net Income (Loss)	—	—	—	—	—	276,842	(6,358)	270,484
Preferred stock dividends	—	—	—	—	—	(63,683)	—	(63,683)
Balance, September 30, 2021	—	$—	6,692,742	$6,693	$38,189,610	$(15,521,578)	$(101,063)	$22,573,662

Balance January 1, 2021	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	643,805	—	—	643,930
Net (Loss)	—	—	—	—	—	(1,228,708)	(30,177)	(1,258,885)
Balance, September 30, 2022	—	$—	6,822,127	$6,822	$38,891,891	$(16,759,284)	$(132,805)	$22,006,624

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,258,885)	$270,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	932,328	947,669
Stock based compensation	643,930	120,252
Gain on forgiveness of debt	—	(789,277)
Loss on disposal of equipment	—	29,732
Changes in Assets and Liabilities:
Accounts receivable	373,201	106,797
Other assets	(63,023)	(344)
Prepaid expenses and other current assets	(331,618)	(154,912)
Right of use asset	145,853	(227,732)
Accounts payable and accrued expenses	147,487	(206,385)
Deferred revenue	(295,822)	(151,103)
Deferred tax liability	—	(19,362)
Operating lease liability	(147,759)	227,226
Net Cash Provided by Operating Activities	145,692	153,045
Cash Flows from Investing Activities:
Capital expenditures	(62,564)	(418,422)
Cash acquired in business acquisition	—	212,068
Cash consideration for business acquisition	—	(6,149,343)
Net Cash Used in Investing Activities	(62,564)	(6,355,697)
Cash Flows from Financing Activities:
Proceeds from line of credit	—	50,000
Repayments of finance lease obligations related party	(644,209)	(886,189)
Repayments of finance lease obligations	(299,954)	(111,995)
Proceeds from issuance of common stock with warrants	—	16,944,380
Cash received for the exercised of warrants	—	3,381,271
Cash received for the exercised of options	6,935	—
Repayments of Dividend payable	—	(1,179,357)
Repayment of line of credit	—	(24)
Net Cash (Used in) Provided by Financing Activities	(937,228)	18,198,086

Increase (Decrease) in Cash and Cash Equivalents	(854,100)	11,995,434

Cash and Cash Equivalents, Beginning of Period	12,135,803	893,598

Cash and Cash Equivalents, End of Period	$11,281,703	$12,889,032
Supplemental Disclosures:
Cash paid for interest	$100,482	$92,779
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$—	$63,683
Assets acquired by finance lease	$1,094,051	$50,000

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED September 30, 2022

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

On January 27, 2022, we formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation, (ii) Data Storage FL, LLC, a Florida limited liability company, (iii) Flagship Solutions, LLC, a Florida limited liability company, (iv) Information Technology Acquisition Corporation, a Delaware Corporation, and (v) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed on March 31, 2022. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2022, statement of cash flows for the nine months ended September 30, 2022 and 2021 and the results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the nine months ended September 30, 2022, we adopted a change in presentation on our condensed consolidated statements of operations in order to present technician salaries in cost of sales, the presentation of which is consistent with our peers. Prior periods have been revised to reflect this change in presentation.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and, lease commitments. Management believes the estimated fair value of these accounts on September 30, 2022, approximate their carrying value as reflected in the balance sheet due to the short-term nature of these instruments or the use of market interest rates for debt instruments. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

As of September 30, 2022, DSC had two customers with an accounts receivable balance representing 18% and 14% of total accounts receivable. As of December 31, 2021, the Company had one customer with an accounts receivable balance representing 16% of total accounts receivable.

For the three months ended September 30, 2022, the Company had one customer that accounted for 14% of revenue. For the three months ended September 30, 2021, the Company had one customer that accounted for 13% of revenue.

For the nine months ended September 30, 2022, the Company had two customers that accounted for 20% and 14% of revenue. For the nine months ended September 30, 2021, the Company had one customer that accounted for 14% of revenue.

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

4)	Nexxis Voice over Internet and Direct Internet Access

The Company provides VoIP, Internet access and data transport services to ensure businesses are fully connected to the internet from any location, remote and on premise. The company provides Hosted VoIP solutions with equipment options for IP phones and internet speeds of up to 10Gb delivered over fiber optics.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended September 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,120,592	$47,039	$2,167,631
Equipment and Software	1,021,451	—	1,021,451
Managed Services	966,346	33,307	999,653
Nexxis VoIP Services	203,191	—	203,191
Other	27,359	—	27,359
Total Revenue	$4,338,939	$80,346	$4,419,285

For the Three Months
Ended September 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,799,488	$27,567	$1,827,055
Equipment and Software	316,107	—	316,107
Managed Services	1,472,261	—	1,472,261
Nexxis VoIP Services	210,445	—	210,445
Other	34,390	—	34,390
Total Revenue	$3,832,691	$27,567	$3,860,258

For the Three Months
Ended September 30,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$1,112,748	$754,438
Products and services transferred over time	3,306,537	3,105,820
Total Revenue	$4,419,285	$3,860,258

For the Nine Months
Ended September 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,964,383	$142,904	$6,107,287
Equipment and Software	7,309,400	—	7,309,400
Managed Services	3,709,657	99,921	3,809,578
Nexxis VoIP Services	587,051	—	587,051
Other	90,917	—	90,917
Total Revenue	$17,661,408	$242,825	$17,904,233

For the Nine Months
Ended September 30, 2021
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,115,212	$97,354	$5,212,566
Equipment and Software	1,541,441	—	1,541,441
Managed Services	2,508,515	—	2,508,515
Nexxis VoIP Services	588,889	—	588,889
Other	111,787	—	111,787
Total Revenue	$9,865,844	$97,354	$9,963,198

For the Nine Months
Ended September 30,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$7,400,316	$2,230,873
Products and services transferred over time	10,503,917	7,732,325
Total Revenue	$17,904,233	$9,963,198

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

Initial Set-Up Fees

The Company accounts for set-up fees as a separate performance obligation. Set-up services are performed one-time and accordingly the revenue is recognized at the point in time, and is non-refundable, and the Company is entitled to the payment.

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

Warranties

The Company offers guaranteed service levels and service guarantees on some of its contracts. These warranties are not sold separately and are accounted as “assurance warranties”.

Significant Judgement

In the instance where contracts have multiple performance obligations the Company uses judgment to establish a stand-alone price for each performance obligation. The price for each performance obligation is determined by reviewing market data for similar services as well as the Company’s historical pricing of each individual service. The sum of each performance obligation is calculated to determine the aggregate price for the individual services. The proportion of each individual service to the aggregate price is determined. The ratio is applied to the total contract price in order to allocate the transaction price to each performance obligation.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $263,485 and $157,182 for advertising costs for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $669,278 and $409,468 for advertising costs for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Income (Loss) Available to Common Shareholders	$(245,619)	$135,630	$(1,228,708)	$213,159

Weighted average number of common shares - basic	6,822,127	6,350,826	6,759,247	4,530,188
Dilutive securities
Options	—	128,418	—	187,025
Warrants	—	3,333	—	3,333
Weighted average number of common shares - diluted	6,822,127	6,482,577	6,759,247	4,720,546
Earnings (Loss) per share, basic	$(0.04)	$0.02	$(0.18)	$0.05
Earnings (Loss) per share, diluted	$(0.04)	$0.02	$(0.18)	$0.05

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Options	290,330	96,248	290,330	37,641
Warrants	2,419,193	2,415,860	2,419,193	2,415,860
Total common stock equivalents	2,709,523	2,512,108	2,709,523	2,453,501

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid Marketing & Promotion	$79,456	$—
Prepaid Subscriptions and license	606,798	409,985
Prepaid Maintenance	71,100	80,227
Other	110,665	46,189
Total prepaids and other current assets	$868,019	$536,401

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2022	2021
Storage equipment	$60,288	$476,887
Furniture and fixtures	20,860	19,491
Leasehold improvements	20,983	20,983
Computer hardware and software	93,062	317,729
Data center equipment	6,908,602	5,760,146
Gross Property and equipment	7,103,795	6,595,236
Less: Accumulated depreciation	(4,732,846)	(4,657,765)
Net property and equipment	$2,370,949	$1,937,471

Depreciation expense for the three months ended September 30, 2022 and 2021 was $222,009 and $229,427, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $724,315 and $709,195, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	September 30, 2022 Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$6,560,671	$—	$6,560,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		7,074,939	—	7,074,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,100,289	1,513,810
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	15,705	17,297
Total intangible assets subject to amortization		3,889,248	2,358,141	1,531,107
Total Goodwill and Intangible Assets		$10,964,187	$2,358,141	$8,606,046

Scheduled amortization over the next five years are as follows:

Twelve months ending September 30,
2023	$278,144
2024	273,439
2025	267,143
2026	267,143
2027	200,357
Thereafter	244,881
Total	$1,531,107

Amortization expense for the three months ended September 30, 2022 and 2021 was $69,730 and $139,807 respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $209,191 and $238,474 respectively.

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

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is $4,820.

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, North Carolina and Florida. These leases are month to month. The monthly rent is approximately $39,000. The Company also leases technical space in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403. The lease term expires on July 31, 2023.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expires on June 30, 2022. Subsequent to June 30, 2022, the company is on a $2,904 month-to-month lease with WeWork in Austin, TX.

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

Finance Lease Obligations – Related Party

On April 1, 2018, the Company entered into a lease agreement with Systems Trading Inc. (“Systems Trading”) to refinance all equipment leases into one lease. This lease obligation is payable to Systems Trading with bi-monthly installments of $23,475. The lease carries an interest rate of 5% and is a four-year lease. The term of the lease ends April 16, 2022. Systems Trading is owned and operated by Harold Schwartz the president of CloudFirst.

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

The components of lease expense were as follows:

Three Months Ended September 30, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$149,423
Interest on lease liabilities, included in interest expense	43,740
Operating lease:
Amortization of assets, included in total operating expense	45,533
Interest on lease liabilities, included in total operating expense	3,835
Total net lease cost	$242,531

Nine Months Ended September 30, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$319,686
Interest on lease liabilities, included in interest expense	131,220
Operating lease:
Amortization of assets, included in total operating expense	147,999
Interest on lease liabilities, included in total operating expense	13,492
Total net lease cost	$612,397
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$276,465

Current operating lease liabilities	$186,645
Noncurrent operating lease liabilities	97,354
Total operating lease liabilities	$283,999

September 30, 2022
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(3,717,967)
Property and equipment, net	$1,803,749

Current obligations of finance leases	$627,652
Finance leases, net of current obligations	1,100,407
Total finance lease liabilities	$1,728,059

Supplemental cash flow and other information related to leases were as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$147,759
Financing cash flows related to finance leases	$944,163

Weighted average remaining lease term (in years):
Operating leases	1.74
Finance leases	1.05

Weighted average discount rate:
Operating leases	5%
Finance leases	7%

Long-term obligations under the operating and finance leases at September 30, 2022, mature as follows:

For the Twelve Months Ended September 30,	Operating Leases	Finance Leases
2023	$212,528	$1,136,376
2024	81,472	543,125
2025	—	152,710
Total lease payments	294,000	1,832,211
Less: Amounts representing interest	(10,001)	(104,152)
Total lease obligations	283,999	1,728,059
Less: long-term obligations	(97,354)	(627,652)
Total current	$186,645	$1,100,407

As of September 30, 2022, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the nine months ended September 30, 2022 and 2021 was $159,236 and $130,020, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the company acquired a licensing agreement for marketing related materials with a National Football League team. The company has approximately $1.3 million in payments over the next 5 years.

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

During the nine months ended September 30, 2022, employees exercised 3,334 options into shares of common stock. The Company received $6,934 for these options.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of Shares Under Options	Range of Option Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life
Options Outstanding at December 31, 2021	267,467	$2.00 – 16.00	$5.19	6.94
Options Granted	89,428	5.87 – 2.04	3.30	10
Exercised	(3,334)	2.00 – 2.16	2.08	—
Expired/Cancelled	(63,231)	2.00 – 16.00	2.56	—
Options Outstanding at September 30, 2022	290,330	$2.00 – 16.00	$2.66	7.71

Options Exercisable at September 30, 2022	142,098	$2.00 – 16.00	$2.40	5.68

Share-based compensation expense for options totaling $74,143 and $21,573 was recognized in our results for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense for options totaling $215,968 and $120,252 was recognized in our results for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, there was $468,110 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.51 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2022, are set forth in the table below.

2022
Weighted average fair value of options granted	$3.00
Risk-free interest rate	1.63% – 3.83%
Volatility	204% – 214%
Expected life (years)	10 years
Dividend yield	—

Share-based awards, restricted stock award (“RSAs”)

On March 31, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $40,375. The shares vest one year after issuance.

On June 30, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $30,625. The shares vest one year after issuance.

On September 30, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $25,000. The shares vest one year after issuance.

A summary of the activity related to RSAs for the nine months ended September 30, 2022, is presented below:

Restricted stock award (RSA’s)	Total shares	Grant date fair value
RSA’s non-vested at January 1, 2022	—	$—
RSA’s granted	37,500	$2.04 – 3.23
RSA’s vested	—	$—
RSA’s forfeited	—	$—
RSA’s non-vested September 30, 2022	37,500	$2.04 – 3.23

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $17,896 for the three months ended September 30, 2022. Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $27,962 for the nine months ended September 30, 2022.

Note 9 – Litigation

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

Note 10 – Related Party Transactions

Finance Lease Obligations – Related Party

During the nine months ended September 30, 2022, the Company entered into two related party finance lease obligations. See Note 6 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $33,530 and $10,935 during the nine months ended September 30, 2022 and 2021 respectively.

Note 11 –  Merger

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

Concurrently with the Closing, Flagship and Mark Wyllie, Flagship’s Chief Executive Officer, entered into an Employment Agreement, which was effective upon consummation of the Closing, pursuant to which Mr. Wyllie will continue to serve as Chief Executive Officer of Flagship following the Closing on the terms and conditions set forth therein. Flagship’s obligations under the Wyllie Employment Agreement will also be guaranteed by the Company. The Wyllie Employment Agreement provides for: (i) an annual base salary of $170,000, (ii) management bonuses comprised of twenty-five percent (25%) of Flagship’s net income available in free cash flow as determined in accordance with GAAP for each calendar quarter during the term, (iii) an agreement to issue him stock options of the Company, subject to approval by the Board, commensurate with his position and performance and reflective of the executive compensation plans that the Company has in place with its other subsidiaries of similar size to Flagship, (iv) life insurance benefits in the amount of $400,000, and (v) four weeks paid vacation. In the event Mr. Wyllie’s employment is terminated by him for good reason (as defined in the Wyllie Employment Agreement) or by Flagship without cause, he will be entitled to receive his annual base salary through the expiration of the initial three-year employment term and an amount equal to his last annual bonus paid, payable quarterly. Pursuant to the Wyllie Employment Agreement, we agreed to elect Mr. Wyllie to the Board and the board of directors of Flagship to serve so long as he continues to be employed by the Company. The employment agreement contains customary non-competition provisions that apply during its term and for a period of two years after the term expires. In addition, pursuant to the Wyllie Employment Agreement, Mr. Wyllie was appointed to serve as a member of the Company’s Board of Directors and the board of directors of Flagship to serve so long as he continues to be employed by us. On October 28, 2022, Mark Wyllie resigned from his position as Chief Executive Officer of Flagship. Additionally, in connection with the resignation, Mr. Wyllie will no longer serve as the Executive Vice President of the Company or a member of the Company’s Board of Directors.

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

The intangible assets acquired include the trade names, customer relationships, assembled workforce, and goodwill. The deferred tax liability represents the tax affected timing differences relating to the acquired intangible assets to the extent they are not offset by acquired deferred tax assets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

The Company has designed and built its solutions and services to support demand for cloud-based IBM Power System that support client critical workloads and custom in-house developed applications, manage hybrid cloud deployments and continue to provide solutions that keep data and workloads protected from disasters and security attacks.

The Company’s business offices are located in New York, Florida and Texas. The offices include a technology center and lab adapted to meet the technical requirements of the Company’s clients. The Company maintains its own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, Florida and North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

The Company’s disaster recovery and business continuity solutions allow clients to quickly recover from system outages, human and natural disasters, and cyber security attacks, such as Ransomware. The Company’s managed cloud services begin with migration to the cloud and provide ongoing system support and management that enables its clients to run their software applications and technical workloads in a multi-cloud environment. The Company’s cyber security offerings include comprehensive consultation and a suite of data security, disaster recovery, and remote monitoring services and technologies that are incorporated into the Company’s cloud solutions or are delivered as a standalone managed security offering covering the client site endpoint devices, users, servers, and equipment.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2022, as compared to September 30, 2021

Total Revenue. For the three months ended September 30, 2022, total revenue was $4,419,285, an increase of $559,027 or 14% compared to $3,860,258 for the three months ended September 30, 2021. The increase is primarily attributed to the increase in equipment and software sales. This was offset by a decrease in managed services for the three months ended September 30, 2022.

Revenue	For the Three Months
	Ended September 30,
	2022	2021	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,167,631	$1,827,055	$340,576	19%
Equipment and Software	1,021,451	316,107	705,344	223%
Managed Services	999,653	1,472,261	(472,608)	(32)%
Nexxis VoIP Services	203,191	210,445	(7,254)	(3)%
Other	27,359	34,390	(7,031)	(20%
Total Revenue	$4,419,285	$3,860,258	$559,027	14%

Cost of Sales. For the three months ended September 30, 2022, cost of sales was $2,566,984, an increase of $249,316 or 11% compared to $2,317,668 for the three months ended September 30, 2021. The increase of $541,371 was mostly related to the increase in revenue.

Selling, general and administrative expenses. For the three months ended September 30, 2022, selling, general and administrative expenses were $2,075,525, an increase of $201,267, or 11%, as compared to $1,874,258 for the three months ended September 30, 2021. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended September 30,
	2022	2021	$ Change	% Change
Increase in Salaries	$1,028,084	$951,402	$76,682	8%
Increase in Professional Fees	203,032	179,258	23,774	13%
Decrease in Software as a Service Expense*	42,744	49,932	(7,188)	(14)%
Increase in Advertising Expenses	263,485	119,275	144,210	121%
Decrease in Commissions Expense	279,789	308,319	(28,530)	(9)%
Decrease in Amortization and Depreciation expense	73,747	146,851	(73,104)	(50)%
Increase in Travel and Entertainment*	44,739	34,223	10,516	31%
Increase in Rent and Occupancy*	55,851	43,389	12,462	29%
Increase in Insurance expense*	33,860	26,408	7,452	28%
Decrease in all other Expenses	50,194	15,202	34,992	230%
Total Expenses	$2,075,525	$1,874,258	$201,267	11%

(*)	Not discussed below due to de minimis change

Salaries. Salaries increased as a result of an increase in stock-based compensation and normal annual raises to employees.

Professional fees. Professional fees increased primarily due to a new investor relations firm.

Advertising Expense. Advertising expense increased primarily due to the Company sponsoring American mixed martial arts events.

Commissions Expense. Commissions Expense decreased primarily due to C level executives generating sales for which the company doesn't pay commission on.

Amortization and Depreciation expense. Amortization and Depreciation expense decreased due to three leases reaching maturity during the third quarter of 2022.

All Other Expenses. Other expenses increased primarily due to the increase in training and utility expenses.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2022 decreased $(495,990) to $(29,739) from $466,251 for the three months ended September 30, 2021. The decrease in other income is primarily attributable to the decrease in gain on forgiveness of debt for the three months ended September 30, 2022.

Net Income (loss). Net income (loss) for the three months ended September 30, 2022 was $(252,963), as compared to a net income of $134,583 for the three months ended September 30, 2021.

Nine months ended September 30, 2022, as compared to September 30, 2021

Total Revenue. For the nine months ended September 30, 2022, total revenue was $17,904,233 an increase of $7,941,035 or 80%. The increase is primarily attributed to the additional sales from the Flagship merger and an increase in monthly subscription revenue.

Revenue	For the Nine Months
	Ended September 30,
	2022	2021	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$6,107,287	$5,212,566	$894,721	17%
Equipment and Software	7,309,400	1,541,441	5,767,959	374%
Managed Services	3,809,578	2,508,515	1,301,063	52%
Nexxis VoIP Services	587,051	588,889	(1,838)	—%
Other	90,917	111,787	(20,870)	(19)%
Total Revenue	$17,904,233	$9,963,198	$7,941,035	80%

Cost of Sales. For the nine months ended September 30, 2022, cost of sales was $11,847,460, an increase of $6,042,092 or 104% compared to $5,805,368 for the nine months ended September 30, 2021. The increase of $5,775,243 was mostly related to variable cost incurred to produce and sell our products or services.

Selling, general and administrative expenses. For the nine months ended September 30, 2022, selling, general and administrative expenses were $7,129,595, an increase of $2,580,096 or 57%, as compared to $4,549,499 for the nine months ended September 30, 2021. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Nine Months
	Ended September 30,
	2022	2021	$ Change	% Change
Increase in Salaries	$3,918,745	$2,059,635	$1,859,110	90%
Increase in Professional Fees	590,661	529,886	60,775	11%
Increase in Software as a Service Expense*	189,643	155,393	34,250	22%
Increase in Advertising Expenses	669,278	371,561	297,717	80%
Increase in Commissions Expense	918,882	820,482	98,400	12%
Decrease in Amortization and Depreciation expense*	220,694	250,877	(30,183)	(12)%
Increase in Travel and Entertainment	160,665	89,897	70,768	79%
Increase in Rent and Occupancy	163,965	85,283	78,682	92%
Increase in Insurance expense*	94,251	66,266	27,985	42%
Increase in all other Expenses	202,811	120,220	82,591	69%
Total Expenses	$7,129,595	$4,549,499	$2,580,096	57%

(*)	Not discussed below due to de minimis change

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger, the hiring of our Chief Financial Officer and the increase in stock-based compensation.

Professional fees. Professional fees increased primarily due to a new investor relations firm, and an increase in fees associated with being on NASDAQ.

Advertising Expenses. Advertising Expenses increased primarily due to the Flagship merger and the company sponsoring American mixed martial arts events.

Commissions Expense. Commissions expenses increased due to the Flagship merger and the sales associated with Flagship.

Travel And Entertainment. Travel And Entertainment increased primarily due to the Flagship merger and the lifting of Covid-19 restrictions.

Rent and Occupancy. Rent and Occupancy increased primarily due to the Flagship merger and the WeWork in Austin, TX that started in January 2022.

All Other Expenses. Other expenses increased primarily due to the Flagship merger.

Other Income (Expense). Other income for the nine months ended September 30, 2022, decreased $(848,216) to $(186,063) from $662,153 for the nine months ended September 30, 2021. The decrease in other expense is primarily attributable to the increase interest expense for the nine months ended September 30, 2022, and the reduction of from the gain on forgiveness of debt from the PPP loan in the prior period.

Net Income (loss). Net income (loss) before provision for income taxes for the nine months ended September 30, 2022, was $(1,258,885), as compared to a net income of $270,484 for the nine months ended September 30, 2021.

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

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe the total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest in distribution channel expansion and in sales proposals. In 2021, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power I” and in the disaster recovery global marketplace utilizing our technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the nine months ended September 30, 2022, DSC’s cash decreased $854,100 to $11,281,703 from $11,311,922 at December 31, 2021. Net cash of $145,692 was provided by DSC’s operating activities resulting primarily from changes in assets and liabilities. Net cash of $62,564 was used in investing activities primarily from the purchase of equipment. Net cash of $937,228 was used in financing activities resulting primarily in payments on finance lease obligations. This was offset by the cash received for the exercised options.

DSC’s working capital was $11,578,771 on September 30, 2022, decreasing by $772,893 from $12,084,815 at December 31, 2021. The decrease is primarily attributable to a decrease in cash, accounts receivables, accounts payable, deferred revenue, and leases payable related party. This was offset by an increase in prepaids and other current assets, and leases payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Net income	$(252,963)	$134,583	$(1,258,885)	$270,484

Non-GAAP adjustments:
Depreciation and amortization	291,739	370,625	932,328	947,669
Flagship acquisition costs	—	21,998	770	125,537
Interest income and expense	31,576	15,726	186,063	97,392
Gain on contingent liability		—	—	—
Loss on disposal of equipment		—	—	29,732
Gain on forgiveness of debt		(481,977)	—	(789,277)
Stock based compensation	92,038	44,030	643,930	120,252

Adjusted EBITDA	$162,390	$104,985	$504,206	$801,789

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2022.

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
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)

