Form 10-K
period 2022-12-31
Data Storage Corp
filed 2023-03-31
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $9,671,434.

The number of shares of the registrant’s common stock outstanding as of March 30, 2023, was 6,822,127.

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

ITEM 1. BUSINESS

The Industry and Opportunity

Data Storage Corporation provides Cloud Managed Services and technologies across multiple platforms. The Company’s technical assets are in geographically diverse, Tier 3 compliant data centers throughout the USA and Canada.

Hybrid and Multi-Cloud have become mainstream technological offerings of the Cloud infrastructure managed services industry as companies have moved away from legacy, on-premises technology solutions. This approach has grown more complex, as companies utilize disparate technical environments, including on-premises equipment and software, multi-clouds interfacing with Software as a Service providers, Amazon AWS and others while focusing on the remote employee or a contractor for higher levels of security, driving growth in managed cloud services.

Cloud Managed Service Providers assist businesses in achieving their desired security levels, technical cloud infrastructure and financial objectives while optimizing the value of these technologies and cloud resources through multi-cloud management, ensuring business continuity, governance, and operational efficiencies.

One subset of this five hundred-billion-dollar industry and a highly-focused segment of the Company is the IBM Power server; of which AWS, Google and Microsoft are not competitors. It’s estimated that businesses in USA and Canada are operating over one million virtual IBM Power servers, known as LPAR’s. According to the most recent information received from IBM, the typical industries utilizing IBM Power servers are finance, retail, healthcare, government, and distribution organizations.

The Company, through its CloudFirst subsidiary, is a leader in providing IBM Power cloud infrastructure, disaster recovery and the creation of these unique offerings for over 15 years.

The opportunity for the Company, in the IBM Power server portfolio segment is capturing a share of this annual recurring revenue marketplace that is currently under migration to cloud infrastructure.

The Company believes businesses are increasingly under pressure to improve the efficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost, protect capital, ensure disaster recovery, protect the custom applications developed for these systems, and compete effectively. These trends create an opportunity for cloud technology service providers.

The Company’s market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

CloudFirst’s addressable market is approximately $36 billion in the United States and Canada with limited competition today.

Our Flagship subsidiary provides business continuity and infrastructure solutions combining on-premises equipment and software with its value-added managed services to business customers. Flagship maintains strong partner relationships with some of the largest IT Manufactures such as the IBM Corporation in supplying the technology behind the highly technical designs built for business customers. Flagship’s vision is to expand its multi-cloud infrastructure solutions with more managed services, highlighted by its expanding Cyber Security offerings to capture more of the marketplace outside of the CloudFirst sales and marketing programs.

Our Nexxis subsidiary is a voice and data solution provider that utilizes major nationwide carriers and providers. The subsidiary provides a suite of communications services including Hosted VoIP, Internet Access, Data Transport, and SD-WAN. The Nexxis complete voice and data solution combines elements of these services into a fully managed option that delivers high reliability and is engineered to further enhance business continuity. Nexxis’s goal is to provide a higher level of technology yet simplify management and combine cost savings for our clients wherever possible.

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

Company Overview

Data Storage Corporation, is headquartered in Melville, New York. DTST operates through three subsidiaries; DSC, a Delaware corporation now referred to as CloudFirst Technologies Corporation; Flagship Solutions, LLC; and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

The Company typically provides long-term subscription-based disaster recovery, and cloud infrastructure, cyber security, third party cloud management, managed services, dedicated internet access and UCaaS / VoIP services.

During 2022, based on the May 2021 capital raise and the up list to Nasdaq, the Company has accelerated organic growth strategies by adding distribution, marketing, and technical personnel. Management continues to be focused on building the Company’s sales and marketing strategy and expanding its technology assets throughout its data center network.

The Company believes businesses are increasingly under pressure to improve the reliability and efficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost and compete effectively. Further, in today’s environment, capital preservation is an encouragement to move from a capital-intensive, on-premises technology, to a pay as you grow, CapEx to OpEx model. These trends create an opportunity for Cloud Technology Service providers.

The Company’s market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

CloudFirst alone has an addressable market estimated at $36 billion in annual recurring revenue in the United States and Canada with limited competition.

The Company has designed and built its solutions and services to support demand for cloud-based IBM Power System that support client critical workloads and custom in-house developed applications, manage hybrid cloud deployments and continue to provide solutions that keep data and workloads protected from disasters and security attacks.

The Company’s business offices are located in New York, Florida and Texas. The New York and Florida offices include a technology center and labs adapted to meet the technical requirements of the Company’s clients. The Company maintains its own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, Florida and North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

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

The Company’s solution architects, and business development teams work with organizations identifying and solving critical business problems. The Company carefully plans and manages the migration and configuration process, continuing the relationship and advising its clients long after the services have been implemented. Reflecting on client satisfaction, the Company’s renewal rate on client subscription solutions is approximately 94% after their initial contract term expired.

Growth Strategies

The Company will continue to drive revenues by expanding distribution channels while expanding digital and direct marketing programs. The Company will accelerate building upon its social and digital lead generation programs. Further, the Company will continue to seek synergetic acquisitions that expand distribution, leading a technology trend, add to its existing technical staff and create economies of scale improving gross profit margins.

The Company increases revenue and drives growth by developing and managing collaborative solutions as well as joint marketing initiatives. The Company has a diverse community of distribution partners, ranging from IBM Business Partners, Software Vendors, IT resellers, Managed Service Providers, application support providers, consultants, and other cloud infrastructure providers.

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

Voice & Data Solutions: Nexxis, our voice and data division, specializes in stand-alone and fully-managed VoIP, Internet Access, and Data Transport solutions that satisfy the requirements of the traditional corporate and modern remote workforce. Nexxis dedicated internet access services with speeds of up to 10 Gbps and data transport circuits are typically delivered over fiber-optic networks while shared internet access is typically delivered via fiber, coaxial, and wireless networks to help businesses stay fully connected from any location. SD-WAN options provide the ability for multi-site companies to prioritize their data traffic from site to site while FailSAFE, a Cloud-first SD-WAN solution, can be used by a single location to gain industry-leading connectivity to cloud services and the internet. Nexxis Hosted VoIP with Unified Communications is a full-featured cloud-based PBX solution with built-in redundancy that provides business continuity and includes the option to integrate with Microsoft Teams.

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

On June 1, 2021, the Company merged its Florida company with Flagship Solutions, LLC. This transaction with an IBM Gold Business Partner was synergetic to the Company’s services and added new solutions.

The result of these acquisitions, combined with the Company’s business continuity disaster recovery and IBM Power cloud infrastructure solutions, positions Data Storage Corporation as a leader.

Competitive Landscape

The markets for the Company’s products and services are competitive. However, competition is limited, in the CloudFirst subsidiary for this $36 billion marketplace, compared to the limitless competitors, competing against Amazon Web Services (AWS), Google, and Microsoft today which hold an estimated 51% of the marketplace for X86 cloud infrastructure and X86 disaster recovery platforms. Today, the IBM Power community, based on a recent IBM user survey, only 15% of the IBM Power server community utilizes the cloud. Other Company services and solutions, outside of the IBM Power user community face many competitors for cyber security, however, these solutions and services are typically provided by the Company to their existing clients and distribution companies.

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

Flagship Solutions, LLC.

On February 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and our wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equity holders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”), pursuant to which, upon the Closing (as defined below), we acquired Flagship through the merger of Merger Sub with and into Flagship (the “Merger”), with Flagship being the surviving company in the Merger and becoming, as a result, our wholly-owned subsidiary. The closing of the Merger (the “Closing”) was completed on June 1, 2021. Flagship is a provider of IBM equipment and solutions, managed services and cloud solutions that include cloud-based server monitoring and management, 24×7 help desk support, and data center infrastructure management.

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

Mr. Wyllie resigned from all positions he held with Flagship and the Company on October 28, 2022. Thomas Kempster has been appointed President of Flagship Solutions Group.

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

Human Capital Resources

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of March 31, 2023, we employed 45 full-time employees, of which six are executive management, seven are administration and finance, nine are sales staff, several of which are dedicated to support our network of distribution partners, two are marketing staff and twenty-one were part of our technical team. The Company also maintains a group of independent contractors to provide service support and installations on a as needed basis. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it has sufficient human capital to operate its business successfully.

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

Corporate Information

The primary mailing address for the Company is 48 South Service Road, Suite 203, Melville, NY 11747.

Available Information

The Company’s corporate website address is www.dtst.com. All filings the Company makes with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, its proxy statements and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available for free in the Investor Relations section of the Company’s website as soon as reasonably practicable after they are filed with or furnished to the SEC. The reference to the Company’s website address does not constitute inclusion or incorporation by reference of the information contained on the Company’s website in this Form 10-K or other filings with the SEC, and the information contained on the Company’s website is not part of this document.

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. You should carefully consider the following risks together with the other information in this Annual Report.

Risks Related to Data Storage’s Business

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, the Company had a net (loss) income available to shareholders of $(4,356,802) and $204,161 for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the Company had cash of $2,286,722, marketable securities of $9,010,968, and working capital of $10,855,407.

If the Company is unable to attract new customers to its infrastructure and disaster recovery/ cloud subscription services on a cost-effective basis, its revenue and operating results would be adversely affected.

The Company generates the majority of its revenue from the sale of subscriptions to its infrastructure and disaster recovery/cloud solutions as well as contracted managed services and software and hardware renewals. In order to grow, the Company must continue to reach the many businesses in need of our unique services, many of whom may have not previously used infrastructure as a service and cloud disaster recovery backup solutions. The Company uses and periodically adjusts a diverse mix of advertising and marketing programs to promote its solutions. Significant increases in the pricing of one or more of the Company’s advertising channels would increase its advertising costs or cause it to choose less expensive and perhaps fewer effective channels. As the Company adds to or changes the mix of its advertising and marketing strategies, it may expand into channels with significantly higher costs than its current programs, which could adversely affect its operating results. The Company may incur advertising and marketing expenses significantly in advance of the time it anticipates recognizing any revenue generated by such expenses, and it may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because the Company recognizes revenue from customers over the terms of their subscriptions, a large portion of its revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in the Company’s operating results until later periods. It has made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If the Company is unable to maintain effective advertising programs, its ability to attract new customers could be adversely affected, its advertising and marketing expenses could increase substantially, and its operating results may suffer.

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

Having completed the merger with Flagship, the Company expects to continue to acquire complementary solutions, services, technologies, or businesses in the future. The Company may also, enter into relationships with other businesses to expand its portfolio of solutions or its ability to provide its solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and its ability to complete these transactions may often be subject to conditions or approvals that are beyond its control. Consequently, these transactions, even if a definitive purchase agreement is executed and announced, may not close.

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

Risks Related to the Merger with Flagship

On May 31, 2021, the Company completed the Merger. The Company expects that Flagship’s business will be synergistic with its existing IBM business and anticipates meaningful operation efficiency and that the Merger will provide a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multi-cloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), and Cyber Security as a Service (CSaaS).

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

The Company has identified material weaknesses in its internal control over financial reporting, concluding that its disclosure controls were not effective as of December 31, 2022, based on material weaknesses which ultimately contributed to the Company not designing and maintaining formal controls to analyze, account for, and disclose complex transactions, including the accounting for certain consideration received from a vendor. These material weaknesses resulted in the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the periods ended June 30, 2022, related to accrued expenses, cost of goods sold, gross profit, loss from operations, net loss, earnings per share and the related disclosures.

In response to such material weaknesses, management has expended and will continue to expand a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In November of 2022, management and its advisors began evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing.

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

As of March 31, 2023, through their aggregate voting power, Messrs. Piluso, Schwartz and Kempster control approximately 37% of the Company’s outstanding common stock, giving them the ability to control a significant portion of the votes for the Company’s directors and all other matters requiring the approval of its stockholders, including the election of all of its directors and the approval of a reverse stock split.

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

If the Company’s efforts to satisfy its existing customers are not successful, it may not be able to retain them, and as a result, its revenue and ability to grow would be adversely affected. The Company may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If the Company’s approximate 94% retention rate significantly decreases, it may need to increase the rate at which it adds new customers in order to maintain and grow its revenue, which may require it to incur significantly higher advertising and marketing expenses than it currently anticipates, or its revenue may decline. A significant decrease in the Company’s retention rate would therefore have an adverse effect on its business, financial condition, and operating results. The Company’s estimates of the number of employees it retains and advertising costs are based to a large extent upon its subscription contracts, which may be terminated by customers typically upon 90 days’ notice prior to the ending term of their contract for services.

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

The Company’s solutions are used by customers in the health care industry, and it must comply with numerous federal and state laws related to patient privacy in connection with providing its solutions to these customers.

The Company’s solutions are used by customers in the health care industry, and it must comply with numerous federal and state laws related to patient privacy in connection with providing its solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because the Company’s solutions may backup individually identifiable health information for its customers, its customers are mandated by HIPAA to enter into written agreements with us known as business associate agreements that require the Company to safeguard individually identifiable health information. Business associate agreements typically include:

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

Errors, failures, bugs in or unavailability of the Company’s solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others. Many of the Company’s end-user customers use its solutions in applications that are critical to their business and may have a greater sensitivity to defects in its solutions than to defects in other, less critical, software solutions. In addition, if an actual or perceived breach of information integrity or availability occurs in one of its end-user customer’s systems, regardless of whether the breach is attributable to its solutions, the market perception of the effectiveness of its solutions could be harmed. Alleviating any of these problems could require significant expenditures of the Company’s capital and other resources and could cause interruptions, delays, or cessation of its solution licensing, which could cause it to lose existing or potential customers and could adversely affect its operating results.

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

The Company intends to expand internationally which subjects it to new risks that it has not generally faced in the United States. These risks include:

●	localization of the Company’s solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

●	lack of experience in other geographic markets;

●	strong local competitors;

●	cost and burden of complying with, lack of familiarity with, and unexpected changes in foreign legal and regulatory requirements, including consumer and data privacy laws;

●	difficulties in managing and staffing international operations;

●	potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems, double taxation, and restrictions, and/or taxes on the repatriation of earnings;

●	dependence on third parties, including channel partners with whom we do not have extensive experience;

●	compliance with the Foreign Corrupt Practices Act, economic sanction laws and regulations, export controls, and other U.S. laws and regulations regarding international business operations;

●	increased financial accounting and reporting burdens and complexities;

●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and

●	reduced or varied protection for intellectual property rights in some countries.

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

Risks Related to Intellectual Property

Assertions by a third party that the Company’s solutions infringe its intellectual property, whether correct, could subject the Company to costly and time-consuming litigation or expensive licenses.

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

The Company has registered domain names for websites (“URLs”) that it uses in its business, such as www.datastoragecorp.com. If the Company is unable to maintain its rights in these domain names, its competitors or other third parties could capitalize on the Company’s brand recognition by using these domain names for their own benefit. In addition, although the Company owns the Company’s domain name under various global top-level domains such as .com and .net, as well as under various country-specific domains, it might not be able to, or may choose not to, acquire or maintain other country-specific versions of the Company’s domain name or other potentially similar URLs. Domain names similar to the Company have already been registered in the U.S. and elsewhere, and its competitors or other third parties could capitalize on its brand recognition by using domain names similar to the Company’s. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If the Company loses the ability to use a domain name in a particular country, it may be forced to either incur significant additional expenses to market its solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell its solutions in that country. Either result could substantially harm its business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, the Company may not be able to acquire or maintain the domain names that utilize the Company’s name in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. The Company may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, its brand or its trademarks. Protecting and enforcing the Company’s rights in its domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to the Company.

Risks Relating to the Company’s Common Stock and Securities

The Company’s stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in its common stock could incur substantial losses.

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. By way of example, on May 16, 2022, the reported low sale price of the Company’s common stock was $3.10, and the reported high sales price was $3.80. For comparison purposes, on May 9, 2022, the price of the Company’s common stock closed at $2.14 per share, on May 16, 2022, its stock price closed at $3.45 per share, and on June 21, 2022, its stock price closed at $2.48 per share with no discernable announcements or developments by the Company or third parties (other than the filing of the Quarterly Report on Form 10-Q). The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. In addition, the recent COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The market price for the Company’s common stock may be influenced by many factors, including the following:

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

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of December 31, 2022, there were options and warrants outstanding into an aggregate of 2,720,584 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company currently has three leases for office space, with two offices located in Melville, NY, and one office in Boca Raton, FL. The Company’s principal offices are located at 48 South Service Road, Suite 203, Melville, NY 11747. We also maintain offices located at 980 North Federal Highway, Suite 302, Boca Raton, FL 33432. The Company’s data centers are in New York, Massachusetts, North Carolina, Florida, and Texas. The Company believes that its current offices and facilities are adequate for the near future.

From 2016 until August 31, 2019, we leased office space in Melville, NY for monthly payments of $8,382. Upon termination of the lease in August 2019, we entered into a new lease for a technology lab in a smaller space commencing on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023.

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Suite 302, Boca Raton, Florida. The commencement date of the lease is August 1, 2021. The monthly rent is approximately $4,820.

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

The Company leases technical space in New York, Massachusetts, North Carolina, and Florida. These leases are month to month and the monthly rent is approximately $43,650.

In 2020, the Company entered into a new technical space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,403 and expires on July 31, 2023.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on The NASDAQ Capital Market under the symbol “DTST”.

Holders of the Company’s Common Stock

As of March 30, 2023, we had 33 shareholders of record of the Company’s common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All the shares of the Company’s common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held or recorded by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the fiscal year ended December 31, 2022, that were not registered under the Securities Act, other than as previously disclosed in its filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2022.

Equity Compensation Plan Information

See Part II-Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

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

COMPANY OVERVIEW

Data Storage Corporation, headquartered in Melville, New York, together with its three subsidiaries, DSC now CloudFirst Technologies, Flagship Solutions LLC and Nexxis, Inc. provides solutions and services to a broad range of clients in several industries, including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution companies. As an example, the Company’s distribution channel of companies provides long-term subscription-based disaster recovery and cloud infrastructure without investing in the infrastructure, data centers, telecommunications or specialized technical staff, which substantially lowers their barrier of entry in providing these solutions to their client base. The distribution company has typically provided equipment and software. However, a client’s awareness in 2022 of the ability to migrate to an IBM Power cloud infrastructure and disaster recovery affords the distributor the ability to maintain the client and create an annuity year after year. To further support that awareness, over 90,000 visitors arrived at the Company’s websites in 2022.

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

Solution architects and the Company’s business development teams work with organizations identifying and solving critical business problems. The Company carefully plans and manages the migration and configuration process, continuing the relationship and advising its clients long after the services have been implemented. As of this filing the Company provides our clients subscription-based, long-term agreements for cloud disaster recovery, cloud infrastructure, telecommunications solutions, and high processing on-site computing power and software solutions. While a significant portion of our revenue has been subscription-based, we also generate revenue from the sale of equipment and software for cybersecurity, data storage, IBM Power systems equipment and managed service solutions.

2022 Business Update

On May 31, 2021, the Company completed a merger (the “Merger”) under an Agreement and Plan of Merger (the “Merger Agreement”) with Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC, a Florida limited liability company. Flagship is a provider of IBM solutions, managed services, cyber security and cloud solutions. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM business and anticipates meaningful operation efficiency of the two organizations. The Company also believes the Merger will provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multi-cloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: Infrastructure as a Service (IaaS), Disaster Recovery of digital information (DRaaS), and Cyber Security as a Service (CSaaS).

Flagship focuses on the IBM user community with solutions and services such as, equipment, software, cyber security, and managed cloud solutions globally. The Company expects that Flagship’s business will be synergistic with the Company’s existing IBM user community focus and anticipates meaningful operation efficiency through the integration the organizations. The Company also believes the Merger will also provide the combined entities a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multi-cloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows and Linux, including: cloud Infrastructure as a Service, Disaster Recovery of digital information, and Cyber Security as a Service. The Company intends to continue its strategy of growth through synergistic acquisitions.

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

RESULTS OF OPERATIONS

Year ended December 31, 2022, as compared to December 31, 2021

Revenue

Sales for the year ended December 31, 2022, increased by approximately 60% to $23,870,837 as compared to sales for the year ended December 31, 2021, or $14,876,227. The Company derives its sales from five types of services that we provide: infrastructure & disaster recovery / cloud services which is the largest source of our sales, followed by equipment and software sales, managed services, professional fees, and Nexxis, VOIP and internet access services. The cloud infrastructure & disaster recovery/cloud services are subscription-based. We also provide equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The professional services are providing the client cloud infrastructure and or Disaster Recovery implementation services as well as time and materials billing. Substantially all of the Company’s sales were to customers in the United States, with less than 2% of its sales to international customers.

The following chart details the changes in the Company’s sales for the years ended December 31, 2022, and 2021, respectively.

	For the Year
	Ended December 31,
	2022	2021	$ Change	% Change
Cloud Infrastructure & Disaster Recovery	$8,300,378	$7,203,246	$1,097,132	15%
Equipment and Software	6,194,634	2,080,463	4,114,171	198%
Managed Services	8,445,455	4,661,777	3,783,678	81%
Nexxis VoIP Services	799,675	772,344	27,331	4%
Other	130,695	158,397	(27,702)	(17)%
Total Sales	$23,870,837	$14,876,227	$8,994,610	60%

Expenses

Cost of Sales. For the year ended December 31, 2022, cost of sales was $15,787,544, an increase of $7,328,427 or 87% compared to $8,459,117 for the year ended December 31, 2021. The increase of $7,328,427 was mostly related to the increase in overall sales and the increase in sales which resulted from the Flagship merger.

Impairment of goodwill . During the year ended December 31, 2022, the Company recorded an Impairment of goodwill of $2,322,000 regarding its Flagship segment.

Selling, general and administrative expenses. For the year ended December 31, 2022, selling, general and administrative expenses were $9,837,308, an increase of $2,653,126, or 37%, as compared to $7,184,182 for the year ended December 31, 2021. The net [increase/decrease] is reflected in the chart below.

Selling, general and administrative expenses	For the Year
	Ended December 31,
	2022	2021	$ Change	% Change
Increase in Salaries	$5,199,513	$3,768,804	$1,430,709	38%
Increase in Professional Fees	927,441	804,755	122,686	15%
Increase in Software as a Service Expense	230,725	228,119	2,606	1%
Increase in Advertising Expenses	966,248	541,788	424,460	78%
Increase in Commissions Expense	1,301,949	968,415	333,534	34%
Decrease in Amortization and Depreciation Expense	294,477	342,516	(48,039)	(14)%
Increase in Travel and Entertainment Expense	280,763	127,676	153,087	120%
Increase in Rent and Occupancy Expense	219,545	130,835	88,710	68%
Increase in Insurance Expense	111,294	75,270	36,024	48%
Increase in all other Expenses	305,353	196,004	109,349	56%
Total Expenses	$9,837,308	$7,184,182	$2,653,126	37%

Salaries. Salaries increased as a result of the increased staff due to the Flagship merger, the hiring of our Chief Financial Officer and the increase in stock-based compensation.

Professional fees. Professional fees increased primarily due to a new investor relations firm, an increase in legal fees, and an increase in fees associated with being on NASDAQ.

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

Other Income (Expense). Other income for the year ended December 31, 2022, decreased $960,210 to $(332,848) from $627,362 for the year ended December 31, 2021. The decrease in other income is primarily attributable to the increase in interest expense, the increase in impairment of deferred offering costs, and the decrease from the gain on forgiveness of debt from the PPP loan.

(Net Loss) before provision for income taxes. Net loss before provision for income taxes for the year ended December 31, 2022, was $4,408,863, as compared to a net loss of $139,710 for the year ended December 31, 2021.

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

The Company has long-term contracts to supply its subscription-based solutions that are invoiced to clients monthly. The Company believes its total contract value of its subscription contracts with clients based on the actual contracts that it has to date, exceeds $10 million. Further, the Company continues to see an uptick in client interest distribution channel expansion and in sales proposals. In 2023, the Company intends to continue to work to increase its presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the year ended December 31, 2022, Data Storage’s cash decreased $9,849,081 to $2,286,722 from $12,135,803 December 31, 2021. Net cash of $663,801 was provided by Data Storage’s operating activities resulting primarily from changes in assets and liabilities. Net cash of $9,138,225 was used in investing activities from the purchase of short-term investments and capital expenditures. Net cash of $1,374,657 was used in financing activities resulting primarily in payments on finance lease obligations and payments for deferred offering costs. This was offset by the cash received for the exercised options.

The Company’s working capital was $10,855,407 on December 31, 2022, decreasing by $1,229,408 from $12,084,815 at December 31, 2021. The decrease is primarily attributable to a decrease in cash, deferred revenue, and leases payable related party. This was offset by an increase in short-term investments, accounts receivables, prepaids and other current assets, accounts payable, and leases payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the year ended December 31, 2022, and 2021, respectively:

	For the Year Ended
	December 31,	December 31,
	2022	2021

Net (Loss) Income	$(4,408,863)	$259,921

Non-GAAP adjustments:
Depreciation and amortization	1,225,911	1,284,345
Benefit from income taxes	—	(399,631)
Flagship acquisition costs	770	135,512
Interest income and expense	130,087	126,746
Impairment of goodwill	2,322,000	—
Loss on disposal of assets	—	44,732
Gain on forgiveness of debt	—	(798,840)
Stock-based compensation	734,479	171,798

Adjusted EBITDA	$4,384	$824,583

CRITICAL ACCOUNTING POLICIES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and, lease commitments. Management believes the estimated fair value of these accounts on December 31 ,2022, approximate their carrying value as reflected in the balance sheet due to the short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to other income and expenses in the consolidated statement of operations. In accordance with this policy, for the years ended December 31, 2022, and 2021, the Company expensed financing costs of $127,343 and $0, respectively.

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

The Company tests goodwill for impairment on an annual basis on December 31, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units.

During the year ended December 31, 2022, and 2021, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for three of its reporting units that the fair value of those reporting units was more likely than not greater than their carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Flagship reporting units was more likely than not greater than its carrying value, including Goodwill. Based on the completion of the annual impairment test, the Company recorded an impairment charge of $2,322,000 and $0 for goodwill for the years ended December 31, 2022, and 2021, respectively.

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

The Company provides equipment and software and actively participates in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software, infrastructure and hybrid cloud solutions provided to clients.

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

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

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

As a smaller reporting company, this item is not required.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Storage Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate the fair value of each reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of cash flows such as revenue growth rates and estimates of the weighted average cost of capital rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Management determined that the carrying value of its Flagship reporting unit exceeded the fair value as of the measurement date and as a result, an impairment of $2.3 million was recognized in the fourth quarter.

Given the significant judgments made by management to estimate the fair value of the Flagship reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of cash flows, such as revenue growth rates, and estimates of the weighted average cost of capital rate, required a high degree of auditor judgment.

How the Critical Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining valuation reports prepared by valuation specialists engaged by management to assist in the determination of fair value of goodwill.

●	Examining the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.

●	Utilizing personnel with specialized skills and knowledge in valuation to assist in: (i) evaluating the appropriateness of the valuation models, and (ii) assessing the reasonableness of the assumptions used in the determination of fair values.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

March 31, 2023

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,286,722	$12,135,803
Accounts receivable (less allowance for credit losses of $27,250 and $30,000 in 2022 and 2021, respectively)	3,502,836	2,384,367
Marketable securities	9,010,968	-
Prepaid expenses and other current assets	584,666	536,401
Total Current Assets	15,385,192	15,056,571

Property and Equipment:
Property and equipment	7,168,488	6,595,236
Less—Accumulated depreciation	(4,956,698)	(4,657,765)
Net Property and Equipment	2,211,790	1,937,471

Other Assets:
Goodwill	4,238,671	6,560,671
Operating lease right-of-use assets	226,501	422,318
Other assets	48,437	103,226
Intangible assets, net	1,975,644	2,254,566
Total Other Assets	6,489,253	9,340,781

Total Assets	$24,086,235	$26,334,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,207,577	$1,343,391
Deferred revenue	281,060	366,859
Finance leases payable	359,868	216,299
Finance leases payable related party	520,623	839,793
Operating lease liabilities short term	160,657	205,414
Total Current Liabilities	4,529,785	2,971,756

Operating lease liabilities	71,772	226,344
Finance leases payable	281,242	157,424
Finance leases payable related party	256,241	364,654
Total Long-Term Liabilities	609,255	748,422

Total Liabilities	5,139,040	3,720,178

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,822,127 and 6,693,793 shares issued and outstanding in 2022 and 2021, respectively	6,822	6,694
Additional paid in capital	38,982,440	38,241,155
Accumulated deficit	(19,887,378)	(15,530,576)
Total Data Storage Corp Stockholders’ Equity	19,101,884	22,717,273
Non-controlling interest in consolidated subsidiary	(154,689)	(102,628)
Total Stockholder’s Equity	18,947,195	22,614,645
Total Liabilities and Stockholders’ Equity	$24,086,235	$26,334,823

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Sales	$23,870,837	$14,876,227

Cost of sales	15,787,544	8,459,117

Gross Profit	8,083,293	6,417,110

Impairment of goodwill	2,322,000	—
Selling, general and administrative	9,837,308	7,184,182

Loss from Operations	(4,076,015)	(767,072)

Other Income (Expense)
Interest expense, net	(130,087)	(126,746)
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	(127,343)	—
Other Expense	(75,418)	—
Loss on disposal of equipment	—	(44,732)
Gain on forgiveness of debt	—	798,840
Total Other Income (Expense)	(332,848)	627,362

Income (Loss) before provision for income taxes	(4,408,863)	(139,710)

Benefit from income taxes	—	399,631

Net Income (Loss)	(4,408,863)	259,921

Non-controlling interest in consolidated subsidiary	52,061	7,923

Net Income (Loss) attributable to Data Storage Corp	(4,356,802)	267,844

Preferred Stock Dividends	—	(63,683)

Net Income (Loss) Attributable to Common Stockholders	$(4,356,802)	$204,161

Earnings per Share – Basic	$(0.64)	$0.04
Earning pers Share – Diluted	$(0.64)	$0.03
Weighted Average Number of Shares – Basic	6,775,140	5,075,716
Weighted Average Number of Shares – Diluted	6,775,140	6,340,125

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance January 1, 2021	1,401,786	$1,402	3,214,537	$3,215	$17,745,783	$(15,734,737)	$(94,705)	$1,920,958
Conversion of preferred series to stock	(1,401,786)	(1,402)	43,806	44	1,358	—	—	—
Proceeds from issuance of common stock and warrants	—	—	2,975,000	2,975	16,941,405	—	—	16,944,380
Stock Options Exercise	—	—	5,060	5	(5)	—	—	—
Stock warrants exercise	—	—	455,390	455	3,380,816	—	—	3,381,271
Stock-based compensation	—	—	—	—	171,798	—	—	171,798
Net Income (Loss)	—	—	—	—	—	267,844	(7,923)	259,921
Preferred stock dividends	—	—	—	—	—	(63,683)	—	(63,683)
Balance, December 31, 2021	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	734,354	—	—	734,479
Net (Loss)	—	—	—	—	—	(4,356,802)	(52,061)	(4,408,863)
Balance, December 31, 2022	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,408,863)	$259,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225,911	1,284,345
Stock based compensation	734,479	171,798
Gain on forgiveness of debt	—	(798,840)
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	127,343	—
Impairment of goodwill	2,322,000	—
Loss on disposal of equipment	—	44,732
Deferred income taxes, release of valuation allowance	—	(399,631)
Changes in Assets and Liabilities:
Accounts receivable	(1,118,469)	(440,517)
Other assets	54,788	(6,417)
Prepaid expenses and other current assets	(48,265)	(169,355)
Right of use asset	195,817	(180,407)
Accounts payable and accrued expenses	1,864,188	(142,233)
Deferred revenue	(85,799)	(163,770)
Operating lease liability	(199,329)	179,684
Net Cash Provided by (Used in) Operating Activities	663,801	(360,690)
Cash Flows from Investing Activities:
Investor deposit	—	(25,000)
Capital expenditures	(127,257)	(455,835)
Purchase of marketable securities	(9,010,968)	-
Cash acquired in business acquisition	—	212,068
Cash consideration for business acquisition	—	(6,149,343)
Net Cash Used in Investing Activities	(9,138,225)	(6,418,110)
Cash Flows from Financing Activities:
Proceeds from line of credit	—	50,000
Repayments of finance lease obligations related party	(867,741)	(968,420)
Repayments of finance lease obligations	(386,509)	(156,845)
Payments for deferred offering costs	(127,343)	—
Proceeds from issuance of common stock and warrants	—	16,944,380
Cash received for the exercise of Warrants	—	3,381,271
Cash received for the exercise of options	6,934	—
Repayments of Dividend payable	—	(1,179,357)
Repayment of line of credit	—	(50,024)
Net Cash (Used in) Provided by Financing Activities	(1,374,657)	18,021,005

Increase (decrease) in Cash and Cash Equivalents	(9,849,081)	11,242,205

Cash and Cash Equivalents, Beginning of Period	12,135,803	893,598

Cash and Cash Equivalents, End of Period	$2,286,722	$12,135,803
Supplemental Disclosures:
Cash paid for interest	$127,871	$116,682
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$—	$63,683
Assets acquired by finance lease	$1,094,051	$164,754

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022

Note 1 – Basis of Presentation, Organization and Other Matters

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation, (ii) Data Storage FL, LLC, a Florida limited liability company, (iii) Flagship Solutions, LLC, a Florida limited liability company, (iv) Information Technology Acquisition Corporation, a Delaware Corporation, and (v) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the year ended December 31, 2022, we adopted a change in presentation on our consolidated statements of operations in order to present technician salaries in cost of sales, the presentation of which is consistent with our peers. Prior periods have been revised to reflect this change in presentation.

Recently Issued and Newly Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on December 31 ,2022, approximate their carrying value as reflected in the balance sheet due to the short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets. These assets are measured using Level 3 inputs, if determined to be impaired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase, of three months or less to be cash equivalents.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the year ended December 31, 2022
Total
As of January 1, 2022	$—
Purchase of equity investments	9,010,968
Unrealized gains	—
As of December 31, 2022	$9,010,968

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

As of December 30, 2022, DSC had two customers with an accounts receivable balance representing 23% and 14% of total accounts receivable. As of December 31, 2021, the Company had one customer with an accounts receivable balance representing 16% of total accounts receivable.

For the year ended December 31, 2022, the Company had two customers that accounted for 18% and 11% of revenue. For the year ended December 31, 2021, the Company had one customer that accounted for 14% of revenue.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to other income and expenses in the consolidated statement of operations. In accordance with this policy, for the years ended December 31, 2022, and 2021, the Company expensed financing costs of $127,343 and $0, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2022, and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2022, and 2021, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2022, 2021, 2020, and 2019 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

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

The Company tests goodwill for impairment on an annual basis on December 31, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units.

During the year ended December 31, 2022, and 2021, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for three of its reporting units that the fair value of those reporting units was more likely than not greater than their carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Flagship reporting units was more likely than not greater than its carrying value, including Goodwill. Based on the completion of the annual impairment test, the Company recorded an impairment charge of $2,322,000 and $0 for goodwill for the years ended December 31, 2022, and 2021, respectively.

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients the ability to migrate their on-premises computing and digital storage to DSC’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. Data Storage Corporation owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Years
Ended December 31, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$8,116,523	$183,855	$8,300,378
Equipment and Software	6,194,634	—	6,194,634
Managed Services	8,323,329	122,126	8,445,455
Nexxis VoIP Services	799,675	—	799,675
Other	130,695	—	130,695
Total Revenue	$23,564,856	$305,981	$23,870,837

For the Year
Ended December 31, 2021
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$7,105,892	$97,354	$7,203,246
Equipment and Software	2,080,463	—	2,080,463
Managed Services	4,661,777	—	4,661,777
Nexxis Services	772,344	—	772,344
Other	158,397	—	158,397
Total Revenue	$14,778,873	$97,354	$14,876,227

For the Years
Ended December 31,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$6,325,328	$2,694,923
Products and services transferred over time	17,545,509	12,181,304
Total Revenue	$23,870,837	$14,876,227

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $966,268 and $396,303 for advertising costs for the year ended December 31, 2022, and 2021, respectively.

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

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021

Net Income (Loss) Available to Common Shareholders	$(4,356,802)	$204,161

Weighted average number of common shares - basic	6,775,140	5,075,716
Dilutive securities
Options	—	229,826
Warrants	—	1,034,583
Weighted average number of common shares - diluted	6,775,140	6,340,125

Earnings (Loss) per share, basic	$(0.64)	$0.04
Earnings (Loss) per share, diluted	$(0.64)	$0.03

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share net income (loss) per share because their effect was anti-dilutive:

	Year ended December 31,
	2022	2021
Options	301,391	37,641
Warrants	2,419,193	1,384,610
	2,720,584	1,422,251

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2022	2021
Prepaid Marketing & Promotion	$4,465	$—
Prepaid Subscriptions and license	439,088	409,985
Prepaid Maintenance	45,216	80,227
Prepaid Insurance	54,564	—
Other	41,333	46,189
Total prepaids and other current assets	$584,666	$536,401

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,	December 31,
	2022	2021
Storage equipment	$60,288	$476,887
Furniture and fixtures	20,860	19,491
Leasehold improvements	20,983	20,983
Computer hardware and software	93,062	317,729
Data center equipment	6,973,295	5,760,146
Gross Property and equipment	7,168,488	6,595,236
Less: Accumulated depreciation	(4,956,698)	(4,657,765)
Net property and equipment	$2,211,790	$1,937,471

Depreciation expense for the year ended December 31, 2022, and 2021 was $946,989 and $959,974, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2022, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,167,075	1,447,024
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	18,650	14,352
Total intangible assets subject to amortization		3,889,248	2,427,872	1,461,376
Total Goodwill and Intangible Assets		$8,642,187	$2,427,872	$6,214,315

Scheduled amortization over the next five years are as follows:

Twelve months ending December 31,
2023	$277,560
2024	271,078
2025	267,143
2026	267,143
2027	267,143
Thereafter	111,309
Total	$1,461,376

Amortization expense for the year ended December 31, 2022, and 2021 was $278,922 and $324,371 respectively.

Note 6-Leases

Operating Leases

The Company currently maintains two leases for office space located in Melville, NY.

The first lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with our existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year and expires on July 31, 2023.

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is approximately $4,820.

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, North Carolina and Florida. These leases are month to month. The monthly rent is approximately $39,000. The Company also leases technical space in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403. The lease term expires on July 31, 2023.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expires on June 30, 2022. Subsequent to June 30, 2022, the company is on a $3,073 month-to-month lease with WeWork in Austin, TX.

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

The components of lease expense were as follows:

Year Ended December 31, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$672,511
Interest on lease liabilities, included in interest expense	127,871
Operating lease:
Amortization of assets, included in total operating expense	200,417
Interest on lease liabilities, included in total operating expense	16,643
Total net lease cost	$1,017,442
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$226,501

Current operating lease liabilities	$160,657
Noncurrent operating lease liabilities	71,772
Total operating lease liabilities	$232,429

December 31, 2022
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(3,431,562)
Property and equipment, net	$2,090,154

Current obligations of finance leases	$880,491
Finance leases, net of current obligations	537,483
Total finance lease liabilities	$1,417,974

Supplemental cash flow and other information related to leases were as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$199,329
Financing cash flows related to finance leases	$1,254,249

Weighted average remaining lease term (in years):
Operating leases	1.28
Finance leases	1.30

Weighted average discount rate:
Operating leases	5%
Finance leases	7%

Long-term obligations under the operating and finance leases at December 31, 2022, mature as follows:

For the Twelve Months Ended December 31,	Operating Leases	Finance Leases
2023	$175,296	$946,217
2024	63,983	504,942
2025	—	52,009
Total lease payments	239,279	1,503,168
Less: Amounts representing interest	(6,850)	(85,194)
Total lease obligations	232,429	1,417,974
Less: long-term obligations	(71,772)	(537,483)
Total current	$160,657	$880,491

As of December 31, 2022, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the year ended December 31, 2022, and 2021 was $212,948 and $184,131, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $1.3 million in payments over the next 5 years.

Note 8 – Note Payable

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

On May 13, 2021, the Company entered into an underwritten public offering of an aggregate of 1,600,000 units, each consisting of one share of the Company’s Common Stock, par value $0.001 per share, together with one warrant to purchase one share of Common Stock at an exercise price equal to $7.425 per share of Common Stock.

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

On May 14, 2021, the Company effected a 1-for-40 reverse stock split. As a result, all share information in the accompanying financial statements has been adjusted as if the reverse stock split happened on the earliest date presented.

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

During the year ended December 31, 2022, employees exercised 3,334 options into shares of Common Stock. The Company received $6,934 for these options.

Common Stock Options

A summary of the Company’s options activity and related information follows:

Schedule of option activity and related information
	Number of		Weighted	Weighted
	Shares	Range of	Average	Average
	Under	Option Price	Exercise	Contractual
	Options	Per Share	Price	Life
Options Outstanding at January 1, 2020	207,748	$2.00 - 15.76	$5.20	6.6
Options Granted	82,157	3.03 - 5.80	4.50	10
Exercised	(6,592)	2.00	2.00	—
Expired/Cancelled	(15,846)	3.00 - 14.00	5.89	—
Options Outstanding at December 31, 2021	267,467	$2.00 - 16.00	$5.19	6.94
Options Granted	117,343	1.48 - 5.87	2.72	10
Exercised	(3,334)	2.00 - 2.16	2.08	—
Expired/Cancelled	(80,085)	2.00 - 16.00	7.49	—
Options Outstanding at December 31, 2022	301,391	$2.00 - 15.76	$3.46	7.45

Options Exercisable at December 31, 2022	166,945	$2.00 - 15.76	$3.71	5.98

Share-based compensation expense for options totaling $282,193 and $171,798 was recognized in our results for the years ended December 31, 2022, and 2021, respectively.

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

As of December 31, 2022, there was $335,272 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.03 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2022, and 2021, are set forth in the table below.

	2021	2020
Weighted average fair value of options granted	$2.72	$5.35
Risk-free interest rate	1.63% – 3.83%	1.31% – 1.62%
Volatility	199% – 214%	217% – 219%
Expected life (years)	10 years	10 years
Dividend yield	$—%	$—%

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

On December 31, 2022, the Board resolved that, the Company shall pay each member of the Board, compensation as a group amount to $18,500. The shares vest one year after issuance.

A summary of the activity related to RSUs for the year ended December 31, 2022, is presented below:

Schedule of non-vested Restricted stock units
	Total	Grant Date
Restricted Stock Units (RSUs)	Shares	Fair Value
RSUs non-vested at January 1, 2022	—	$—
RSUs granted	50,000	$1.48 - 3.23
RSUs vested	—	$—
RSUs forfeited	—	$—
RSUs non-vested December 31, 2022	50,000	$1.48 - 3.23

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $52,285 for the year ended December 31, 2022.

Common Stock Warrant

A summary of the Company’s warrant activity and related information follows:

Schedule of warrant activity and related information
				Weighted
	Number of	Range of	Weighted	Average
	Shares	Option Price	Average	Contractual
	Under Options	Per Share	Exercise Price	Life
Warrant Outstanding at January 1, 2021	3,333	$0.40	$0.40	3.50
Warrant Granted	2,871,250	7.43 - 6.67	6.97	—
Exercised	(455,390)	7.43	7.43	—
Expired/Cancelled	—	—	—	—
Warrant Outstanding at December 31, 2021	2,419,193	$7.43 - 0.40	$6.87	4.67
Warrant Granted	—	—	—	—
Warrant Outstanding at December 31, 2022	2,419,193	$7.43 - 0.40	$6.87	3.67

Warrant Exercisable at December 31, 2022	2,419,193	$7.43 - 0.40	$6.87	3.67

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. On May 18, 2021, the Company converted 1,401,786 shares of Series A Preferred Stock into 43,806 shares of common stock. As part of this transaction, the Company also paid $1,179,357 the accrued and unpaid dividends. Accrued dividends at December 31, 2021, were $0.

Note 10 - Income Taxes

The components of deferred taxes are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	2,368,000	1,752,000
Other	163,000	316,000
Total deferred tax assets	2,531,000	2,068,000
Deferred tax liabilities:
Property and equipment	(211,000)	—
Intangibles	(1,180,000)	(91,000)
Other	(63,000)	(308,000)
Total deferred tax liabilities	(1,454,000)	(399,000)

Valuation Allowance	(1,077,000)	(1,669,000)

Net deferred tax liabilities	—	—

The Company had federal and state net operating tax loss carry-forwards of $7,841,000 and $7,511,000, respectively as of December 31, 2022. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2022 and 2021, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is predominantly due to the net operating loss carry-forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2022, and 2021.

A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended December 31, 2022, and 2021 to the Company’s loss before provision (benefit) for income taxes, is as follows:

	2022	2021
U.S. Federal Statutory Rate	21.0%	21.0%
State Taxes	7.1%	7.1%

Valuation allowance	(28.1)%	(12.2)%
Income tax provision	—%	(12.9)%

Note 11 – Litigation

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

Note 12 – Related Party Transactions

Finance Lease Obligations – Related Party

During the year ended December 31, 2022, the Company entered into two related party finance lease obligations. See Note 6 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $39,172 and $14,209 during the year ended December 31, 2022, and 2021 respectively.

Note 13 – Merger

Flagship Solutions, LLC

On February 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Data Storage FL, LLC, a Florida limited liability company and the Company’s wholly-owned subsidiary (the “Merger Sub”), Flagship Solutions, LLC (“Flagship”), a Florida limited liability company, and the owners (collectively, the “Equity holders”) of all of the issued and outstanding limited liability company membership interests in Flagship (collectively, the “Equity Interests”). The Company acquired Flagship on May 31, 2021, and became its wholly-owned subsidiary. The purchase price was $5.5 million.

In addition, the cash merger consideration paid by the Company to the Equity holders at Closing shall be adjusted, on a dollar-for-dollar basis, by the amount by which Flagship’s net working capital at Closing is more or is less than the target working capital amount specified in the Merger Agreement.

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

Note 14 – Segment Information

We operate in three reportable segments: Nexxis, Flagship Solutions Group, and CloudFirst. Our segments were determined based on our internal organizational structure, the manner in which our operations are managed, and the criteria used by our Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating income or losses.

Operations of:	Products and services provided:
Nexxis Inc	NEXXIS is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

Flagship Solutions, LLC

Flagship Solutions Group (FSG) is a managed service provider. FSG invoices clients primarily for services that assist the clients’ technical teams. FSG has few technical assets and utilizes the assets or software of other cloud providers, whereby managing 3rd party infrastructure. FSG periodically sells equipment and software.

CloudFirst Technologies Corporation	CloudFirst, provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.

The following tables present certain financial information related to our reportable segments and Corporate:

As of December 31, 2022

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Accounts receivable	$34,903	$1,924,184	$1,543,749	$—	$3,502,836
Prepaid expenses and other current assets	16,799	213,826	285,306	68,735	584,666
Net Property and Equipment	—	19,705	2,192,085	—	2,211,790
Intangible assets, net	—	1,696,376	279,268	—	1,975,644
Goodwill	—	1,222,971	3,015,700	—	4,238,671
Operating lease right-of-use assets	—	167,761	58,740	—	226,501
All other assets	—	—	—	11,346,127	11,346,127
Total Assets	$51,702	$5,244,823	$7,374,848	$11,414,862	$24,086,235

Accounts payable and accrued expenses	$40,091	$1,563,408	$1,069,278	$534,800	$3,207,577
Deferred revenue	—	165,725	115,335	—	281,060
Total Finance leases payable	—	—	641,110	—	641,110
Total Finance leases payable related party	—	—	776,864	—	776,864
Total Operating lease liabilities	—	169,469	62,960	—	232,429
Total Liabilities	$40,091	$1,898,602	$2,665,547	$534,800	$5,139,040

As of December 31, 2021

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Accounts receivable	$19,094	$1,437,840	$927,433	$—	$2,384,367
Prepaid expenses and other current assets	6,117	330,777	198,860	647	536,401
Net Property and Equipment	—	6,036	1,931,435	—	1,937,471
Intangible assets, net	—	1,975,298	279,268	—	2,254,566
Goodwill	—	3,544,971	3,015,700	—	6,560,671
Operating lease right-of-use assets	—	268,698	153,620	—	422,318
All other assets	—	—	—	12,239,029	12,239,029
Total Assets	$25,211	$7,563,620	$6,506,316	$12,239,676	$26,334,823

Accounts payable and accrued expenses	$49,291	$274,387	$812,192	$207,521	$1,343,391
Deferred revenue	—	—	366,859	—	366,859
Total Finance leases payable	—	—	373,723	—	373,723
Total Finance leases payable related party	—	—	1,204,447	—	1,204,447
Total Operating lease liabilities	—	269,407	162,351	—	431,758
Total Liabilities	$49,291	$543,794	$2,919,572	$207,521	$3,720,178

For the year ended December 31, 2022

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total
Sales	$931,341	$11,395,770	$11,543,726	$—	$23,870,837
Cost of sales	600,410	9,041,684	6,145,450	—	15,787,544
Gross Profit	330,931	2,354,086	5,398,276	—	8,083,293

Selling, general and administrative	403,370	3,599,572	2,391,613	2,216,842	8,611,397
Impairment of goodwill		2,322,000	—	—	2,322,000
Depreciation and amortization	—	282,684	943,227	—	1,225,911
Total operating expenses	403,370	6,204,256	3,334,840	2,216,842	12,159,308

Loss from Operations	(72,439)	(3,850,170)	2,063,436	(2,216,842)	(4,076,015)

Interest expense, net	—	(319)	(138,365)	8,597	(130,087)
Other expense	—	(75,418)	—	—	(75,418)
Impairment of deferred offering costs	—	—	—	(127,343)	(127,343)
Total Other Income (Expense)	—	(75,737)	(138,365)	(118,746)	(332,848)

Income (Loss) before provision for income taxes	$(72,439)	$(3,925,907)	$1,925,071	$(2,335,588)	$(4,408,863)

For the year ended December 31, 2021

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total
Sales	$817,175	$3,853,473	$10,205,579	$—	$14,876,227
Cost of sales	527,159	2,334,331	5,597,627	—	8,459,117
Gross Profit	290,016	1,519,142	4,607,952	—	6,417,110

Selling, general and administrative	329,628	1,965,727	2,763,880	840,602	5,899,837
Depreciation and amortization	—	168,011.00	1,116,334.00	—	1,284,345
Total operating expenses	329,628	2,133,738	3,880,214	840,602	7,184,182

Loss from Operations	(39,612)	(614,596)	727,738	(840,602)	(767,072)

Interest expense, net	—	(3,423)	(123,323)	—	(126,746)
All other expenses	—	310,723	443,385	—	754,108
Total Other Income (Expense)	—	307,300	320,062	—	627,362

Income (Loss) before provision for income taxes	$(39,612)	$(307,296)	$1,047,800	$(840,602)	$(139,710)

Note 15 - Subsequent Events

Subsequent to December 31, 2022, the Company issued 132,354 options to employees through the 2021 Stock Incentive Plan. These options vest over three years and have exercise prices ranging from $1.61 – $1.96.

Subsequent to December 31, 2022, the Company issued 132,354 restricted stock units to employees through the 2021 Stock Incentive Plan. These RSUs vest over three years and do not have an expiration date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of December 31, 2022, based on the material weaknesses identified below.

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

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended and will continue to expand a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In November of 2022, management and its advisors began evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Our plan also includes advisors looking over all material agreements monthly to determine accounting treatment for complex transactions. The material weaknesses will be considered remediated once management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the year ended December 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Charles M. Piluso	69	Chairman of the Board, Chief Executive Officer
Chris H. Panagiotakos	50	Chief Financial Officer
Harold J. Schwartz	58	Director, President
Thomas C. Kempster	56	Director, Executive Vice President
John Argen	68	Director
Joseph B. Hoffman	66	Director
Lawrence A. Maglione, Jr.	61	Director
Matthew Grover	55	Director
Todd A. Correll	55	Director

Charles M. Piluso, Chairman of the Board and, Chief Executive Officer

Mr. Piluso is Data Storage’s Chief Executive Officer and Chairman of the Board. He has served as Chief Executive Officer since 2008, Treasurer since 2020, and Chairman of the Board since 2008. Prior to founding Data Storage in 2001, Mr. Piluso founded North American Telecommunication Corporation a facilities-based Competitive Local Exchange Carrier licensed by the Public Service Commission in ten states, serving as the company’s Chairman and President from 1997 to 2000. Between 1990 and 1997, Mr. Piluso served as Chairman & Founder of International Telecommunications Corporation (“ITC”), a facilities-based international carrier licensed by the Federal Communications Commission. ITC participated in a consolidation strategy that went public in 1997 for $800 million. Mr. Piluso holds a bachelor’s degree, a Master of Arts in Political Science and Public Administration and a Master of Business Administration all from St. John’s University. He was an Instructor Professor at St. John’s University, College of Business from 1986 through 1988. From 2001 to 2013, served on the Board of Trustees of Molloy College. Mr. Piluso served on the Board of Governors at St. John’s University from 2001 to 2016 and Governor Emeritus; and is currently serving on the Board of Advisors for the Nassau County Police Department Foundation.

We believe that Mr. Piluso is qualified to serve as a member of our Board due to his technical expertise and management experience of technology and communications companies.

Chris H. Panagiotakos, Chief Financial Officer

Mr. Panagiotakos has served as our Chief Financial Officer since May 18, 2021. Mr. Panagiotakos served as the Vice President, Corporate Controller of Cinedigm Corp. (CIDM: Nasdaq Global Market) from April 2017 until March 2021, where he was responsible for the company’s accounting function, oversight of the company’s external audit, compliance and controls in addition to staff training and development. Prior to becoming Vice President, Corporate Controller of Cinedigm Corp, he served as their Corporate Assistant Controller from October 2013 to April 2017. From September 2004 to October 2013, Mr. Panagiotakos served in various capacities in the accounting department at Young Broadcasting Inc., including as Controller of one its divisions and Assistant Corporate Controller. Mr. Panagiotakos has over 24 years in public company accounting experience, and he brings a broad range of experience related to public company accounting matters. Mr. Panagiotakos holds a Bachelor of Business Administration in Accounting from Bernard M. Baruch College, a Masters of Business Administration from Texas A&M University-Commerce, and is a Certified Public Accountant.

Harold J. Schwartz, President and Director

Mr. Schwartz is CloudFirst’s President and serves as a Director. He has served as President and Director since December 2016 and served as Treasurer from 2016 to 2020. Since 1995, Mr. Schwartz has served as vice president of ABC Services, Inc., which he co-founded, where he was responsible for the strategic direction of the company, operations, business development and sales. Over the past two decades, Mr. Schwartz has honed his expertise in IBM business systems, business continuity and helping organizations increase IT performance while reducing costs. In addition, Mr. Schwartz is the founder of Systems Trading, Inc., a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz was with CAC Leasing for six years, where he started a lease asset sales division in 1991. This division was established shortly after Mr. Schwartz earned his bachelor’s degree in business from California State University in San Bernardino. Since 2010, Mr. Schwartz has served on the Board of Advisors for Data Storage Corporation.

We believe that Mr. Schwartz is qualified to serve as a member of our Board due to his proven ability to strengthen and improve the operations of the companies he has been a part of his experience in sales and business development and his knowledge of the industry.

Thomas C. Kempster, Executive Vice President and Director

Mr. Kempster is Flagship Solution Group’s President, Data Storage’s Executive Vice President and has served as Director since 2016. Prior to his current position, Mr. Kempster served as the President of Service Delivery until 2021 and was directly responsible for the foundation of the Company’s highly rated customer service which is exists today. Prior to Data Storage Corporation Mr. Kempster founded ABC Services in 1994 and served as founder and president until 2016. ABC Services was an IBM Gold partner and provided managed services, equipment, software and specialized in IBM Power systems. In 2012 ABC Services launched a joint venture with Data Storage Corporation to provide cloud infrastructure on IBM Power systems. The joint venture was Secure Infrastructure and Services, (SIAS). In 2016, ABC Services was acquired by Data Storage Corporation.

We believe that Mr. Kempster is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his industry experience.

John Argen, Director

Mr. Argen has been a Director since January 12, 2006. Mr. Argen has been a Business Consultant and Developer specializing in the information technology, telecommunications, and construction industries since 2003. He is a seasoned professional that brings 30 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms. From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabled DCC Systems to produce gross revenues exceeding $100 million dollars in 2000. Prior to DCC Systems Mr. Argen held senior management positions for 15 years at ITT/Metromedia and was VP of Engineering& Operations at DataNet, a Wilcox & Gibbs company for 2 years. Throughout his corporate tenure, he has worked in Operations, Marketing, Systems Engineering, Telecommunications and Information Technology. Mr. Argen graduated Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion to over 2000 hours of corporate sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

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

Lawrence A. Maglione, Jr., Director

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

Matthew Grover, Director

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

Board Members	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
John Argen	Chair	---	Member
Todd A. Correll	---	Member	---
Matthew Grover	Member	Member	---
Joseph B. Hoffman	Member	Chair	Member
Thomas C. Kempster	---	---	---
Lawrence A. Maglione, Jr.	---	---	Chair
Charles M. Piluso	---	---	---
Harold J. Schwartz	---	---	---

Composition of our Board of Directors

Our board of directors currently consists of nine members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

With the exception of Charles M. Piluso, Harold J. Schwartz and Thomas C. Kempster, our Board has determined that all of our present directors and our former directors are independent, in accordance with the Listing Rules of the Nasdaq (the “Nasdaq Listing Rules”). Our Board has determined that, under the Nasdaq Listing Rules, Charles M. Piluso, Harold J. Schwartz and Thomas C. Kempster are not independent directors because they are employees of the Company or its subsidiaries.

Our Board has determined that: John Argen (Chair), Joseph B. Hoffman, and Matthew Grover are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s audit committee (the “Audit Committee”); Joseph B. Hoffman (Chair), Todd A. Correll, and Matthew Grover are independent under the Nasdaq Listing Rules independence standards for the members of our Board compensation committee (the “Compensation Committee”); and Lawrence A. Maglione, Jr. (Chair), Joseph B. Hoffman and John Argen are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s Nominating & Corporate Governance committee (the “Nominating & Corporate Governance Committee”).

Term of Office

Our directors are elected for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the board.

Audit Committee

The Company has an Audit Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Audit Committee members are: John Argen (Chair), Matthew Grover and Joseph B. Hoffman. The Board has determined that Joseph B. Hoffman is an “Audit Committee Financial Expert” as defined by SEC rules and regulations. The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

The Company has a Compensation Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Compensation Committee members are Joseph B. Hoffman (Chair), Todd A. Correll and Matthew Grover. The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

Nominating & Corporate Governance Committee

The Company has a Nominating & Corporate Governance Committee consisting of non-executive directors, each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Nominating & Corporate Governance Committee members include Lawrence A. Maglione, Jr. (Chair), John Argen and Joseph B.Hoffman. The Nominating & Corporate Governance Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Nominating & Corporate Governance Committee.

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

Merger and Acquisition Committee

The Company has a merger and acquisition committee (the “M&A Committee”) consisting of non-executive directors. The Merger and Acquisition Committee members are Lawrence A. Maglione, Jr.(Chair), John Argen, Todd A. Correll.

Family Relationships

One full-time employee is the son and direct report to John Camello, President of Nexxis Inc.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Directors, Officers and Employees. A copy of our Code of Ethics is available on our website at www.dtst.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2022, and December 31, 2021, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

						Non-Equity
Name & Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Charles M. Piluso, Chief Executive Officer,	2022	$171,717	$150,000	—	$—	—	—	$321,717
Treasurer and Chairman of the Board	2021	$187,065	—	—	—	—	—	$187,065

Chris H. Panagiotakos,	2022	$205,961	$52,646	—	$—	—	—	$258,607
Chief Financial Officer	2021	$117,769	$29,167	—	—	—	—	$146,936

Harold J. Schwartz – President	2022	$171,717	$150,000	—	$—	—	—	$321,717
	2021	$190,747	—	—	—	—	—	$190,747

Tom C. Kempster – Executive Vice President, Strategic Development	2022	$174,808	$25,000	—	$—	—	—	$199,808
	2021	$209,301	—	—	—	—	—	$209,301

Mark A. Wyllie – Executive Vice President	2022	$150,210	$73,125	$320,000	$—	—	—	$543,335
	2021	$92,083	—	—	—	—	—	$92,083

Employment Agreements

Executive Employment Agreements

Mr. Piluso Employment Agreement

On March 28, 2023, the Company entered into an employment agreement (the “Piluso Employment Agreement”) with Mr. Charles M. Piluso, the Company’s Chief Executive Officer. The Piluso Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Piluso Employment Agreement may be terminated with or without cause. Mr. Piluso will receive an annual base salary of $225,000 in 2023, $235,000 in 2024 and $260,000 in 2025 and shall be eligible to earn a performance bonus ranging from $75,000 to $300,000. Mr. Piluso shall also be entitled to an equity award for a total value of $100,000 per annum, which shall be equally split between RSUs and stock options, as well as 75,000 performance share units.

Upon termination of Mr. Piluso without cause, or as a result of Mr. Piluso’s resignation for Good Reason (as such term is defined in the Piluso Employment Agreement) the Company shall pay or provide to Mr. Piluso severance pay equal to his base salary for the remainder of the employment term and all stock options or other similar equity compensation granted by the Company and then held by Mr. Piluso shall be accelerated and become fully vested and exercisable as of the date of Mr. Piluso’s termination.

As a full-time employee of the Company, Mr. Piluso will be eligible to participate in the Company’s benefit programs.

Mr. Panagiotakos Employment Agreement

On March 28, 2023, the Company entered into an employment agreement (the “Panagiotakos Employment Agreement”) with Mr. Chris H. Panagiotakos, the Company’s Chief Financial Officer. The Panagiotakos Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Panagiotakos Employment Agreement may be terminated with or without cause. Mr. Panagiotakos will receive an annual base salary of $215,000 in 2023, $225,000 in 2024 and $242,500 in 2025 and shall be eligible to earn a performance bonus of 25% of his base salary. Mr. Panagiotakos shall also be entitled to an equity award for a total value equal to 25% of his base salary per annum, which shall be equally split between RSUs and stock options, a financial achievement bonus of $45,000 and a long-term incentive bonus of stock options and RSUs equal to 25% of his base salary.

Upon termination of Mr. Panagiotakos without cause, or as a result of Mr. Panagiotakos’ resignation for Good Reason (as such term is defined in the Panagiotakos Employment Agreement) the Company shall pay or provide to Mr. Panagiotakos severance pay equal to his base salary for the remainder of the employment term and all stock options or other similar equity compensation granted by the Company and then held by Mr. Panagiotakos shall be accelerated and become fully vested and exercisable as of the date of Mr. Panagiotakos’ termination.

As a full-time employee of the Company, Mr. Panagiotakos will be eligible to participate in the Company’s benefit programs.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) that provided for 2,000,000 shares of common stock reserved for issuance under the terms of the 2010 Plan; which was amended on September 25, 2013, to increase the number of shares of common stock reserved for issuance under the Plan to 5,000,000 shares of common stock; which was further amended on June 20, 2017 to increase the number of shares of common stock reserved for issuance under the Plan to 8,000,000 shares of common stock; and further amended on July 1, 2019, to increase the number of shares of common stock reserved for issuance under the Plan to 10,000,000 shares of common stock. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name to the “Amended and Restated Data Storage Corporation Incentive Award Plan” (the “Plan”). The Plan was intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the Plan, the Company had the right to grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which were restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards were granted pursuant to the Plan for 10 years from the Effective Date. There are 8,305,985 options outstanding under the Plan as of December 31, 2020. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2022

Option Awards
	Option Approval	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised	Option Exercise Price	Option Expiration
Name	Date	Exercisable (1)	Options (2) Unexercisable	($)	Date
Charles M. Piluso
(3)(6)	6/18/2012	13,720	0	15.76	6/17/2022
(3)(6)	6/18/2012	8,929	0	15.76	6/17/2022
(4)	12/13/2013	834	0	6.00	12/12/2023
(4)	12/22/2015	1,667	0	14.00	12/21/2025
(4)	12/14/2017	1,667	0	2.00	12/14/2027
(4)(7)	12/11/2019	2,500	0	2.40	12/10/2029

Harold J. Schwartz
(5)(6)	12/11/2012	417	0	6.00	12/10/2022
(5)	12/13/2013	417	0	6.00	12/12/2023
(4)	12/22/2015	834	0	14.00	12/21/2025
(4)	12/14/2017	1,667	0	2.00	12/13/2027
(4)(7)	12/11/2019	2,500	0	2.40	12/10/2023

Thomas C. Kempster
(4)	12/14/2017	1,667	0	2.00	12/13/2027
(4)(7)	12/11/2019	2,500	0	2.40	12/10/2023

(1)	Vested options under the Plan.

(2)	Unvested options under the Plan.

(3)	On March 23, 2011 (the “Stock Grant Date”), Mr. Piluso was issued a stock grant of 14,286 shares of common stock at $0.35 per share (the “Stock Grant”). Mr. Piluso received the Stock Grant in lieu of his annual compensation for 2010. The Stock Grant was fully vested on the Stock Grant Date. The Stock Grant was issued to Mr. Piluso pursuant to the 2008 Plan. On June 18, 2012, the Stock Grant issuance was rescinded and replaced with a stock option to acquire 13,720 shares of common stock at an exercise price of $15.60 per share. In addition, on June 18, 2012, Mr. Piluso received a stock option to acquire 8,929 shares of common stock at an exercise price of $15.60 per share.

(4)	The stock options were issued in consideration for services provided as a member of the Board.

(5)	The stock options were issued in consideration for services provided as a member of the Board of Advisors.

(6)	These option awards vested 100% three months from the grant date.

(7)	These option awards vested/vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s directors during the fiscal year ended December 31, 2022. During the year ended December 31, 2022, no compensation was paid to any Company director.

Director Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan	Non- qualified deferred compensation earnings	All other compensation	Total
Charles M. Piluso	—	—	$0	—	—	—	$0
Harold J. Schwartz	—	—	$0	—	—	—	$0
Thomas C. Kempster	—	—	$0	—	—	—	$0
Lawrence A. Maglione, Jr.	$6,000	$23,000	$0	—	—	—	$0
John Argen	$6,000	$23,000	$0	—	—	—	$0
Joseph B. Hoffman	$6,000	$23,000	$0	—	—	—	$0
Matthew Grover	$6,000	$23,000	$0	—	—	—	$0
Todd A. Correll	$6,000	$23,000	$0	—	—	—	$0

(1)

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current non-employee directors and former non-employee directors who served as directors during the year ended December 31, 2022.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2022

John Argen	13,333
Todd A. Correll	10,625
Matthew Grover	10,625
Joseph B. Hoffman	16,667
Lawrence A. Maglione, Jr.	16,667

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is 48 South Service Road, Suite 203, Melville, New York 11747.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Ownership
Charles M. Piluso and affiliated entities (2)	890,964	13.04%
Chris H. Panagiotakos	—	*
Harold J. Schwartz (3)	821,296	12.03%
Thomas C. Kempster (4)	802,545	11.76%
Lawrence A. Maglione, Jr. (5)	18,330	*
John Argen (6)	10,000	*
Joseph B. Hoffman (7)	10,000	*
Matthew Grover (8)	3,958	*
Todd A. Correll (9)	4,583	*
All Executive Officers and Directors as a group (9 persons)	2,561,676	37.71%

*	Less than 1%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 882,627 shares of common stock, 6,670 shares of common stock underlying stock options, and 1,667 shares of common stock underlying stock warrants.

(3)	Includes 815,876 shares of common stock and 5,420 shares of common stock underlying stock options.

(4)	Includes 798,376 shares of common stock and 4,169 shares of common stock underlying stock options.

(5)	Includes 830 shares of common stock and 7,500 shares of common stock underlying stock options and 2,500 RSUs

(6)	Includes 3,334 shares of common stock and 4,166 shares of common stock underlying stock options and 2,500 RSUs

(7)	Includes 7,500 shares of common stock underlying stock options and 2,500 RSUs

(8)	Includes 1,458 shares of common stock underlying stock options and 2,500 RSUs

(9)	Includes 625 shares of common stock, 1,458 shares of common stock underlying stock options and 2,500 RSUs

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we had awards outstanding under our Amended and Restated Data Storage Corporation Incentive Award Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	301,391 (1)	$3.46	125,500
Equity compensation plans not approved by stockholders	N/A	N/A
Total	301,391	$3.46	125,500

(1)	During the year ended December 31, 2022, we had awards outstanding under the 2010 Plan. As of the end of fiscal year 2022, we had 185,309 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2010 Plan. The securities available under the Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc. As of end of fiscal year 2022, there were warrants outstanding to purchase 3,333 shares of common stock at a weighted average exercise price of $0.40, none of which were granted pursuant to the 2008 Plan or the 2010 Plan. The 2010 Plan expired on October 21, 2020. On March 8, 2021, our Board and stockholders owning in excess of majority of our outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the terms of the 2021 Plan we can grant stock options, restricted stock unit awards, and other awards at levels determined appropriate by our Board and/or compensation committee. The 2021 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees, directors and consultants, and to provide long-term incentives that align the interests of our employees, directors, and consultants with the interests of our stockholders. An aggregate of 375,000 shares of our common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2022, each of Messrs. Argen, Hoffman, Correll, Maglione, and Grover were independent directors, as that term is defined in the federal securities laws and the Nasdaq Marketplace Rules.

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

The Company received funds of $39,172 and $37,954 during the years ended December 31, 2022, and 2021, respectively from Nexxis Capital LLC, a company owned by Charles Piluso and Harold Schwartz. Nexxis Capital LLC was formed to purchase equipment and provide equipment leases to the Company’s customers.

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

Except as disclosed herein and under the section titled “Executive Compensation,” there were no related party transactions during the two years ended December 31, 2022, or the current year.

On December 11, 2019, we issued to (i) each of Messrs. Piluso, Schwartz and Kempster options to purchase 100,000 shares of common stock having an exercise price of $.60 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029; (ii) each of Messrs. Kempster,  Argen, Hoffman, and Maglione options to purchase 100,000 shares of common stock having an exercise price of $.54 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029; and (iii) each of Messrs. Correll and Grover options to purchase 25,000 shares of common stock having an exercise price of $.54 per share, vesting over three years on the one, two and three year anniversary of the grant date and terminating on December 10, 2029.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate audit-related fees including expenses billed to us for the years ended December 31, 2022, and 2021 by Rosenberg Rich Baker Berman & Company P.A.

	December 31,	December 31,
	2022	2021
Audit Fees and Expenses (1)	$146,750	$200,792
Tax Fees	—	—

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2022, and 2021:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2022, and 2021.

	3.	Consolidated Statements of Operations for the years ended December 31, 2022, and 2021.

	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2022, and 2021.

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, and 2021.

	6.	Notes to Consolidated Financial Statements.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed on June 29, 2009).

4.3	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed on October 25, 2010).

4.4	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on April 26, 2012).

4.5	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.6	Representative’s Warrant dated May 18, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.8	Warrant Agency Agreement, dated May 18, 2021, by and between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

4.10*	Description of Securities

10.1	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K filed on October 31, 2016).

10.2	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.3	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10Q (File No. 001-35384) filled November 19, 2018).

10.4	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.5	Buyout Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated March 15, 2018.

10.6	FMV Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated September 14, 2018.

10.7	Buyout Lease Agreement DSC003 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018.

10.8	Buyout Lease Agreement DSC004 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018.

10.9	Addendum 1 to Lease DSC003 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019.

10.10	Addendum 1 to Lease DSC004 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019.

10.11	Buyout Lease Agreement DSC006 between Data Storage Corporation and Systems Trading, Inc. dated November 12, 2019.

10.12	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.13	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.14	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021.

10.15	Employment Agreement with Mark Wyllie (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on June 3, 2021).

10.16	Offer Letter entered into between Data Storage Corporation and Chris H. Panagiotakos (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 28, 2021 (File Number 333-253056)).

10.17	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.18	Form of Placement Agency Agreement dated July 19, 2021 between Data Storage Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.19	Form of Employment Agreement between Data Storage Corporation and Charles M. Piluso dated March 28, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-[*]) filed March 29, 2023).

10.20	Form of Employment Agreement between Data Storage Corporation and Chris H. Panagiotakos dated March 28, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-[*]) filed March 29, 2023).

21.1	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-179396) filed on February 6, 2012).

23.1*	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

*	Filed herewith

# Indicates management contract or compensatory plan.

Item16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer	March 31, 2023
Charles M. Piluso	(Principal Executive Officer)

/s/ Chris H. Panagiotakos	Chief Financial Officer (Principal Financial Officer	March 31, 2023
Chris H. Panagiotakos	and Principal Accounting Officer)

/s/ Harold J. Schwartz	President, Director	March 31, 2023
Harold Schwartz

Thomas C. Kempster	Executive Vice President of Strategic Development, Director	March 31, 2023
Thomas Kempster

John Argen	Director	March 31, 2023
John Argen

Joseph B. Hoffman	Director	March 31, 2023
Joseph Hoffman

Lawrence A. Maglione, Jr.	Director	March 31, 2023
Lawrence Maglione

Matthew Grover	Director	March 31, 2023
Matthew Grover

Todd A. Correll	Director	March 31, 2023
Todd Correll