Form 10-Q
period 2023-03-31
Data Storage Corp
filed 2023-05-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 15, 2023, was 6,822,127.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,882,039	$2,286,722
Accounts receivable (less allowance for credit losses of $31,136 and $27,250 in 2023 and 2022, respectively)	3,671,170	3,502,836
Marketable securities	9,114,391	9,010,968
Prepaid expenses and other current assets	878,460	584,666
Total Current Assets	15,546,060	15,385,192

Property and Equipment:
Property and equipment	7,597,462	7,168,488
Less—Accumulated depreciation	(5,177,980)	(4,956,698)
Net Property and Equipment	2,419,482	2,211,790

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	175,842	226,501
Other assets	65,736	48,437
Intangible assets, net	1,905,914	1,975,644
Total Other Assets	6,386,163	6,489,253

Total Assets	$24,351,705	$24,086,235

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,699,246	$3,207,577
Deferred revenue	309,273	281,060
Finance leases payable	308,180	359,868
Finance leases payable related party	454,115	520,623
Operating lease liabilities short term	143,480	160,657
Total Current Liabilities	4,914,294	4,529,785

Operating lease liabilities	36,733	71,772
Finance leases payable	192,666	281,242
Finance leases payable related party	139,285	256,241
Total Long-Term Liabilities	368,684	609,255

Total Liabilities	5,282,978	5,139,040

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2023 and 2022, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,834,627 and 6,822,127 shares issued and outstanding in 2023 and 2022, respectively	6,835	6,822
Additional paid in capital	39,068,896	38,982,440
Accumulated deficit	(19,836,712)	(19,887,378)
Total Data Storage Corp Stockholders' Equity	19,239,019	19,101,884
Non-controlling interest in consolidated subsidiary	(170,292)	(154,689)
Total Stockholder’s Equity	19,068,727	18,947,195
Total Liabilities and Stockholders' Equity	$24,351,705	$24,086,235

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

Sales	$6,879,723	$8,657,199

Cost of sales	4,789,978	6,011,289

Gross Profit	2,089,745	2,645,910

Selling, general and administrative	2,130,759	2,459,866

Income (Loss) from Operations	(41,014)	186,044

Other Income (Expense)
Interest income (expense), net	76,077	(42,660)
Total Other Income (Expense)	76,077	(42,660)

Income before provision for income taxes	35,063	143,384

Benefit from income taxes	—	—

Net Income	35,063	143,384

Non-controlling interest in consolidated subsidiary	15,603	12,626

Net Income Attributable to Common Stockholders	$50,666	$156,010

Earnings per Share – Basic	$0.01	$0.02
Earnings per Share – Diluted	$0.01	$0.02
Weighted Average Number of Shares - Basic	6,822,127	6,695,966
Weighted Average Number of Shares - Diluted	6,954,320	6,955,900

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance January 1, 2022	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock Options Exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	—	—	66,505	—	—	66,505
Net Income (Loss)	—	—	—	—	—	156,010	(12,626)	143,384
Balance, March 31, 2022	—	$—	6,697,127	$6,697	$38,314,591	$(15,374,566)	$(115,254)	$22,831,468

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-based compensation	—	—	12,500	13	86,456	—	—	86,469
Net Income (Loss)	—	—	—	—	—	50,666	(15,603)	35,063
Balance, March 31, 2023	—	$—	6,834,627	$6,835	$39,068,896	$(19,836,712)	$(170,292)	$19,068,727

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$35,063	$143,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,710	351,338
Stock based compensation	86,469	66,505
Changes in Assets and Liabilities:
Accounts receivable	(168,334)	(1,140,097)
Other assets	(17,300)	25,180
Prepaid expenses and other current assets	(293,794)	(719,842)
Right of use asset	50,659	47,962
Accounts payable and accrued expenses	491,669	2,991,981
Deferred revenue	28,213	(74,409)
Operating lease liability	(52,216)	(48,179)
Net Cash Provided by Operating Activities	449,139	1,643,823
Cash Flows from Investing Activities:
Capital expenditures	(426,671)	(25,946)
Purchase of short-term investments	(103,423)	—
Net Cash Used in Investing Activities	(530,094)	(25,946)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(183,464)	(274,393)
Repayments of finance lease obligations	(140,264)	(65,515)
Cash received for the exercised of options	—	6,935
Net Cash Used in Financing Activities	(323,728)	(332,973)

Increase (decrease) in Cash and Cash Equivalents	(404,683)	1,284,904

Cash and Cash Equivalents, Beginning of Period	2,286,722	12,135,803

Cash and Cash Equivalents, End of Period	$1,882,039	$13,420,707
Supplemental Disclosures:
Cash paid for interest	$24,863	$41,040
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by finance lease	$—	$881,308

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) headquartered in Melville, NY, DSC provides solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, equipment, software and maintenance, and onboarding implementation. DSC maintains infrastructure and storage equipment in seven technical centers in New York, Massachusetts, Texas, Florida, North Carolina and Canada.

On May 31, 2021, the Company completed an acquisition of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, managed services and cloud solutions.

On January 27, 2022, we formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2022 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●       Level 1 – quoted prices in active markets for identical investments

●       Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●       Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at March 31, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s operating lease right-of-use assets. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill and intangible assets. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2023 and December 31, 2022 are $9,114,391 and $9,010,968 respectively.

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

Investments

The Company invests in equity securities and reports them in accordance with ASU 2016-01. Equity securities are reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as a gain or loss on the statement of operations. Dividends and interest are recognized when earned.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the three months ended March 31, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	103,423
As of March 31, 2023	$9,114,391

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

As of March 31, 2023, DSC had one customer with an accounts receivable balance representing 61% of total accounts receivable. As of December 31, 2022, the Company had two customers with an accounts receivable balance representing 23% and 14% of total accounts receivable.

For the three months ended March 31, 2023, the Company had one customer that accounted for 33% of revenue. For the three months ended March 31, 2022, the Company had two customers that accounted for 55% of revenue.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended March 31, 2023

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,137,317	$52,324	$2,189,641
Equipment and Software	3,522,559	—	3,522,559
Managed Services	858,660	35,107	893,767
Nexxis VoIP Services	231,772	—	231,772
Other	41,984	—	41,984
Total Revenue	$6,792,292	$87,431	$6,879,723

For the Three Months
Ended March 31, 2022

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,888,387	$37,463	$1,925,850
Equipment and Software	5,319,459	—	5,319,459
Managed Services	1,149,503	33,307	1,182,810
Nexxis VoIP Services	194,934	—	194,934
Other	34,146	—	34,146
Total Revenue	$8,586,429	$70,770	$8,657,199

For the Three Months
Ended March 31,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$3,564,543	$5,402,996
Products and services transferred over time	3,315,180	3,254,203
Total Revenue	$6,879,723	$8,657,199

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

License - granting SSL certificates and other licenses

Performance obligations as it relates to licensing means that the control of the product transfers, either at a point in time or over time, depending on the nature of the license. The revenue standard identifies two types of licenses of IP: (i) a right to access IP; and (ii) a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $189,878 and $89,731 for advertising costs for the three months ended March 31, 2023, and 2022, respectively.

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

Net Income Per Common Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022

Net Income Available to Common Shareholders	$50,666	$156,010

Weighted average number of common shares - basic	6,822,127	6,695,966
Dilutive securities
Options	130,526	256,601
Warrants	1,667	3,333
Weighted average number of common shares - diluted	6,954,320	6,955,900

Earnings per share, basic	$0.01	$0.02
Earnings per share, diluted	$0.01	$0.02

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share net income per share because their effect was anti-dilutive:

	Three Months ended March 31,
	2023	2022
Options	385,257	37,641
Warrants	2,415,860	1,384,610
	2,801,117	1,422,251

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Prepaid Marketing & Promotion	$25,273	$4,465
Prepaid Subscriptions and Licenses	664,596	439,088
Prepaid Maintenance	27,305	45,216
Prepaid Insurance	89,256	54,564
Other	72,030	41,333
Total prepaid and other current assets	$878,460	$584,666

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2023	2022
Storage equipment	$60,288	$60,288
Furniture and fixtures	20,860	20,860
Leasehold improvements	20,983	20,983
Computer hardware and software	100,426	93,062
Data center equipment	7,394,905	6,973,295
Gross Property and equipment	7,597,462	7,168,488
Less: Accumulated depreciation	(5,177,980)	(4,956,698)
Net property and equipment	$2,419,482	$2,211,790

Depreciation expense for the three months ended March 31, 2023, and 2022 was $218,979 and $281,608, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2022, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,167,075	1,447,024
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	18,650	14,352
Total intangible assets subject to amortization		3,889,248	2,427,872	1,461,376
Total Goodwill and Intangible Assets		$8,642,187	$2,427,872	$6,214,315

	Estimated life in years	Gross amount	March 31, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,233,861	1,380,238
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	21,594	11,408
Total intangible assets subject to amortization		3,889,248	2,497,602	1,391,646
Total Goodwill and Intangible Assets		$8,642,187	$2,497,602	$6,144,585

Scheduled amortization over the next five years are as follows:

Twelve months ending March 31,
2024	$276,976
2025	268,717
2026	267,143
2027	267,143
2028	200,357
Thereafter	111,310
Total	$1,391,646

Amortization expense for the three months ended March 31, 2023, and 2022 was $69,731 and $69,730 respectively.

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

On November 1, 2021, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $3,152. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends November 1, 2024.

On January 1, 2022, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $17,718. The lease carries an interest rate of 5% and is a three-year lease. The term of the lease ends February 1, 2025.

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

On January 1, 2020, the Company entered into a lease agreement with Systems Trading to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ends December 31, 2022.

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

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expires on January 1, 2025. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2023
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$171,775
Interest on lease liabilities, included in interest expense	24,863
Operating lease:
Amortization of assets, included in total operating expense	51,912
Interest on lease liabilities, included in total operating expense	2,456
Total net lease cost	$251,006
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$175,842

Current operating lease liabilities	$143,480
Noncurrent operating lease liabilities	36,733
Total operating lease liabilities	$180,213

March 31, 2023
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(3,694,587)
Property and equipment, net	$1,827,129

Current obligations of finance leases	$762,295
Finance leases, net of current obligations	331,951
Total finance lease liabilities	$1,094,246

Supplemental cash flow and other information related to leases were as follows:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$52,216
Financing cash flows related to finance leases	$323,728

Weighted average remaining lease term (in years):
Operating leases	1.10
Finance leases	1.30

Weighted average discount rate:
Operating leases	4%
Finance leases	7%

Long-term obligations under the operating and finance leases at March 31, 2023, mature as follows:

For the Twelve Months Ended March 31,	Operating Leases	Finance Leases
2023	$147,587	$632,920
2024	37,020	446,136
2025	—	71,765
Total lease payments	184,607	1,150,821
Less: Amounts representing interest	(4,394)	(56,575)
Total lease obligations	180,213	1,094,246
Less: long-term obligations	(36,733)	(331,951)
Total current	$143,480	$762,295

As of March 31, 2023, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2023, and 2022 was $60,572 and $34,219, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $1.3 million in payments over the next 5 years.

Note 8 – Stockholders’ (Deficit)

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock Options

A summary of the Company’s options activity and related information follows:

Schedule of option activity and related information
	Number of		Weighted	Weighted
	Shares	Range of	Average	Average
	Under	Option Price	Exercise	Contractual
	Options	Per Share	Price	Life
Options Outstanding at January 1, 2023	301,391	$1.48 – 15.76	$3.46	7.45
Options Granted	243,605	1.52 – 1.96	1.77	10.00
Exercised	—	—	—	—
Expired/Cancelled	(29,213)	2.16 – 5.80	3.76	—
Options Outstanding at March 31, 2023	515,783	$1.48 - 14.00	$2.65	8.36

Options Exercisable at March 31, 2023	166,352	$1.48 - 14.00	$3.69	5.76

Share-based compensation expense for options totaling $54,433 and $66,505 was recognized in our results for the three months ended March 31, 2023, and 2022, respectively.

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

As of March 31, 2023, there was $636,464 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.48 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2023, and 2022, are set forth in the table below.

	2023	2022
Weighted average fair value of options granted	$1.77	$3.30
Risk-free interest rate	3.48% – 4.01%	1.63% – 2.32%
Volatility	196% – 199%	212% – 214%
Expected life (years)	10 years	10 years
Dividend yield	$—%	$—%

Share-based awards, restricted stock award (“RSAs”)

On March 1, 2023, the Company granted certain employees 73,530 RSA’s. Compensation as a group, amounts to $130,883. The shares vest one third each year for three years after issuance.

On March 28, 2023, the Company granted certain employees 44,942 RSA’s. Compensation as a group, amounts to $72,357. The shares vest one third each year for three years after issuance.

On March 31, 2023, the Board resolved that the Company shall pay each member of the Board compensation as a group amount of $22,750. The shares vest one year after issuance.

A summary of the activity related to RSUs for the three months ended March 31, 2023, is presented below:

	Total	Grant Date
Restricted Stock Units (RSUs)	Shares	Fair Value
RSUs non-vested at January 1, 2023	50,000	$1.48 - 3.23
RSUs granted	130,972	$1.61 – 1.82
RSUs vested	(12,500)	$3.23
RSUs forfeited	—	$—
RSUs non-vested March 31, 2023	168,472	$1.48 – 2.45

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $52,285 for the three months ended March 31, 2023.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $2,756 and $2,328 during the three months ended March 31, 2023, and 2021 respectively.

Note 11 – Segment Information

We operate in three reportable segments: Nexxis, Flagship Solutions Group, and CloudFirst. Our segments were determined based on our internal organizational structure, the manner in which our operations are managed, and the criteria used by our Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating income or losses.

Operations of:	Products and services provided:
Nexxis Inc	NEXXIS is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

Flagship Solutions, LLC	Flagship Solutions Group (FSG) is a managed service provider. FSG invoices clients primarily for services that assist the clients’ technical teams. FSG has few technical assets and utilizes the assets or software of other cloud providers, whereby managing 3rd party infrastructure. FSG periodically sells equipment and software.

CloudFirst Technologies Corporation	CloudFirst, provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.

The following tables present certain financial information related to our reportable segments and Corporate:

As of March 31, 2023

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Accounts receivable	$60,019	$2,895,708	$715,443	$—	$3,671,170
Prepaid expenses and other current assets	19,503	178,094	505,506	175,357	878,460
Net Property and Equipment	737	18,533	2,397,542	2,670	2,419,482
Intangible assets, net	—	1,626,646	279,268	—	1,905,914
Goodwill	—	1,222,971	3,015,700	—	4,238,671
Operating lease right-of-use assets	—	141,933	33,909	—	175,842
All other assets	—	—	—	11,062,166	11,062,166
Total Assets	$80,259	$6,083,885	$6,947,368	$11,240,193	$24,351,705

Accounts payable and accrued expenses	$46,335	$2,332,956	$905,137	$414,818	$3,699,246
Deferred revenue	—	155,545	153,728	—	309,273
Total Finance leases payable	—	—	500,846	—	500,846
Total Finance leases payable related party	—	—	593,400	—	593,400
Total Operating lease liabilities	—	143,646	36,567	—	180,213
Total Liabilities	$46,335	$2,632,147	$2,189,678	$414,818	$5,282,978

As of December 31, 2022

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Accounts receivable	$34,903	$1,924,184	$1,543,749	$—	$3,502,836
Prepaid expenses and other current assets	16,799	213,826	285,306	68,735	584,666
Net Property and Equipment	—	19,705	2,192,085	—	2,211,790
Intangible assets, net	—	1,696,376	279,268	—	1,975,644
Goodwill	—	1,222,971	3,015,700	—	4,238,671
Operating lease right-of-use assets	—	167,761	58,740	—	226,501
All other assets	—	—	—	11,346,127	11,346,127
Total Assets	$51,702	$5,244,823	$7,374,848	$11,414,862	$24,086,235

Accounts payable and accrued expenses	$40,091	$1,563,408	$1,069,278	$534,800	$3,207,577
Deferred revenue	—	165,725	115,335	—	281,060
Total Finance leases payable	—	—	641,110	—	641,110
Total Finance leases payable related party	—	—	776,864	—	776,864
Total Operating lease liabilities	—	169,469	62,960	—	232,429
Total Liabilities	$40,091	$1,898,602	$2,665,547	$534,800	$5,139,040

For the three months ended March 31, 2023

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total
Sales	$264,796	$3,456,188	$3,158,739	$—	$6,879,723
Cost of sales	178,121	2,906,212	1,705,645	—	4,789,978
Gross Profit	86,675	549,976	1,453,094	—	2,089,745

Selling, general and administrative	124,750	540,327	606,452	570,520	1,842,049
Depreciation and amortization	71	70,903	217,622	114	288,710
Total operating expenses	124,821	611,230	824,074	570,634	2,130,759

Loss from Operations	(38,146)	(61,254)	629,020	(570,634)	(41,014)

Interest expense, net	—	—	(27,346)	103,423	76,077
Total Other Income (Expense)	—	—	(27,346)	103,423	76,077

Income (Loss) before provision for income taxes	$(38,146)	$(61,254)	$601,674	$(467,211)	$35,063

For the three months ended March 31, 2022

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total
Sales	$211,924	$6,043,222	$2,402,053	$—	$8,657,199
Cost of sales	139,876	4,518,346	1,353,067	$—	6,011,289
Gross Profit	72,048	1,524,876	1,048,986	—	2,645,910

Selling, general and administrative	97,199	1,087,540	475,116	$448,673	2,108,528
Depreciation and amortization	—	70,135	281,203	$—	351,338
Total operating expenses	97,199	1,157,675	756,319	448,673	2,459,866

Loss from Operations	(25,151)	367,201	292,667	(448,673)	186,044

Interest expense, net	—	(48)	(41,723)	$(889)	(42,660)
Total Other Income (Expense)	—	(48)	(41,723)	(889)	(42,660)

Income (Loss) before provision for income taxes	$(25,151)	$367,153	$250,944	$(449,562)	$143,384

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 31, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

The Industry and Opportunity

Data Storage Corporation provides managed technologies across multiple platforms. The Company’s technical assets are in geographically diverse, Tier 3 compliant data centers throughout the USA and Canada.

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

Cloud Managed Service Providers assist businesses in achieving their desired cyber security levels, technical cloud infrastructure and financial objectives while optimizing the value of these technologies ensuring business continuity, governance, and operational efficiencies.

One subset and a highly focused segment of the Company is the Power server, manufactured by IBM. This niche cloud infrastructure subset has a multi-billion-dollar addressable market. The marketplace is global. This addressable marketplace today is not a focus for AWS, Google, or Microsoft. It is estimated that mid and enterprise businesses in USA and Canada are operating over one million virtual IBM Power servers, with few qualified cloud service providers to assist in migration of their infrastructure to the cloud. According to the most recent information received from IBM, the typical industries utilizing IBM Power servers are finance, retail, healthcare, government, and distribution organizations with only 15% utilizing some type of cloud service.

The Company, through its CloudFirst subsidiary, is a leader in providing cloud infrastructure to this niche marketplace along with disaster recovery and has provided these unique offerings for over 15 years.

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

The company operates through three subsidiaries:

CloudFirst’s addressable market in the niche addressable marketplace is approximately $36 billion in annual recurring revenue, if only one virtual infrastructure partition was provided, where most mid and enterprise level organizations run multiple partitions on one server. This unit has technical assets deployed in six Tier 3 data centers, with technical support and a distribution channel.

Our Flagship subsidiary provides business continuity and infrastructure solutions combining on-premises equipment and software with its value-added managed services to mid and enterprise level business customers. Flagship maintains strong partner relationships with some of the largest IT Manufactures, such as the IBM Corporation in supplying the technology behind the highly technical designs built for business customers. Flagship’s vision is to expand its multi-cloud infrastructure solutions with more managed services, highlighted by its expanding Cyber Security offerings to capture more of the marketplace outside of the CloudFirst sales and marketing programs.

Our Nexxis subsidiary is a voice and data solution provider that utilizes major nationwide carriers and providers. The subsidiary provides a suite of communications services including Hosted VoIP, Internet Access, Data Transport, and SD-WAN. The complete voice and data solution combines elements of services into a fully managed solution that delivers high reliability and is engineered to further enhance the clients’ business continuity. Nexxis’ goal is to provide a higher level of technology with simplified management and deliver cost savings wherever possible.

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

Company Overview

Data Storage Corporation is headquartered in Melville, New York. The Nasdaq ticker symbol is DTST. The company operates through three subsidiaries; DSC, a Delaware corporation now referred to as CloudFirst Technologies Corporation; Flagship Solutions, LLC; and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

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

The Company believes businesses are increasingly under pressure to improve the reliability and efficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost and compete effectively. Further, in today’s environment, capital preservation is an encouragement to move from a capital-intensive, on-premises technology to a pay as you grow, CapEx to OpEx model. These trends create an opportunity for Cloud Technology Service providers.

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

The Company’s business offices are located in New York, Florida and Texas. The New York and Florida offices include a technology center and labs adapted to meet the technical requirements of the Company’s clients. The Company maintains its own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, Florida, North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2023, as compared to March 31, 2022

Total Revenue. For the three months ended March 31, 2023, total revenue was $6,879,723, a decrease of $1,777,476 or 21% compared to $8,657,199 for the three months ended March 31, 2022. The decrease is primarily attributed to a decrease in one time equipment sales during the current period.

Revenue	For the Three Months
	Ended March 31,
	2023	2022	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,189,641	$1,925,850	$263,791	14%
Equipment and Software	3,522,559	5,319,459	(1,796,900)	(34)%
Managed Services	893,767	1,182,810	(289,043)	(24)%
Nexxis VoIP Services	231,772	194,934	36,838	19%
Other	41,984	34,146	7,838	23%
Total Revenue	$6,879,723	$8,657,199	$(1,777,476)	(21)%

Cost of Sales. For the three months ended March 31, 2023, cost of sales was $4,789,978, a decrease of $1,221,311 or 20% compared to $6,011,289 for the three months ended March 31, 2022. The decrease of 20% was mostly related to a decrease in equipment related cost of sales.

Selling, general and administrative expenses. For the three months ended March 31, 2023, selling, general and administrative expenses were $2,130,759, a decrease of $329,107, or 13%, as compared to $2,459,866 for the three months ended March 31, 2022. The net decrease is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended March 31,
	2023	2022	$ Change	% Change
Decrease in Salaries	$1,156,494	$1,484,944	$(328,450)	(22)%
Increase in Professional Fees	220,827	187,087	33,740	18%
Decrease in Software as a Service Expense	39,975	70,058	(30,083)	(43)%
Increase in Advertising Expenses	189,878	90,873	99,005	109%
Decrease in Commissions Expense	271,967	345,264	(73,297)	(21)%
Increase in Amortization and Depreciation Expense	73,772	73,411	361	—%
Increase in Travel And Entertainment	51,247	38,531	12,716	33%
Increase in Rent and Occupancy	61,808	53,067	8,741	16%
Increase in Insurance	26,490	25,427	1,063	4%
Decrease in all other Expenses	38,301	91,202	(52,901)	(58)%
Total Expenses	$2,130,759	$2,459,866	$(329,107)	(13)%

Salaries. Salaries decreased as a result of a reduction in personnel.

Professional fees. Professional fees increased primarily due to an increase in legal fees relating to updated employment agreements.

Software as a Service Expense (SaaS). SaaS decreased due to the completion of certain consulting engagements related to one of our CRM platforms.

Advertising Expenses. Advertising Expenses increased due to a new marketing plan implemented during 2023.

Commissions Expense. Commissions expenses decreased due to a reduction in one time equipment sales.

All Other Expenses. Other expenses decreased primarily due to reduction of bad debt expense, tax expense and reductions across all other expenses such as computer, training and dues and subscriptions.

Other Income (Expense). Other income for the three months ended March 31, 2023, increased $118,737 to $76,077 from $(42,660) for the three months ended March 31, 2022. The increase in other income is primarily attributable to the increase in interest income from the marketable securities.

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended March 31, 2023 was $50,666, as compared to a net income of $156,010 for the three months ended March 31, 2022.

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

The Company has long-term contracts to supply its subscription-based solutions that are invoiced to clients monthly. The Company believes the total contract value of its subscription contracts with clients based on the actual contracts that it has to date, exceeds $10 million. Further, the Company continues to see an uptick in client interest distribution channel expansion and in sales proposals. In 2023, the Company intends to continue to work to increase its presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the three months ended March 31, 2023, Data Storage’s cash decreased by $404,683 to $1,882,039 from $2,286,722 on December 31, 2022. Net cash of $449,139 was provided by Data Storage’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $530,094 was used in investing activities from the purchase of equipment and short-term investments. Net cash of $323,728 was used by financing activities resulting primarily from payments on capital lease obligations.

The Company’s working capital was $10,631,766 on March 31, 2023, decreasing by $223,641 from $10,855,407 at December 31, 2022. The decrease is primarily attributable to a decrease in cash and an increase in accounts payable, accrued expenses and deferred revenue. This was offset by an increase in accounts receivable, prepaid expenses, and other current assets.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

For the three months ended March 31, 2023

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Net income	$(38,146)	$(61,254)	$601,674	$(467,211)	$35,063

Non-GAAP adjustments:
Depreciation and amortization	71	70,903	219,924	114	291,012
Interest and letter of credit fees	—	—	27,346	(103,424)	(76,078)
Stock based compensation	2,181	22,927	16,069	45,291	86,468

Adjusted EBITDA	$(35,894)	$32,576	$865,013	$(525,230)	$336,465

For the three months ended March 31, 2022

	Nexxis Inc.	Flagship Solutions LLC	CloudFirst Technologies	Corporate	Total

Net income	$(25,151)	$367,153	$250,944	$(449,562)	$143,384

Non-GAAP adjustments:
Depreciation and amortization	—	70,135	281,203	—	$351,338
Interest and letter of credit fees	—	48	42,328	889	$43,265
Stock based compensation	1,752	28,194	25,685	10,875	$66,505

Adjusted EBITDA	$(23,399)	$465,529	$600,161	$(437,799)	$604,492

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management has determined that, there were no material weaknesses in our internal control over financial reporting and, management has concluded that, as of March 31, 2023, the Company maintained effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2023, that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2023.

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
Date: May 15, 2023
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023
	By:	/s/ Chris Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)