Form 10-Q
period 2023-06-30
Data Storage Corp
filed 2023-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 11, 2023, was 6,834,627.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,437,039	$2,286,722
Accounts receivable (less allowance for credit losses of $39,622 and $27,250 in 2023 and 2022, respectively)	2,221,602	3,502,836
Marketable securities	9,230,254	9,010,968
Prepaid expenses and other current assets	736,386	584,666
Total Current Assets	13,625,281	15,385,192

Property and Equipment:
Property and equipment	7,458,932	7,168,488
Less—Accumulated depreciation	(4,531,811)	(4,956,698)
Net Property and Equipment	2,927,121	2,211,790

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	124,475	226,501
Other assets	48,436	48,437
Intangible assets, net	1,836,378	1,975,644
Total Other Assets	6,247,960	6,489,253

Total Assets	$22,800,362	$24,086,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,088,477	$3,207,577
Deferred revenue	314,066	281,060
Finance leases payable	279,461	359,868
Finance leases payable related party	368,433	520,623
Operating lease liabilities short term	117,627	160,657
Total Current Liabilities	3,168,064	4,529,785

Operating lease liabilities	9,226	71,772
Finance leases payable	125,167	281,242
Finance leases payable related party	100,426	256,241
Total Long-Term Liabilities	234,819	609,255

Total Liabilities	3,402,883	5,139,040

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2023 and 2022, respectively	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,847,127 and 6,822,127 shares issued and outstanding in 2023 and 2022, respectively	6,847	6,822
Additional paid in capital	39,191,598	38,982,440
Accumulated deficit	(19,609,889)	(19,887,378)
Total Data Storage Corp Stockholders’ Equity	19,588,556	19,101,884
Non-controlling interest in consolidated subsidiary	(191,077)	(154,689)
Total Stockholder’s Equity	19,397,479	18,947,195
Total Liabilities and Stockholders’ Equity	$22,800,362	$24,086,235

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$5,904,391	$4,827,749	$12,784,114	$13,484,948

Cost of sales	3,325,637	3,269,187	8,115,615	9,280,476

Gross Profit	2,578,754	1,558,562	4,668,499	4,204,472

Selling, general and administrative	2,472,010	2,594,204	4,602,769	5,054,070

Income (Loss) from Operations	106,744	(1,035,642)	65,730	(849,598)

Other Income (Expense)
Interest income (expense), net	99,294	(113,664)	175,371	(156,324)
Total Other Income (Expense)	99,294	(113,664)	175,371	(156,324)

Income (Loss) before provision for income taxes	206,038	(1,149,306)	241,101	(1,005,922)

Benefit from income taxes	—	—	—	—

Net Income (Loss)	206,038	(1,149,306)	241,101	(1,005,922)

Loss in Non-controlling interest of consolidated subsidiary	20,785	10,207	36,388	22,833

Net Income (Loss) attributable to Data Storage Corp	$226,823	$(1,139,099)	$277,489	$(983,089)

Earnings per Share – Basic	$0.03	$(0.17)	$0.04	$(0.15)
Earnings per Share – Diluted	$0.03	$(0.17)	$0.04	$(0.15)
Weighted Average Number of Shares - Basic	6,834,627	6,758,238	6,828,446	6,727,108
Weighted Average Number of Shares - Diluted	7,022,275	6,758,238	7,016,094	6,727,108

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2022	—	$—	6,697,127	$6,697	$38,314,591	$(15,374,566)	$(115,254)	$22,831,468
Stock-based compensation	—	—	125,000	125	485,262	—	—	485,387
Net Income (Loss)	—	—	—	—	—	(1,139,099)	(10,207)	(1,149,306)
Balance June 30, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549

Balance April 1, 2023	—	$—	6,834,627	$6,835	$39,068,896	$(19,836,712)	$(170,292)	19,068,727
Stock-based compensation	—	—	12,500	12	122,702	—	—	122,714
Net Income (Loss)	—	—	—	—	—	226,823	(20,785)	206,038
Balance June 30, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2022	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock options exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	551,767	—	—	551,892
Net Income (Loss)	—	—	—	—	—	(983,089)	(22,833)	(1,005,922)
Balance June 30, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-based compensation	—	—	25,000	25	209,158	—	—	209,183
Net Income (Loss)	—	—	—	—	—	277,489	(36,388)	241,101
Balance June 30, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$241,101	$(1,005,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	589,660	640,589
Stock based compensation	209,183	551,892
Changes in Assets and Liabilities:
Accounts receivable	1,281,234	(100,490)
Other assets	—	(211)
Prepaid expenses and other current assets	(151,720)	(438,444)
Right of use asset	102,026	96,573
Accounts payable and accrued expenses	(1,119,100)	261,052
Deferred revenue	33,006	(117,377)
Operating lease liability	(105,576)	(95,744)
Net Cash Provided by (Used in) Operating Activities	1,079,814	(208,082)
Cash Flows from Investing Activities:
Capital expenditures	(1,165,724)	(51,220)
Purchase of marketable securities	(219,286)	—
Net Cash Used in Investing Activities	(1,385,010)	(51,220)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(308,005)	(487,403)
Repayments of finance lease obligations	(236,482)	(181,597)
Cash received for the exercised of options	—	6,935
Net Cash Used in Financing Activities	(544,487)	(662,065)

Decrease in Cash and Cash Equivalents	(849,683)	(921,367)

Cash and Cash Equivalents, Beginning of Period	2,286,722	12,135,803

Cash and Cash Equivalents, End of Period	$1,437,039	$11,214,436
Supplemental Disclosures:
Cash paid for interest	$41,062	$76,874
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by finance lease	$—	$1,094,051

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) headquartered in Melville, NY, provides cloud based solutions and IT services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription managed cloud services and solutions, IT managed services, equipment, software and maintenance, and onboarding implementation. DSC maintains cloud based infrastructure and storage equipment in seven technical centers in New York, Massachusetts, Texas, Florida, North Carolina and Canada.

On May 31, 2021, the Company completed an acquisition of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and its wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, IT managed services and equipment.

On January 27, 2022, We formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2022 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The fair value measurement disclosures are grouped into three levels based on valuation factors:

● Level 1 – quoted prices in active markets for identical investments

● Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

● Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at June 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

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

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2023 and December 31, 2022 are $9,230,254 and $9,010,968 respectively.

Recently adopted accounting standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

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

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the Six Months Ended June 30, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	103,423
As of March 31, 2023	9,114,391
Purchase of equity investments	115,863
As of June 30, 2023	$9,230,254

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

As of June 30, 2023, DSC had one customer with an accounts receivable balance representing 52% of total accounts receivable. As of December 31, 2022, the Company had two customers with an accounts receivable balance representing 23% and 14% of total accounts receivable.

For the three months ended June 30, 2023, the Company had two customers that accounted for 19% and 10% of revenue. For the three months ended June 30, 2022, the Company had two customers that accounted for 12% and 11% of revenue. For the six months ended June 30, 2023, the Company had one customer that accounted for 18% of revenue. For the six months ended June 30, 2022, the Company had two customers that accounted for 24% and 17% of revenue.

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

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients with the ability to migrate their on-premises computing and digital storage to DSC’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. Data Storage Corporation owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

Clients can subscribe to an array of disaster recovery solutions. Product offerings provided directly from DSC are High Availability, Data Vaulting and retention solutions, including standby servers which allows clients to centralize and streamline their mission-critical digital information and technical environment while ensuring business continuity if they experience a cyber-attack or natural disaster Client’s data is vaulted, at two data centers with the maintenance of retention schedules for corporate governances and regulations all to meet their back to work objective in a disaster.

2)	Managed Services

These services are performed at the inception and continue through the term of the agreement. The Company provides professional assistance to its clients during the implementation processes. On-boarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing supplementing the client’s staff.

The Company also derives both one-time and subscription-based revenue, from providing support, management and renewal of software, hardware, third party maintenance contracts and third-party cloud services to clients. The managed services include help desk, remote access, operating system and software patch management, annual recovery tests and manufacturer support for equipment and on-going monitoring of client system performance.

3)	Equipment and Software

The Company provides equipment and software and actively participates in collaboration with IBM and other equipment manufacturers and software companies to provide innovative business solutions to clients.

4)	Nexxis Voice over Internet and Direct Internet Access

The Company provides VoIP, Internet access and data transport services to ensure businesses are fully connected to the internet from any location, remote and on premise. The Company provides Hosted VoIP solutions with equipment options for IP phones and internet speeds of up to 10Gb delivered over fiber optics.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended June 30, 2023

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,227,838	$51,584	$2,279,422
Equipment and Software	2,379,822	—	2,379,822
Managed Services	930,579	34,927	965,506
Nexxis VoIP Services	240,712	—	240,712
Other	38,929	—	38,929
Total Revenue	$5,817,880	$86,511	$5,904,391

For the Three Months
Ended June 30, 2022

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$1,974,980	$38,826	$2,013,806
Equipment and Software	1,913,208	—	1,913,208
Managed Services	641,666	40,731	682,397
Nexxis VoIP Services	188,926	—	188,926
Other	29,412	—	29,412
Total Revenue	$4,748,192	$79,557	$4,827,749

For the Three Months
Ended June 30,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$2,418,750	$1,093,916
Products and services transferred over time	3,485,641	3,733,833
Total Revenue	$5,904,391	$4,827,749

For the Six Months
Ended June 30, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$4,365,155	$103,908	$4,469,063
Equipment and Software	5,902,381	—	5,902,381
Managed Services	1,789,239	70,034	1,859,273
Nexxis VoIP Services	472,484	—	472,484
Other	80,913	—	80,913
Total Revenue	$12,610,172	$173,942	$12,784,114

For the Six Months
Ended June 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,863,367	$76,289	$3,939,656
Equipment and Software	7,633,059	—	7,633,059
Managed Services	1,390,777	74,038	1,464,815
Nexxis VoIP Services	383,860	—	383,860
Other	63,558	—	63,558
Total Revenue	$13,334,621	$150,327	$13,484,948

For the Six Months
Ended June 30,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$5,983,294	$6,383,582
Products and services transferred over time	6,800,820	7,101,366
Total Revenue	$12,784,114	$13,484,948

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

Disaster Recovery and Business Continuity Solutions

Subscription services allow clients to access data or receive services for a predetermined period of time. As the client obtains access at a point in time and continues to have access for the remainder of the subscription period, the client is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the related performance obligation is considered satisfied ratably over the contract term. As the performance obligation is satisfied evenly across the term of the contract, revenue is recognized on a straight-line basis over the contract term.

Initial Set-Up Fees

The Company accounts for set-up fees as a separate performance obligation. Set-up services are performed one-time and accordingly the revenue is recognized at the point in time, and is non-refundable, and the Company is entitled to the payment.

Equipment Sales

The obligation for the equipment sales is such that the control of the product transfer is at a point in time (i.e., when the goods have been shipped or delivered to the client’s location, depending on shipping terms). Noting that the satisfaction of the performance obligation, in this sense, does not occur over time, the performance obligation is considered satisfied at a point in time when the obligation to the client has been fulfilled (i.e., when the goods have left the shipping facility or delivered to the client, depending on shipping terms).

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

Payment Terms

The typical terms of subscription contracts range from 12 to 36 months, with auto-renew options extending the contract for an additional term. The Company invoices clients one month in advance for its services, in addition to any contractual data overages or for additional services. Equipment, software and managed services are typically invoiced on net 30 day terms and are non subscription based.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $226,142 and $316,062 for advertising costs for the three months ended June 30, 2023, and 2022, respectively. The Company incurred $416,020 and $405,793 for advertising costs for the six months ended June 30, 2023 and 2022, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2023, and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss) Available to Common Shareholders	$226,823	$(1,139,099)	$277,489	$(983,089)

Weighted average number of common shares - basic	6,834,627	6,758,238	6,828,446	6,727,108
Dilutive securities
Options	185,981	—	185,981	—
Warrants	1,667	—	1,667	—
Weighted average number of common shares - diluted	7,022,275	6,758,238	7,016,094	6,727,108
Earnings (Loss) per share, basic	$0.03	$(0.17)	$0.04	$(0.15)
Earnings (Loss) per share, diluted	$0.03	$(0.17)	$0.04	$(0.15)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options	393,540	306,243	393,540	306,243
Warrants	2,415,860	2,419,193	2,415,860	2,419,193
	2,809,400	2,725,436	2,809,400	2,725,436

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
Prepaid Marketing & Promotion	$18,391	$4,465
Prepaid Subscriptions and Licenses	581,489	439,088
Prepaid Maintenance	39,835	45,216
Prepaid Insurance	59,076	54,564
Other	37,595	41,333
Total prepaid and other current assets	$736,386	$584,666

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2023	2022
Storage equipment	$60,288	$60,288
Furniture and fixtures	20,860	20,860
Leasehold improvements	20,983	20,983
Computer hardware and software	112,916	93,062
Data center equipment	7,243,885	6,973,295
Gross Property and equipment	7,458,932	7,168,488
Less: Accumulated depreciation	(4,531,811)	(4,956,698)
Net property and equipment	$2,927,121	$2,211,790

Depreciation expense for the three months ended June 30, 2023, and 2022 was $231,415 and $219,520, respectively. Depreciation expense for the six months ended June 30, 2023, and 2022 was $450,394 and $501,128, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2022, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,167,075	1,447,024
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	18,650	14,352
Total intangible assets subject to amortization		3,889,248	2,427,872	1,461,376
Total Goodwill and Intangible Assets		$8,642,187	$2,427,872	$6,214,315

	Estimated life in years	Gross amount	June 30, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,300,647	1,313,452
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and digital assets	3	33,002	24,344	8,658
Total intangible assets subject to amortization		3,889,248	2,567,138	1,322,110
Total Goodwill and Intangible Assets		$8,642,187	$2,567,138	$6,075,049

Scheduled amortization over the next five years are as follows:

Twelve months ending June 30,
2024	$275,800
2025	267,143
2026	267,143
2027	267,143
2028	133,571
Thereafter	111,310
Total	$1,322,110

Amortization expense for the three months ended June 30, 2023, and 2022 was $69,535 and $139,461 respectively. Amortization expense for the six months ended June 30, 2023, and 2022 was $139,266 and $139,461 respectively.

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

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is approximately $4,965.

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, North Carolina and Florida. These leases are month to month. The monthly rent is approximately $39,000. The Company also leases technical space in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403. The lease term expires on July 31, 2023.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expired on June 30, 2022. Subsequent to June 30, 2022, the Company is on a $3,073 month-to-month lease with WeWork in Austin, TX.

Subsequent to June 30, 2022, and for the six months ended June 30, 2023, the Company leased the space for $3,073 a month under a month-to-month lease.

Finance Lease Obligations

On June 1, 2020, the Company entered into a lease agreement with a finance company to lease technical equipment. The lease obligation is payable in monthly installments of $5,008. The lease carries an interest rate of 7% and is a three-year lease. The term of the lease ended June 1, 2023.

On June 29, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation is payable in monthly installments of $5,050. The lease carried an interest rate of 7% and is a three-year lease. The term of the lease ended June 29, 2023.

On July 31, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation is payable in monthly installments of $4,524. The lease carried an interest rate of 7% and is a three-year lease. The term of the lease ends July 31, 2023.

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

On January 1, 2020, the Company entered into a lease agreement with Systems Trading to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carried an interest rate of 6% and is a three-year lease. The term of the lease ended December 31, 2022.

On March 4, 2021, the Company entered into a lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on June 30, 2024. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows and included both related party and non-related finance leases combined:

Three Months Ended June 30, 2022
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$264,933
Interest on lease liabilities, included in interest expense	16,199
Operating lease:
Amortization of assets, included in total operating expense	57,711
Interest on lease liabilities, included in total operating expense	250
Total net lease cost	$339,093

Six Months Ended June 30, 2023
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$436,708
Interest on lease liabilities, included in interest expense	41,062
Operating lease:
Amortization of assets, included in total operating expense	109,623
Interest on lease liabilities, included in total operating expense	2,706
Total net lease cost	$590,099
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$124,475

Current operating lease liabilities	$117,627
Noncurrent operating lease liabilities	9,226
Total operating lease liabilities	$126,853

As of June 30, 2023
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(3,959,520)
Property and equipment, net	$1,562,196

Current obligations of finance leases	$647,894
Finance leases, net of current obligations	225,593
Total finance lease liabilities	$873,487

Supplemental cash flow and other information related to leases were as follows and included both related party and non-related finance leases combined:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$105,576
Financing cash flows related to finance leases	$544,487

Weighted average remaining lease term (in years):
Operating leases	1.01
Finance leases	2.80

Weighted average discount rate:
Operating leases	4%
Finance leases	7%

Long-term obligations under the operating and finance leases at June 30, 2023, mature as follows and included both related party and non-related finance leases combined:

For the Twelve Months Ended June 30,	Operating Leases	Finance Leases
2023	$120,238	$649,356
2024	9,255	263,826
Total lease payments	129,493	913,182
Less: Amounts representing interest	(2,640)	(39,695)
Total lease obligations	126,853	873,487
Less: long-term obligations	(9,226)	(225,593)
Total current	$117,627	$647,894

As of June 30, 2023, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended June 30, 2023, and 2022 was $74,695 and $71,026, respectively. Rent expense under all operating leases for the six months ended June 30, 2023, and 2022 was $135,267 and $105,245, respectively.

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

Common Stock Options

On June 2, 2023 the Company registered an additional 700,000 shares of common stock under the 2021 Stock Incentive Plan.

A summary of the Company’s options activity and related information follows:

	Number of		Weighted	Weighted
	Shares	Range of	Average	Average
	Under	Option Price	Exercise	Contractual
	Options	Per Share	Price	Life
Options Outstanding at January 1, 2023	301,391	$15.76-1.48	$3.46	7.45
Options Granted	307,343	1.96-1.52	1.83	10.00
Exercised	—	—	—	—
Expired/Cancelled	(29,213)	5.80-2.16	3.76	—
Options Outstanding at June 30, 2023	579,521	$14.00-1.48	$2.58	8.30

Options Exercisable at June 30, 2023	236,584	$14.00-1.48	$3.24	6.76

Share-based compensation expense for options totaling $75,270 and $75,320 was recognized in our results for the three months ended June 30, 2023, and 2022, respectively. Share-based compensation expense for options totaling $129,704 and $141,825 was recognized in our results for the six months ended June 30, 2023, and 2022, respectively.

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

As of June 30, 2023, there was $682,611 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.6 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended June 30, 2023, and 2022, are set forth in the table below.

	2023	2022
Weighted average fair value of options granted	$1.69	$4.45
Risk-free interest rate	3.41%-4.01%	1.63% – 2.32%
Volatility	195%-199%	204% – 214%
Expected life (years)	10 years	10 years
Dividend yield	$—%	$—%

Share-based awards, restricted stock award (“RSAs”)

On March 1, 2023, the Company granted certain employees an aggregate of 73,530 RSA’s. Compensation as a group amount to $130,883. The shares vest one third each year for three years after issuance.

On March 28, 2023, the Company granted certain employees an aggregate of 44,942 RSA’s. Compensation as a group amount to $72,357. The shares vest one third each year for three years after issuance.

On March 31 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s Compensation as a group amount of $22,750. The shares vest one year after issuance.

On April 10, 2023, the Company granted certain employees an aggregate of 50,000 RSA’s. Compensation as a group amount to $90,000. The shares vest one third each year for three years after issuance.

On June 30, 2023, the Board resolved that the Company shall pay issue to Board members and aggregate of 12,500 RSAs each member of the Board compensation as a group amount of $29,125. The shares vest one year after issuance.

A summary of the activity related to RSU’s for the three months ended June 30, 2023, is presented below:

	Total	Grant Date
Restricted Stock Units (RSU’s)	Shares	Fair Value
RSU’s non-vested at January 1, 2023	50,000	$1.48-3.23
RSU’s granted	193,472	$1.61-2.33
RSU’s vested	(25,000)	$2.45-3.23
RSU’s forfeited	—	$—
RSU’s non-vested June 30, 2023	218,472	$1.48-2.33

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $47,624 and $10,066 for the three months ended June 30, 2023 and 2022 respectively. Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $80,051 and $10,066 for the three months ended June 30, 2023 and 2022 respectively.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $15,681 and $14,036 during the three months ended June 30, 2023, and 2022 respectively.

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

Operations of:	Products and services provided:
CloudFirst Technologies Corporation	CloudFirst, provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.

Flagship Solutions, LLC	Flagship Solutions Group (FSG) is a managed service provider. FSG invoices clients primarily for services that assist the clients’ technical teams. FSG has few technical assets and utilizes the assets or software of other cloud providers, whereby managing 3rd party infrastructure. FSG has maintains technical assets on one data center. FSG periodically sells equipment and software.

Nexxis Inc.	NEXXIS is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to our reportable segments and Corporate:

As of June 30, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$559,958	$1,602,958	$52,686	$6,000	$2,221,602
Prepaid expenses and other current assets	466,801	126,839	24,254	118,492	736,386
Net Property and Equipment	2,897,408	23,879	3,331	2,503	2,927,121
Intangible assets, net	279,268	1,557,110	—	—	1,836,378
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	8,612	115,863	—	—	124,475
All other assets	—	—	—	10,715,729	10,715,729
Total Assets	$7,227,747	$4,649,620	$80,271	$10,842,724	$22,800,362

Accounts payable and accrued expenses	$1,202,846	$598,799	$53,527	$233,305	$2,088,477
Deferred revenue	151,437	162,629	—	—	314,066
Total Finance leases payable	404,628	—	—	—	404,628
Total Finance leases payable related party	468,859	—	—	—	468,859
Total Operating lease liabilities	9,274	117,579	—	—	126,853
Total Liabilities	$2,237,044	$879,007	$53,527	$233,305	$3,402,883

As of December 31, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,543,749	$1,924,184	$34,903	$—	$3,502,836
Prepaid expenses and other current assets	285,306	213,826	16,799	68,735	584,666
Net Property and Equipment	2,192,085	19,705	—	—	2,211,790
Intangible assets, net	279,268	1,696,376	—	—	1,975,644
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	58,740	167,761	—	—	226,501
All other assets	—	—	—	11,346,127	11,346,127
Total Assets	$7,374,848	$5,244,823	$51,702	$11,414,862	$24,086,235

Accounts payable and accrued expenses	$1,069,278	$1,563,408	$40,091	$534,800	$3,207,577
Deferred revenue	115,335	165,725	—	—	281,060
Total Finance leases payable	641,110	—	—	—	641,110
Total Finance leases payable related party	776,864	—	—	—	776,864
Total Operating lease liabilities	62,960	169,469	—	—	232,429
Total Liabilities	$2,665,547	$1,898,602	$40,091	$534,800	$5,139,040

For the Three Months Ended June 30, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$3,151,825	$2,487,485	$265,081	$—	$5,904,391
Cost of sales	1,627,281	1,541,703	156,653	—	3,325,637
Gross Profit	1,524,544	945,782	108,428	—	2,578,754

Selling, general and administrative	744,534	644,178	169,328	613,020	2,171,060
Depreciation and amortization	229,523	71,052	208	167	300,950
Total operating expenses	974,057	715,230	169,536	613,187	2,472,010

Income (Loss) from Operations	550,487	230,552	(61,108)	(613,187)	106,744

Interest expense, net	(16,570)	—	—	115,864	99,294
Other expense	—	—	—	—	—
Total Other Income (Expense)	(16,570)	—	—	115,864	99,294

Income (Loss) before provision for income taxes	533,917	230,552	(61,108)	(497,323)	206,038

For the Three Months Ended June 30, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$2,822,367	$1,783,521	$221,861	$—	$4,827,749
Cost of sales	1,411,652	1,717,243	140,292	—	3,269,187
Gross Profit	1,410,715	66,278	81,569	—	1,558,562

Selling, general and administrative	679,868	1,027,693	88,749	507,278	2,303,588
Depreciation and amortization	219,925	70,691	—	—	290,616
Total operating expenses	899,793	1,098,384	88,749	507,278	2,594,204

Income (Loss) from Operations	510,922	(1,032,106)	(7,180)	(507,278)	(1,035,642)

Interest expense, net	(37,206)	(75,510)	—	(948)	(113,664)
Loss on disposal of equipment	—	—	—	—	—
Gain on forgiveness of debt	—	—	—	—	—
All other expenses	—	—	—	—	—
Total Other Income (Expense)	(37,206)	(75,510)	—	(948)	(113,664)

Income (Loss) before provision for income taxes	$473,716	$(1,107,616)	$(7,180)	$(508,226)	$(1,149,306)

For the Six Months Ended June 30, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$6,310,564	$5,943,673	$529,877	$—	$12,784,114
Cost of sales	3,332,926	4,447,915	334,774	—	8,115,615
Gross Profit	2,977,638	1,495,758	195,103	—	4,668,499

Selling, general and administrative	1,350,986	1,184,505	294,078	1,183,540	4,013,109
Depreciation and amortization	447,145	141,955	279.00	281	589,660
Total operating expenses	1,798,131	1,326,460	294,357	1,183,821	4,602,769

Income (Loss) from Operations	1,179,507	169,298	(99,254)	(1,183,821)	65,730

Interest expense, net	(43,916)	—	—	219,287	175,371
Total Other Income (Expense)	(43,916)	—	—	219,287	175,371

Income (Loss) before provision for income taxes	$1,135,591	$169,298	$(99,254)	$(964,534)	$241,101

For the Six Months Ended June 30, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$5,224,420	$7,826,743	$433,785	$—	$13,484,948
Cost of sales	2,764,719	6,235,589	280,168	—	9,280,476
Gross Profit	2,459,701	1,591,154	153,617	—	4,204,472

Selling, general and administrative	1,156,349	2,115,233	185,948	955,951	4,413,481
Depreciation and amortization	499,763	140,826	—	—	640,589
Total operating expenses	1,656,112	2,256,059	185,948	955,951	5,054,070

Income (Loss) from Operations	803,589	(664,905)	(32,331)	(955,951)	(849,598)

Interest expense, net	(78,929)	(75,558)	—	(1,837)	(156,324)
Loss on disposal of equipment	—	—	—	—	—
Gain on forgiveness of debt	—	—	—	—	—
All other expenses	—	—	—	—	—
Total Other Income (Expense)	(78,929)	(75,558)	—	(1,837)	(156,324)

Income (Loss) before provision for income taxes	$724,660	$(740,463)	$(32,331)	$(957,788)	$(1,005,922)

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

The Industry and Opportunity

Data Storage Corporation provides managed technologies across multiple platforms. Our technical assets are in geographically diverse, Tier 3 compliant data centers throughout the USA and Canada.

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

One subset and a highly focused segment of ours is the Power server, manufactured by IBM. This niche cloud infrastructure subset has a multi-billion-dollar addressable market. The marketplace is global. This addressable marketplace today is not a focus for AWS, Google, or Microsoft. It is estimated that mid and enterprise businesses in USA and Canada are operating over one million virtual IBM Power servers, with few qualified cloud service providers to assist in migration of their infrastructure to the cloud. According to the most recent information received from IBM, the typical industries utilizing IBM Power servers are finance, retail, healthcare, government, and distribution organizations with only 15% utilizing some type of cloud service.

We, through our CloudFirst subsidiary, are a leader in providing cloud infrastructure to this niche marketplace along with disaster recovery and has provided these unique offerings for over 15 years.

We believe businesses are increasingly under pressure to improve the efficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost, protect capital, ensure disaster recovery, protect the custom applications developed for these systems, and compete effectively. These trends create an opportunity for cloud technology service providers.

The Company’s market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

The Company operates through three subsidiaries:

CloudFirst’s addressable market in the niche addressable marketplace is approximately $3.6 billion in annual recurring revenue, if only one virtual infrastructure partition was provided, where most mid and enterprise level organizations run multiple partitions on one server. This unit has technical assets deployed in six Tier 3 data centers, with technical support and a distribution channel.

Our Flagship subsidiary provides business continuity and infrastructure solutions combining on-premises equipment and software with its value-added managed services to mid and enterprise level business customers. Flagship maintains strong partner relationships with some of the largest IT manufacturers, such as the IBM Corporation in supplying the technology behind the highly technical designs built for business customers. Flagship’s vision is to expand its multi-cloud infrastructure solutions with more managed services, highlighted by its expanding Cyber Security offerings to capture more of the marketplace outside of the CloudFirst sales and marketing programs.

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

Company Overview

Data Storage Corporation is headquartered in Melville, New York. Our common stock and warrants are traded on the Nasdaq under the ticker symbols “DTST” and “DTSTW”. We operate through three subsidiaries; DSC, a Delaware corporation now referred to as CloudFirst Technologies Corporation; Flagship Solutions, LLC; and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

We typically provide long-term subscription-based disaster recovery, and cloud infrastructure, cyber security, third party cloud management, managed services, dedicated internet access and UCaaS / VoIP services.

During 2022, based on the May 2021 capital raise and the up list to Nasdaq, we accelerated our organic growth strategies by adding distribution, marketing, and technical personnel. Management continues to be focused on building our sales and marketing strategy and expanding our technology assets throughout its data center network.

We believe businesses are increasingly under pressure to improve the reliability and efficiency of their information and storage systems accelerating the migration from self-managed technical equipment and solutions to fully managed multi-cloud technologies to reduce cost and compete effectively. Further, in today’s environment, capital preservation is an encouragement to move from a capital-intensive, on-premises technology to a pay as you grow, CapEx to OpEx model. These trends create an opportunity for Cloud Technology Service providers.

Our market opportunity is derived from the demand for fully managed cloud and cybersecurity services across all major operating systems.

We have designed and built our solutions and services to support demand for cloud-based IBM Power System that support client critical workloads and custom in-house developed applications, manage hybrid cloud deployments and continue to provide solutions that keep data and workloads protected from disasters and security attacks.

Our business offices are located in New York, Florida and Texas. The New York and Florida offices include a technology center and labs adapted to meet the technical requirements of our clients. We maintain our own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, Florida, North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

Our disaster recovery and business continuity solutions allow clients to quickly recover from system outages, human and natural disasters, and cyber security attacks, such as Ransomware. Our managed cloud services begin with migration to the cloud and provide ongoing system support and management that enables its clients to run their software applications and technical workloads in a multi-cloud environment. Our cyber security offerings include comprehensive consultation and a suite of data security, disaster recovery, and remote monitoring services and technologies that are incorporated into our cloud solutions or are delivered as a standalone managed security offering covering the client site endpoint devices, users, servers, and equipment.

Our solution architects and business development teams work with organizations identifying and solving critical business problems. We carefully plan and manage the migration and configuration process, continuing the relationship and advising our clients long after the services have been implemented. Reflecting on client satisfaction, our renewal rate on client subscription solutions is approximately 94% after their initial contract term expired.

Growth Strategies

We will continue to drive revenues by expanding distribution channels while expanding digital and direct marketing programs. We will accelerate building upon our social and digital lead generation programs. Further, we will continue to seek synergetic acquisitions that expand distribution or companies that provide a leading technology trend.

We increase revenue and drive growth by developing and managing collaborative solutions as well as joint marketing initiatives. We have a diverse community of distribution partners, ranging from IBM Business Partners, Software Vendors, IT resellers, Managed Service Providers, application support providers, consultants, and other cloud infrastructure providers.

We believe there is a significant need for our solutions on a global basis and, accordingly, the opportunity for us to grow our business through international expansion as these markets increase their use of multi-cloud solutions.

Our Core Services: We provide an array of multi-cloud information technology solutions in highly secure, enterprise-level cloud services for companies using IBM Power Systems, Microsoft Windows, and Linux. Specifically, our support services cover:

Cyber Security Solutions:

●	ezSecurity™ offers a suite of comprehensive cyber security solutions that can be utilized on systems at the client’s location or on systems hosted by us. These solutions include fully managed endpoint (PCs and other user devices) security with active threat mitigation, system security assessments, risk analysis, and applications to ensure continuous security. ezSecurity™ contains a specialized offering for protecting and auditing IBM systems including a package designed to protect IBM systems against Ransomware attacks.

Data Protection and Recovery Solutions:

●	ezVault™ solution is at the core of our data protection services and allows our clients to have their data protected and stored offsite with unlimited data retention in a secure location that uses encrypted, enterprise-grade storage which allows for remote recovery from system outages, human and natural disasters, and cyber security attacks like Ransomware and viruses allowing restoration of data from a known good point in time prior to an attack.

●	ezRecovery™ provides standby systems, networking, and storage in our cloud infrastructure that allows for faster recovery from client backups stored using ezVault™ at the same cloud based hosted location.

●	ezAvailability™ solution offers reliable real-time data replication for mission-critical applications with Recovery Time Objective under fifteen minutes and near-zero Recovery Point Objective, with optional, fully managed replication services. Our ezAvailability™ service consists of a full-time enterprise system, storage, and network resources, allowing quick and easily switched production workloads to our cloud when needed. Our ezAvailability™ services are backed by a Service-Level Agreement (“SLA”) to help assure performance, availability, and access.

●	ezMirror™ solution provides replication services that mirror the clients’ data at the storage level and allows for similar near-zero Recovery Point Objective as ezAvailability with less application management and Recovery Time Objective under 1 hour.

Cloud Hosted Production Systems: ezHost™ solution provides managed cloud services that removes the burden of system management from its clients and ensures that their software applications and IT workloads are running smoothly. ezHost™ provides full-time, scalable compute, storage, and network infrastructure resources to run clients’ workloads on our enterprise-class infrastructure. ezHost™ replaces the cost of support, maintenance, system administration, space, electrical power, and cooling of the typical hardware on-premises systems with a predictable monthly expense. Our ezHost services are backed by an SLA governing performance, availability, and access.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2023, as compared to June 30, 2022

Total Revenue. For the three months ended June 30, 2023, total revenue was $5,904,391, an increase of $1,076,642 or 22% compared to $4,827,749 for the three months ended June 30, 2022. The increase is attributed to an increase in all of our revenue streams during the current period.

Revenue	For the Three Months
	Ended June 30,
	2023	2022	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,279,422	$2,013,806	$265,616	13%
Equipment and Software	2,379,822	1,913,208	466,614	24%
Managed Services	965,506	682,397	283,109	41%
Nexxis VoIP Services	240,712	188,926	51,786	27%
Other	38,929	29,412	9,517	32%
Total Revenue	$5,904,391	$4,827,749	$1,076,642	22%

Cost of Sales. For the three months ended June 30, 2023, cost of sales was $3,325,637, an increase of $56,450 or 2% compared to $3,269,187 for the three months ended June 30, 2022. The increase of 2% was mostly related to an increase in equipment related cost of sales.

Selling, general and administrative expenses. For the three months ended June 30, 2023, selling, general and administrative expenses were $2,472,010, a decrease of $122,194, or 5%, as compared to $2,594,204 for the three months ended June 30, 2022. The net decrease is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended June 30,
	2023	2022	$ Change	% Change
Decrease in Salaries	$1,240,822	$1,405,717	$(164,895)	(12)%
Increase in Professional Fees	287,079	200,542	86,537	43%
Decrease in Software as a Service Expense	46,459	76,841	(30,382)	(40)%
Decrease in Advertising Expenses	226,142	314,920	(88,778)	(28)%
Increase in Commissions Expense	379,795	293,829	85,966	29%
Increase in Amortization and Depreciation Expense	74,167	73,536	631	1%
Decrease in Travel And Entertainment	38,539	77,395	(38,856)	(50)%
Decrease in Rent and Occupancy	49,029	55,047	(6,018)	(11)%
Increase in Insurance	30,934	14,431	16,503	114%
Increase in all other Expenses	99,044	81,946	17,098	21%
Total Expenses	$2,472,010	$2,594,204	$(122,194)	(5)%

Salaries. Salaries decreased as a result of a reduction in personnel.

Professional fees. Professional fees increased primarily due to business development consulting fees and an increase in legal fees relating to updated employment agreements.

Software as a Service Expense (SaaS). SaaS decreased due to the completion of certain consulting engagements related to one of our CRM platforms.

Advertising Expenses. Advertising Expenses decreased due to non-renewal of a marketing program.

Commissions Expense. Commissions expense increased due to an increase in sales.

Travel And Entertainment. Travel And Entertainment expenses decreased due to less travel by executives and reduced number of corporate events.

Other Income (Expense). Other income for the three months ended June 30, 2023, increased $212,958 to $99,294 from $(113,644) for the three months ended June 30, 2022. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Net Income (loss) before provision for income taxes. Net income before provision for income taxes for the three months ended June 30, 2023 was $206,038, as compared to a net loss of $(1,149,306) for the three months ended June 30, 2022.

Six months ended June 30, 2023, as compared to June 30, 2022

Total Revenue. For the six months ended June 30, 2023, total revenue was $12,784,114, a decrease of $700,834 or 5% compared to $13,484,948 for the six months ended June 30, 2022. The decrease is primarily attributed to a decrease in one-time equipment sales during the current period offset by increases in all other revenue sources.

Revenue	For the Six Months
	Ended June 30,
	2023	2022	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$4,469,063	$3,939,656	$529,407	13%
Equipment and Software	5,902,381	7,633,059	(1,730,678)	(23)%
Managed Services	1,859,273	1,464,815	394,458	27%
Nexxis VoIP Services	472,484	383,860	88,624	23%
Other	80,913	63,558	17,355	27%
Total Revenue	$12,784,114	$13,484,948	$(700,834)	(5%)

Cost of Sales. For the six months ended June 30, 2023, cost of sales was $8,115,615, a decrease of $1,164,861 or 13% compared to $9,280,476 for the six months ended June 30, 2022. The decrease of 13% was mostly related to a decrease in equipment sales.

Selling, general and administrative expenses. For the six months ended June 30, 2023, selling, general and administrative expenses were $4,602,769, a decrease of $451,301, or 9%, as compared to $5,054,070 for the six months ended June 30, 2022. The net decrease is reflected in the chart below.

Selling, general and administrative expenses	For the Six Months
	Ended June 30,
	2023	2022	$ Change	% Change
Decrease in Salaries	$2,397,316	$2,890,661	$(493,345)	(17)%
Increase in Professional Fees	507,906	387,629	120,277	31%
Decrease in Software as a Service Expense	86,434	146,899	(60,465)	(41)%
Increase in Advertising Expenses	416,020	405,793	10,227	3%
Increase in Commissions Expense	651,762	639,093	12,669	2%
Increase in Amortization and Depreciation Expense	147,939	146,947	992	1%
Decrease in Travel And Entertainment	89,786	115,926	(26,140)	(23)%
Increase in Rent and Occupancy	110,837	108,114	2,723	3%
Increase in Insurance	57,424	39,858	17,566	44%
Decrease in all other Expenses	137,345	173,150	(35,805)	(21)%
Total Expenses	$4,602,769	$5,054,070	$(451,301)	(9)%

Salaries. Salaries decreased as a result of a reduction in personnel and reduced costs relating to stock based compensation.

Professional fees. Professional fees increased primarily due to business development consulting fees and an increase in legal fees relating to updated employment agreements.

Software as a Service Expense (SaaS). SaaS decreased due to the completion of certain consulting engagements related to one of our CRM platforms.

Advertising Expenses. Advertising Expenses decreased due to non-renewal of a marketing program.

Commissions Expense. Commissions expense increased due to an increase in sales.

Travel And Entertainment. Travel And Entertainment expense decreased due to less travel by executives and reduced number of corporate events.

All Other Expenses. Other expenses decreased primarily due to reduction of bad debt expense, tax expense and reductions across all other expenses such as computer, training and dues and subscriptions.

Other Income (Expense). Other income for the six months ended June 30, 2023, increased $331,695 to $175,371 from $(156,324) for the six months ended June 30, 2022. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Net Income before provision for income taxes. Net income before provision for income taxes for the six months ended June 30, 2023 was $241,101, as compared to a net loss of $(1,005,922) for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business.

To the extent we are successful in growing our business, identifying potential acquisition targets, and negotiating the terms of such acquisition, and the purchase price may include a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs.

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which will require a renegotiation of related party capital equipment leases, a reduction in advertising and marketing programs, and/or a reduction in salaries for officers that are major shareholders.

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2023, we   intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the six months ended June 30, 2023, our cash decreased by $849,683 to $1,437,039 from $2,286,722 on December 31, 2022. Net cash of $1,079,814 was provided by our operating activities resulting primarily from the changes in assets and liabilities. Net cash of $1,385,010 was used in investing activities from the purchase of equipment and short-term investments. Net cash of $544,487 was used by financing activities resulting primarily from repayments on capital lease obligations.

The Company’s working capital was $10,457,217 on June 30, 2023, decreasing by $398,190 from $10,855,407 at December 31, 2022. The decrease is primarily attributable to a decrease in cash and accounts receivable. This was offset by a decrease in accounts payable and finance and operating leases.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended June 30, 2023 and 2022, respectively:

For the Three Months Ended June 30, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income	$533,917	$230,552	$(61,108)	$(497,323)	$206,038

Non-GAAP adjustments:
Depreciation and amortization	227,221	71,052	279	167	298,719
Interest and letter of credit fees	16,570	—	—	(115,863)	(99,293)
Stock based compensation	18,990	29,691	4,400	71,814	124,895

Adjusted EBITDA	$796,698	$331,295	$(56,429)	$(541,205)	$530,359

For the Three Months Ended June 30, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income	$473,716	$(1,107,616)	$(7,180)	$(508,226)	$(1,149,306)

Non-GAAP adjustments:
Flagship Acquisition Costs	—	—	—	165	165
Depreciation and amortization	218,560	70,691	—	—	289,251
Interest and letter of credit fees	39,043	75,510	—	948	115,501
Stock based compensation	28,117	431,007	1,804	24,459	485,387

Adjusted EBITDA	$759,436	$(530,408)	$(5,376)	$(482,654)	$(259,002)

The following table shows our reconciliation of net income to adjusted EBITDA for the six months ended June 30, 2023 and 2022, respectively:

For the Six Months Ended June 30, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income	$1,135,591	$169,298	$(99,254)	$(964,534)	$241,101

Non-GAAP adjustments:
Depreciation and amortization	447,145	141,955	279	281	589,660
Interest and letter of credit fees	43,916	—	—	(219,287)	(175,371)
Stock based compensation	35,059	52,618	4,400	117,105	209,182

Adjusted EBITDA	$1,661,711	$363,871	$(94,575)	$(1,066,435)	$864,572

For the Six Months Ended June 30, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income	$724,660	$(740,463)	$(32,331)	$(957,788)	$(1,005,922)

Non-GAAP adjustments:
Flagship Acquisition Costs	—	—	—	770	770
Depreciation and amortization	499,763	140,826	—	—	640,589
Interest and letter of credit fees	80,766	75,558	—	1,837	158,161
Stock based compensation	53,801	459,201	3,556	35,334	551,892

Adjusted EBITDA	$1,358,990	$(64,878)	$(28,775)	$(919,847)	$345,490

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15I and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2023.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART –I - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended June 30, 2023, that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2023.

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
Date: August 14, 2023
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)