Form 10-Q
period 2023-09-30
Data Storage Corp
filed 2023-11-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2023, was 6,859,627.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$993,388	$2,286,722
Accounts Receivable (less allowance for credit losses of $49,460 and $27,250 in 2023 and 2022, respectively)	2,344,343	3,502,836
Marketable securities	10,531,921	9,010,968
Prepaid expenses and other current assets	872,033	584,666
Total Current Assets	14,741,685	15,385,192

Property and Equipment:
Property and Equipment	7,540,204	7,168,488
Less—Accumulated Depreciation	(4,801,184)	(4,956,698)
Net Property and Equipment	2,739,020	2,211,790

Other Assets:
Goodwill	4,238,671	4,238,671
Operating Lease Right-of-Use Assets	89,547	226,501
Other Assets	48,437	48,437
Intangible Assets, net	1,767,231	1,975,644
Total Other Assets	6,143,886	6,489,253

Total Assets	$23,624,591	$24,086,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,858,724	$3,207,577
Deferred Revenue	259,542	281,060
Finance Leases Payable Short Term	266,937	359,868
Finance Leases Payable Related Party Short Term	323,808	520,623
Operating Lease Liabilities Short Term	90,979	160,657
Total Current Liabilities	3,799,990	4,529,785

Operating Lease Liabilities	—	71,772
Finance Leases Payable	79,652	281,242
Finance Leases Payable Related Party	60,769	256,241
Total Long-Term Liabilities	140,421	609,255

Total Liabilities	3,940,411	5,139,040

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred Stock, Series A par value $0.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2023 and 2022, respectively	—	—
Common Stock, par value $0.001; 250,000,000 shares authorized; 6,859,627 and 6,822,127 shares issued and outstanding in 2023 and 2022, respectively	6,860	6,822
Additional Paid in Capital	39,320,548	38,982,440
Accumulated Deficit	(19,430,878)	(19,887,378)
Total Data Storage Corporation Stockholders’ Equity	19,896,530	19,101,884
Non-Controlling Interest in Consolidated Subsidiary	(212,350)	(154,689)
Total Stockholder’s Equity	19,684,180	18,947,195
Total Liabilities and Stockholders’ Equity	$23,624,591	$24,086,235

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$5,986,625	$4,419,285	$18,770,739	$17,904,233

Cost of Sales	3,656,271	2,566,984	11,771,886	11,847,460

Gross Profit	2,330,354	1,852,301	6,998,853	6,056,773

Selling, General and Administrative	2,316,213	2,075,525	6,918,982	7,129,595

Income (Loss) from Operations	14,141	(223,224)	79,871	(1,072,822)

Other Income (Expense)
Interest Income (Expense), net	143,597	(29,739)	318,968	(186,063)
Total Other Income (Expense)	143,597	(29,739)	318,968	(186,063)

Income (Loss) Before Provision for Income Taxes	157,738	(252,963)	398,839	(1,258,885)

Benefit from Income Taxes	—	—	—	—

Net Income (Loss)	157,738	(252,963)	398,839	(1,258,885)

Loss in Non-Controlling Interest of Consolidated Subsidiary	21,273	7,344	57,661	30,177

Net Income (Loss) attributable to Data Storage Corporation	$179,011	$(245,619)	$456,500	$(1,228,708)

Earnings Per Share – Basic	$0.03	$(0.04)	$0.06	$(0.18)
Earnings Per Share – Diluted	$0.02	$(0.04)	$0.06	$(0.18)
Weighted Average Number of Shares - Basic	6,847,264	6,822,127	6,834,811	6,759,247
Weighted Average Number of Shares - Diluted	7,246,250	6,822,127	7,212,048	6,759,247

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance July 1, 2022	—	$—	6,822,127	$6,822	$38,799,853	$(16,513,665)	$(125,461)	$22,167,549
Stock-Based Compensation	—	—	—	—	92,038	—	—	92,038
Net Income (Loss)	—	—	—	—	—	(245,619)	(7,344)	(252,963)
Balance September 30, 2022	—	$—	6,822,127	$6,822	$38,891,891	$(16,759,284)	$(132,805)	$22,006,624

Balance July 1, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479
Stock-Based Compensation	—	—	12,500	13	128,950	—	—	128,963
Net Income (Loss)	—	—	—	—	—	179,011	(21,273)	157,738
Balance September 30, 2023	—	$—	6,859,627	$6,860	$39,320,548	$(19,430,878)	$(212,350)	$19,684,180

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2022	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock Options Exercise	—	—	3,334	3	6,931	—	—	6,934
Stock-Based Compensation	—	—	125,000	125	643,805	—	—	643,930
Net Income (Loss)	—	—	—	—	—	(1,228,708)	(30,177)	(1,258,885)
Balance September 30, 2022	—	$—	6,822,127	$6,822	$38,891,891	$(16,759,284)	$(132,805)	$22,006,624

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-Based Compensation	—	—	37,500	38	338,108	—	—	338,146
Net Income (Loss)	—	—	—	—	—	456,500	(57,661)	398,839
Balance September 30, 2023	—	$—	6,859,627	$6,860	$39,320,548	$(19,430,878)	$(212,350)	$19,684,180

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$398,839	$(1,258,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	928,180	932,328
Stock based compensation	338,145	643,930
Changes in Assets and Liabilities:
Accounts receivable	1,158,493	373,201
Other assets	—	(63,023)
Prepaid expenses and other current assets	(287,368)	(331,618)
Right of use asset	136,954	145,853
Accounts payable and accrued expenses	(348,851)	147,487
Deferred revenue	(21,518)	(295,822)
Operating lease liability	(141,450)	(147,759)
Net Cash Provided by Operating Activities	2,161,424	145,692
Cash Flows from Investing Activities:
Capital expenditures	(1,246,996)	(62,564)
Purchase of marketable securities	(1,520,953)	—
Net Cash Used in Investing Activities	(2,767,949)	(62,564)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(392,287)	(644,209)
Repayments of finance lease obligations	(294,522)	(299,954)
Cash received for the exercised of options	—	6,935
Net Cash Used in Financing Activities	(686,809)	(937,228)

Decrease in Cash and Cash Equivalents	(1,293,334)	(854,100)

Cash and Cash Equivalents, Beginning of Period	2,286,722	12,135,803

Cash and Cash Equivalents, End of Period	$993,388	$11,281,703
Supplemental Disclosures:
Cash paid for interest	$48,471	$100,482
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by finance lease	$—	$1,094,051

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) headquartered in Melville, NY, provides cloud-based solutions and IT services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription managed cloud services and solutions, IT managed services, equipment, software and maintenance, and onboarding implementation. DSC maintains cloud-based infrastructure and storage equipment in seven technical centers in New York, Massachusetts, Texas, Florida, North Carolina, and Canada.

On May 31, 2021, the Company completed an acquisition of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and its wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, IT managed services and equipment.

On January 27, 2022, the Company formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2022, condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation (“CloudFirst”), (ii) Data Storage FL, LLC, a Florida limited liability company, (iii) Flagship Solutions, LLC, a Florida limited liability company, (iv) Information Technology Acquisition Corporation, a Delaware Corporation, and (v) its majority-owned subsidiary, Nexxis Inc., a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

Estimated Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

● Level 1 – quoted prices in active markets for identical investments

● Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

● Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at September 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

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

The Company’s marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2023 and December 31, 2022 are $10,531,921 and $9,010,968 respectively.

Recently adopted accounting standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, and other intangible assets. These assets are measured using Level 3 inputs, if determined to be impaired.

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

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the nine months ended September 30, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	103,423
As of March 31, 2023	9,114,391
Purchase of equity investments	115,863
As of June 30, 2023	$9,230,254
Purchase of equity investments	1,301,667
As of September 30, 2023	$10,531,921

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

As of September 30, 2023, the Company had three customers with an accounts receivable balance representing 16%, 14%, and 10% of total accounts receivable, respectively. As of December 31, 2022, the Company had two customers with an accounts receivable balance representing 23% and 14% of total accounts receivable, respectively.

For the three months ended September 30, 2023, the Company had one customer that accounted for 13% of revenue. For the three months ended September 30, 2022, the Company had one customer that accounted for 14% of revenue. For the nine months ended September 30, 2023, the Company had two customers that accounted for 15% and 11% of revenue, respectively. For the nine months ended September 30, 2022, the Company had two customers that accounted for 20% and 14% of revenue, respectively.

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

The Company tests goodwill for impairment on an annual basis on December 31, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of the Company’s reporting units to generate cash flows as measures of fair value of its reporting units.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended September 30, 2023

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,435,939	$53,550	$2,489,489
Equipment and Software	2,004,410	—	2,004,410
Managed Services	1,167,808	33,307	1,201,115
Nexxis VoIP Services	255,963	—	255,963
Other	35,648	—	35,648
Total Revenue	$5,899,768	$86,857	$5,986,625

For the Three Months
Ended September 30, 2022

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,120,592	$47,039	$2,167,631
Equipment and Software	1,021,451	—	1,021,451
Managed Services	966,346	33,307	999,653
Nexxis VoIP Services	203,191	—	203,191
Other	27,359	—	27,359
Total Revenue	$4,338,939	$80,346	$4,419,285

For the Three Months
Ended September 30,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$2,220,708	$1,112,748
Products and services transferred over time	3,765,917	3,306,537
Total Revenue	$5,986,625	$4,419,285

For the Nine Months
Ended September 30, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$6,801,094	$157,458	$6,958,552
Equipment and Software	7,076,116	—	7,076,116
Managed Services	3,787,722	103,341	3,891,063
Nexxis VoIP Services	728,447	—	728,447
Other	116,561	—	116,561
Total Revenue	$18,509,940	$260,799	$18,770,739

For the Nine Months
Ended September 30, 2022
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,964,383	$142,904	$6,107,287
Equipment and Software	7,309,400	—	7,309,400
Managed Services	3,709,657	99,921	3,809,578
Nexxis VoIP Services	587,051	—	587,051
Other	90,917	—	90,917
Total Revenue	$17,661,408	$242,825	$17,904,233

For the Nine Months
Ended September 30,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$8,204,003	$7,400,316
Products and services transferred over time	10,566,736	10,503,917
Total Revenue	$18,770,739	$17,904,233

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: Subscription-based cloud service that encrypts and transfers data to a secure Tier 3 data center and further replicates the data to a second Tier 3 DSC technical center where it remains encrypted. Ensuring client retention schedules for corporate compliance and disaster recovery. Provides for twenty-four (24) hour or less recovery time and utilizes advanced data reduction, reduplication technology to shorten back-up and restore time.

2)	High Availability: A managed cloud subscription-based service that provides cost-effective mirroring software replication technology and provides one (1) hour or less recovery time for a client to be back in business.

3)	Cloud Infrastructure: Subscription-based cloud service provides for “capacity on-demand” for IBM Power and X86 Intel server systems.

4)	Internet: Subscription-based service, offering continuous internet connection combined with FailSAFE which provides disaster recovery for both a clients’ voice and data environments.

5)	Support and Maintenance: Subscription based service offers support for clients on their servers, firewalls, desktops, or software. Services are provided 24x7x365 to the Company’s clients.

6)	Implementation / Set-Up Fees: Onboarding and set-up for cloud infrastructure and disaster recovery as well as Cyber Security.

7)	Equipment sales: Sale of servers and data storage equipment to the client.

9)	License: Granting SSL certificates and licenses.

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

Payment Terms

The typical terms of subscription contracts range from 12 to 36 months, with auto-renew options extending the contract for an additional term. The Company invoices clients one month in advance for its services, in addition to any contractual data overages or for additional services. Equipment, software, and managed services are typically invoiced on net 30-day terms and are non-subscription based.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $165,403 and $263,485 for advertising costs for the three months ended September 30, 2023, and 2022, respectively. The Company incurred $581,423 and $669,278 for advertising costs for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2023, and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss) Available to Common Shareholders	$179,011	$(245,619)	$456,500	$(1,228,708)

Weighted average number of common shares - basic	6,847,264	6,822,127	6,834,811	6,759,247
Dilutive Securities
Options	398,986	—	377,237	—
Warrants	—	—	—	—
Weighted average number of common shares - diluted	7,246,250	6,822,127	7,212,048	6,759,247
Earnings (Loss) per share, basic	$0.03	$(0.04)	$0.06	$(0.18)
Earnings (Loss) per share, diluted	$0.02	$(0.04)	$0.06	$(0.18)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Options	210,211	290,330	231,960	290,330
Warrants	2,415,860	2,419,193	2,415,860	2,419,193
	2,626,071	2,709,523	2,647,820	2,709,523

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2023	2022
Prepaid Marketing & Promotion	$70,691	$4,465
Prepaid Subscriptions and Licenses	650,191	439,088
Prepaid Maintenance	67,840	45,216
Prepaid Insurance	50,409	54,564
Other	32,903	41,333
Total prepaid and other current assets	$872,034	$584,666

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2023	2022
Storage Equipment	$60,288	$60,288
Furniture and Fixtures	21,625	20,860
Leasehold Improvements	20,983	20,983
Computer Hardware and Software	113,427	93,062
Data Center Equipment	7,323,881	6,973,295
Gross Property and equipment	7,540,204	7,168,488
Less: Accumulated Depreciation	(4,801,184)	(4,956,698)
Net Property and Equipment	$2,739,020	$2,211,790

Depreciation expense for the three months ended September 30, 2023, and 2022 was $269,372 and $222,009, respectively. Depreciation expense for the nine months ended September 30, 2023, and 2022 was $719,766 and $724,315, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2022, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,167,075	1,447,024
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	18,650	14,352
Total intangible assets subject to amortization		3,889,248	2,427,872	1,461,376
Total Goodwill and Intangible Assets		$8,642,187	$2,427,872	$6,214,315

	Estimated life in years	Gross amount	September 30, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,367,432	1,246,667
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and digital assets	3	33,002	26,705	6,297
Total intangible assets subject to amortization		3,889,248	2,636,285	1,252,963
Total Goodwill and Intangible Assets		$8,642,187	$2,636,285	$6,005,902

Scheduled amortization over the next five years are as follows:

Twelve months ending September 30,
2024	$273,439
2025	267,143
2026	267,143
2027	267,143
2028	133,571
Thereafter	44,524
Total	$1,252,963

Amortization expense for the three months ended September 30, 2023, and 2022 was $69,147 and $69,730 respectively. Amortization expense for the nine months ended September 30, 2023, and 2022 was $208,143 and $209,191 respectively.

Note 6-Leases

Operating Leases

The Company currently maintains two leases for office space located in Melville, NY.

The first lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988.

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

The Company leases cages and racks for technical space in Tier 3 data centers in New York, Massachusetts, and North Carolina. These leases are month to month. The monthly rent is approximately $39,000. The Company also leases technical space in Dallas, TX. The lease term is thirteen months and monthly payments are $1,403. The lease term expires on July 31, 2023.

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

Finance Lease Obligations – Related Party

On January 1, 2019, the Company entered into a lease agreement with Systems Trading. This lease obligation is payable to Systems Trading with monthly installments of $29,592. The lease carries an interest rate of 6.75% and is a five-year lease. The term of the lease ends March 1, 2024.

On January 1, 2020, the Company entered into a lease agreement with Systems Trading to lease equipment. The lease obligation is payable to Systems Trading with monthly installments of $10,534. The lease carried an interest rate of 6% and is a three-year lease. The term of the lease ended December 31, 2022.

On March 4, 2021, the Company entered into a lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on March 16, 2024. The lease carries an interest rate of 8%.

On January 1, 2022, the Company entered into a lease agreement with Systems Trading effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expires on February 1, 2025. The lease carries an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expires on April 1, 2025. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows and include both related party and non-related finance leases combined:

Three Months Ended September 30, 2023
Finance Leases:
Amortization of assets, included in depreciation and amortization expense	$91,250
Interest on lease liabilities, included in interest expense	7,409
Operating Lease:
Amortization of assets, included in total operating expense	31,389
Interest on lease liabilities, included in total operating expense	2,573
Total net lease cost	$132,621

Nine Months Ended September 30, 2023
Finance Leases:
Amortization of assets, included in depreciation and amortization expense	$527,958
Interest on lease liabilities, included in interest expense	48,471
Operating Lease:
Amortization of assets, included in total operating expense	141,012
Interest on lease liabilities, included in total operating expense	5,279
Total net lease cost	$722,720
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$89,547

Current operating lease liabilities	$90,979
Noncurrent operating lease liabilities	—
Total operating lease liabilities	$90,979

September 30, 2023
Finance Leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(4,050,770)
Property and equipment, net	$1,470,946

Current obligations of finance leases	$590,745
Finance leases, net of current obligations	140,421
Total finance lease liabilities	$731,166

Supplemental cash flow and other information related to leases were as follows and include both related party and non-related finance leases combined:

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$141,450
Financing cash flows related to finance leases	$686,809

Weighted average remaining lease term (in years):
Operating Leases	0.84
Finance Leases	2.80

Weighted average discount rate:
Operating Leases	4%
Finance Leases	7%

Long-term obligations under the operating and finance leases at September 30, 2023, mature as follows and include both related party and non-related finance leases combined:

For the Twelve Months Ended September 30,	Operating Leases	Finance Leases
2023	$92,550	$601,930
2024	—	159,703
Total lease payments	92,550	761,633
Less: Amounts representing interest	(1,571)	(30,467)
Total lease obligations	90,979	731,166
Less: long-term obligations	—	(140,421)
Total current	$90,979	$590,745

As of September 30, 2023, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended September 30, 2023, and 2022 was $69,974 and $53,991, respectively. Rent expense under all operating leases for the nine months ended September 30, 2023, and 2022 was $205,241 and $159,236, respectively.

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

Common Stock Options

On June 2, 2023 the Company registered an additional 700,000 shares of common stock under the 2021 Stock Incentive Plan.

A summary of the Company’s options activity and related information follows:

	Number of		Weighted	Weighted
	Shares	Range of	Average	Average
	Under	Option Price	Exercise	Contractual
	Options	Per Share	Price	Life
Options Outstanding at January 1, 2023	301,391	$15.76-1.48	$3.46	7.45
Options Granted	307,343	1.96-1.52	1.83	10.00
Exercised	—	—	—	—
Expired/Cancelled	(29,213)	5.80-2.16	3.76	—
Options Outstanding at September 30, 2023	579,521	$14.00-1.48	$2.58	8.30

Options Exercisable at September 30, 2023	236,584	$14.00-1.48	$3.24	6.76

Share-based compensation expense for options totaling $81,520 and $74,143 was recognized in the Company’s results for the three months ended September 30, 2023, and 2022, respectively. Share-based compensation expense for options totaling $211,223 and $215,968 was recognized in the Company’s results for the nine months ended September 30, 2023, and 2022, respectively.

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

As of September 30, 2023, there was $676,513 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended September 30, 2023, and 2022, are set forth in the table below.

	2023	2022
Weighted average fair value of options granted	$1.77	$3.00
Risk-free interest rate	3.41%-4.59%	1.63% – 3.83%
Volatility	195%-199%	204% – 214%
Expected life (years)	10 years	10 years
Dividend yield	$—%	$—%

Share-based awards, restricted stock award (“RSAs”)

On March 1, 2023, the Company granted certain employees an aggregate of 73,530 RSAs. Compensation expense as a group amounted to $130,883. The shares vest one third each year for three years after issuance.

On March 28, 2023, the Company granted certain employees an aggregate of 44,942 RSAs. Compensation expense as a group amounted to $72,357. The shares vest one third each year for three years after issuance.

On March 31, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs. Compensation expense as a group amounted to $22,750. The shares vest one year after issuance.

On April 10, 2023, the Company granted certain employees an aggregate of 50,000 RSA’s. Compensation expense as a group amounted to $90,000. The shares vest one third each year for three years after issuance.

On June 30, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs. Compensation expense as a group amounted to $29,125. The shares vest one year after issuance.

On September 30, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs to each member of the Board. Compensation expense as a group amounted to $38,875. The shares vest one year after issuance.

A summary of the activity related to RSUs for the nine months ended September 30, 2023, is presented below:

	Total	Grant Date
Restricted Stock Units (RSUs)	Shares	Fair Value
RSU’s non-vested at January 1, 2023	50,000	$1.48-3.23
RSU’s granted	205,972	$1.61-3.24
RSU’s vested	(37,500)	$2.04-3.23
RSU’s forfeited	—	$—
RSU’s non-vested September 30, 2023	218,472	$1.48-3.24

Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $48,507 and $17,896 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $127,986 and $27,962 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $320,344 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.1 years.

Note 9 – Litigation

The Company is currently not involved in any litigation that it believes could have a materially adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company’s company or any of its subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds from Nexxis Capital of $14,267 and $19,494 during the three months ended September 30, 2023, and 2022 respectively. The Company received funds from Nexxis Capital of $30,048 and $33,530 during the nine months ended September 30, 2023, and 2022 respectively.

Note 11 – Segment Information

The Company operates in three reportable segments: Nexxis Inc., Flagship Solutions Group, and CloudFirst. The Company’s segments were determined based on its internal organizational structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating income or losses.

Operations of:	Products and services provided:
Nexxis Inc.	NEXXIS is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

Flagship Solutions, LLC	Flagship Solutions Group (FSG) is a managed service provider. FSG invoices clients primarily for services that assist the clients’ technical teams. FSG has few technical assets and utilizes the assets or software of other cloud providers, whereby managing 3rd party infrastructure. FSG has maintains technical assets on one data center. FSG periodically sells equipment and software.

CloudFirst Technologies Corporation	CloudFirst, provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

As of September 30, 2023
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,032,309	$1,283,809	$28,225	$—	$2,344,343
Prepaid expenses and other current assets	616,149	149,239	19,089	87,556	872,033
Net Property and Equipment	2,710,730	22,334	3,118	2,838	2,739,020
Intangible assets, net	279,268	1,487,963	—	—	1,767,231
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	—	89,547	—	—	89,547
All other assets	—	—	—	11,573,746	11,573,746
Total Assets	$7,654,156	$4,255,863	$50,432	$11,664,140	$23,624,591

Accounts payable and accrued expenses	$1,031,518	$1,351,349	$127,002	$348,855	$2,858,724
Deferred revenue	106,370	153,172	—	—	259,542
Total Finance leases payable	346,589	—	—	—	346,589
Total Finance leases payable related party	384,577	—	—	—	384,577
Total Operating lease liabilities	—	90,979	—	—	90,979
Total Liabilities	$1,869,054	$1,595,500	$127,002	$348,855	$3,940,411

As of December 31, 2022
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,543,749	$1,924,184	$34,903	$—	$3,502,836
Prepaid expenses and other current assets	285,306	213,826	16,799	68,735	584,666
Net Property and Equipment	2,192,085	19,705	—	—	2,211,790
Intangible assets, net	279,268	1,696,376	—	—	1,975,644
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	58,740	167,761	—	—	226,501
All other assets	—	—	—	11,346,127	11,346,127
Total Assets	$7,374,848	$5,244,823	$51,702	$11,414,862	$24,086,235

Accounts payable and accrued expenses	$1,069,278	$1,563,408	$40,091	$534,800	$3,207,577
Deferred revenue	115,335	165,725	—	—	281,060
Total Finance leases payable	641,110	—	—	—	641,110
Total Finance leases payable related party	776,864	—	—	—	776,864
Total Operating lease liabilities	62,960	169,469	—	—	232,429
Total Liabilities	$2,665,547	$1,898,602	$40,091	$534,800	$5,139,040

For the three months ended September 30, 2023
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$3,741,717	$1,974,343	$270,565	$—	$5,986,625
Cost of Sales	1,990,420	1,501,830	164,021	—	3,656,271
Gross Profit	1,751,297	472,513	106,544	—	2,330,354

Selling, General and Administrative	651,896	544,686	174,527	606,584	1,977,693
Depreciation and Amortization	267,440	70,691	213	176	338,520
Total Operating Expenses	919,336	615,377	174,740	606,760	2,316,213

Income (Loss) from Operations	831,961	(142,864)	(68,196)	(606,760)	14,141

Interest Expense, net	(13,069)	—	—	156,666	143,597
Other Expense	—	—	—	—	—
Total Other Income (Expense)	(13,069)	—	—	156,666	143,597

Income (Loss) before provision for income taxes	$818,892	$(142,864)	$(68,196)	$(450,094)	$157,738

For the three months ended September 30, 2022
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$2,976,461	$1,218,990	$223,834	$—	$4,419,285
Cost of Sales	1,525,175	910,852	130,957	—	2,566,984
Gross Profit	1,451,286	308,138	92,877	—	1,852,301

Selling, General and Administrative	556,060	691,863	92,837	443,026	1,783,786
Depreciation and Amortization	220,810	70,929	—	—	291,739
Total Operating Expenses	776,870	762,792	92,837	443,026	2,075,525

Income (Loss) from Operations	674,416	(454,654)	40	(443,026)	(223,224)

Interest Expense, net	(29,123)	(137)	—	(479)	(29,739)
Loss on Disposal of Equipment	—	—	—	—	—
Gain on Forgiveness of Debt	—	—	—	—	—
All Other Expenses	—	—	—	—	—
Total Other Income (Expense)	(29,123)	(137)	—	(479)	(29,739)

Income (Loss) before Provision for Income Taxes	$645,293	$(454,791)	$40	$(443,505)	$(252,963)

For the nine months ended September 30, 2023
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$10,052,281	$7,918,016	$800,442	$—	$18,770,739
Cost of Sales	5,323,346	5,949,745	498,795	—	11,771,886
Gross Profit	4,728,935	1,968,271	301,647	—	6,998,853

Selling, General and Administrative	2,002,882	1,729,191	468,605	1,790,124	5,990,802
Depreciation and Amortization	714,585	212,646	492	457	928,180
Total Operating Expenses	2,717,467	1,941,837	469,097	1,790,581	6,918,982

Income (Loss) from Operations	2,011,468	26,434	(167,450)	(1,790,581)	79,871

Interest Expense, net	(56,985)	—	—	375,953	318,968
Total Other Income (Expense)	(56,985)	—	—	375,953	318,968

Income (Loss) before Provision for Income Taxes	$1,954,483	$26,434	$(167,450)	$(1,414,628)	$398,839

For the nine months ended September 30, 2022
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$8,200,881	$9,045,733	$657,619	$—	$17,904,233
Cost of Sales	4,289,894	7,146,441	411,125	—	11,847,460
Gross Profit	3,910,987	1,899,292	246,494	—	6,056,773

Selling, General and Administrative	1,712,409	2,807,096	278,785	1,398,977	6,197,267
Depreciation and Amortization	720,573	211,755	—	—	932,328
Total Operating expenses	2,432,982	3,018,851	278,785	1,398,977	7,129,595

Income (Loss) from Operations	1,478,005	(1,119,559)	(32,291)	(1,398,977)	(1,072,822)

Interest Expense, net	(108,052)	(75,695)	—	(2,316)	(186,063)
Loss on Disposal of Equipment	—	—	—	—	—
Gain on Forgiveness of Debt	—	—	—	—	—
All Other Expenses	—	—	—	—	—
Total Other Income (Expense)	(108,052)	(75,695)	—	(2,316)	(186,063)

Income (Loss) before Provision for Income Taxes	$1,369,953	$(1,195,254)	$(32,291)	$(1,401,293)	$(1,258,885)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 31, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

We, through our subsidiary, CloudFirst Technologies Corporation, a Delaware corporation (“CloudFirst”), are a leader in providing cloud infrastructure to this niche marketplace along with disaster recovery and have provided these unique offerings for over 15 years.

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

Our subsidiary, Flagship Solutions, LLC, a Florida limited liability company (“Flagship”), provides business continuity and infrastructure solutions combining on-premises equipment and software with its value-added managed services to mid and enterprise level business customers. Flagship maintains strong partner relationships with some of the largest IT manufactures, such as the IBM Corporation in supplying the technology behind the highly technical designs built for business customers. Flagship’s vision is to expand its multi-cloud infrastructure solutions with more managed services, highlighted by its expanding Cyber Security offerings to capture more of the marketplace outside of the CloudFirst sales and marketing programs.

Our subsidiary, Nexxis Inc., a Nevada corporation (“Nexxis”), is a voice and data solution provider that utilizes major nationwide carriers and providers. The subsidiary provides a suite of communications services including Hosted VoIP, Internet Access, Data Transport, and SD-WAN. The complete voice and data solution combines elements of services into a fully managed solution that delivers high reliability and is engineered to further enhance the clients’ business continuity. Nexxis Inc.’s goal is to provide a higher level of technology with simplified management and deliver cost savings wherever possible.

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

Company Overview

Data Storage Corporation (“DSC”, the “Company,” “we,” “us,” or “our”) is headquartered in Melville, New York. Our common stock and warrants are traded on the Nasdaq under the ticker symbols “DTST” and “DTSTW”. We operate through three subsidiaries; CloudFirst; Flagship; and Nexxis. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

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

Our business offices are in New York, Florida, and Texas. The New York and Florida offices include a technology center and labs adapted to meet the technical requirements of our clients. We maintain our own infrastructure, storage, and networking equipment required to provide subscription solutions in seven geographically diverse data centers located in New York, Massachusetts, Texas, North Carolina, and in Canada, Toronto, and Barrie, serving clients in the United States and Canada.

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

Our solution architects and business development teams work with organizations identifying and solving critical business problems. We carefully plan and manage the migration and configuration process, continuing the relationship and advising its clients long after the services have been implemented. Reflecting on client satisfaction, our renewal rate on client subscription solutions is approximately 94% after their initial contract term expired.

Growth Strategies

We will continue to drive revenues by expanding distribution channels while expanding digital and direct marketing programs. We will accelerate building upon its social and digital lead generation programs. Further, we will continue to seek synergetic acquisitions that expand distribution, leading a technology trend, add to our existing technical staff and create economies of scale improving gross profit margins.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2023, as compared to September 30, 2022

Total Revenue. For the three months ended September 30, 2023, total revenue was $5,986,625, an increase of $1,567,340 or 35% compared to $4,419,285 for the three months ended September 30, 2022. The increase is attributed to an increase in all our revenue streams during the current period. The increased revenue in Infrastructure & Disaster Recovery/Cloud was primarily to increased sales at out CloudFirst division. The increased revenue in Equipment and Software was attributed to an increase in sales at CloudFirst by approximately $263,459 and Flagship by approximately $726,550, offset by a slight decrease at Nexxis of approximately $7.050. The increase in Managed Services was attributed to an increase in sales at CloudFirst of approximately $169,159 and an increase at Flagship of approximately $32,303. The increase in Nexxis VoIP services is attributable to an increase in sales at our Nexxis division.

Revenue	For the Three Months
	Ended September 30,
	2023	2022	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,489,489	$2,167,631	$321,858	15%
Equipment and Software	2,004,410	1,021,451	982,959	96%
Managed Services	1,201,115	999,653	201,462	20%
Nexxis VoIP Services	255,963	203,191	52,772	26%
Other	35,648	27,359	8,289	30%
Total Revenue	$5,986,625	$4,419,285	$1,567,340	35%

Cost of Sales. For the three months ended September 30, 2023, cost of sales was $3,656,271, an increase of $1,089,287 or 42% compared to $2,566,984 for the three months ended September 30, 2022. The increase of 42% was mostly related to the increase in sales. Cost of Sales at CloudFirst, Flagship and Nexxis increased by approximately $465,245, $591,231, and $32,903 respectively all related to increase in sales.

Selling, General and Administrative Expenses. For the three months ended September 30, 2023, selling, general and administrative expenses were $2,316,213, an increase of $240,688, or 12%, as compared to $2,075,525 for the three months ended September 30, 2022. The net increase is reflected in the chart below.

Selling, General and Administrative expenses	For the Three Months
	Ended September 30,
	2023	2022	$ Change	% Change
Increase in Salaries	$1,203,134	$1,028,084	$175,050	17%
Increase in Professional Fees	264,928	203,032	61,896	30%
Increase in Software as a Service Expense	54,168	42,744	11,424	27%
Decrease in Advertising Expenses	165,403	263,485	(98,082)	(37)%
Increase in Commissions Expense	348,779	279,789	68,990	25%
Decrease in Amortization and Depreciation Expense	72,931	73,747	(816)	(1)%
Decrease in Travel and Entertainment	41,369	44,739	(3,370)	(8)%
Increase in Rent and Occupancy	56,876	55,851	1,025	2%
Decrease in Insurance	30,623	33,860	(3,237)	(10)%
Increase in all other Expenses	78,002	50,194	27,808	55%
Total Expenses	$2,316,213	$2,075,525	$240,688	12%

Salaries. Salaries increased as a result of an increase in personnel cost and in increase in other employee benefits across all divisions.

Professional Fees. Professional fees increased primarily due to an increase in legal fees relating to employment matters and other corporate projects.

Software as a Service Expense (SaaS). SaaS increased due to the consulting engagements related to one of our CRM platforms across all divisions.

Advertising Expenses. Advertising Expenses decreased due to non-renewal of a marketing program at Flagship.

Commissions Expense. Commissions expenses increased due to an increase in sales across all divisions.

Travel And Entertainment. Travel And Entertainment expenses decreased due to less travel by executives and reduced corporate events.

Other Income (Expense). Other income for the three months ended September 30, 2023, increased $173,336 to $143,597 from $(29,739) for the three months ended September 30, 2022. The increase in other income is primarily attributable to the increase in interest income from the marketable securities.

Net Income (Loss) before provision for income taxes. Net income before provision for income taxes for the three months ended September 30, 2023, was $157,738, as compared to a net loss of $(252,963) for the three months ended September 30, 2022.

Nine months ended September 30, 2023, as compared to September 30, 2022

Total Revenue.  For the nine months ended September 30, 2023, total revenue was $18,770,739, an increase of $866,506 or 5% compared to $17,904,233 for the nine months ended September 30, 2022. The increase is primarily attributed to an increase in Infrastructure & Disaster Recovery/Cloud Service and Managed Services and Nexxis VoIP Services offset by a decrease in one-time equipment sales during the current period. The increased revenue in Infrastructure & Disaster Recovery/Cloud was primarily to increased sales at out CloudFirst division. The decreased revenue in Equipment and Software was attributed to a decrease of one-time equipment sales at Flagship by approximately $1,009,177 offset by an increase of $779,618 in one time equipment sales at CloudFirst. The increase in Managed Services was attributed to an increase in sales at CloudFirst of approximately $96,159 offset by a decrease at Flagship of approximately $115,040. The increase in Nexxis VoIP services is attributable to an increase in sales at our Nexxis division.

Revenue	For the Nine Months
	Ended September 30,
	2023	2022	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$6,958,552	$6,107,287	$851,265	14%
Equipment and Software	7,076,116	7,309,400	(233,284)	(3)%
Managed Services	3,891,063	3,809,578	81,485	2%
Nexxis VoIP Services	728,447	587,051	141,396	24%
Other	116,561	90,917	25,644	28%
Total Revenue	$18,770,739	$17,904,233	$866,506	5%

Cost of Sales. For the nine months ended September 30, 2023, cost of sales was $11,771,886, a decrease of $75,574 or 1% compared to $11,847,460 for the nine months ended September 30, 2022. The decrease of 1% was mostly related to new negotiated pricing at Flagship offset by an increase in Cost of Sales at CloudFirst and Nexxis due to the increase in revenue.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2023, selling, general and administrative expenses were $6,918,982, a decrease of $210,613, or 3%, as compared to $7,129,595 for the nine months ended September 30, 2022. The net decrease is reflected in the chart below.

Selling, General and Administrative Expenses	For the Nine Months
	Ended September 30,
	2023	2022	$ Change	% Change
Decrease in Salaries	$3,600,450	$3,918,745	$(318,295)	(8)%
Increase in Professional Fees	772,834	590,661	182,173	31%
Decrease in Software as a Service Expense	140,602	189,643	(49,041)	(26)%
Decrease in Advertising Expenses	581,423	669,278	(87,855)	(13)%
Increase in Commissions Expense	1,000,541	918,882	81,659	9%
Increase in Amortization and Depreciation Expense	220,870	220,694	176	0%
Decrease in Travel and Entertainment	131,155	160,665	(29,510)	(18)%
Increase in Rent and Occupancy	167,713	163,965	3,748	2%
Decrease in Insurance	88,047	94,251	(6,204)	(7)%
Decrease in all other Expenses	215,347	202,811	12,536	6%
Total Expenses	$6,918,982	$7,129,595	$(210,613)	(3)%

Salaries. Salaries decreased as a result of a reduction in stock-based compensation at Flagship.

Professional Fees. Professional fees increased primarily due to an increase in legal fees relating to employment matters and other corporate projects.

Software as a Service Expense (SaaS). SaaS decreased due to the completion of certain consulting engagements related to one of our CRM platforms.

Advertising Expenses. Advertising Expenses decreased due to non-renewal of a marketing program at Flagship.

Commissions Expense. Commissions expenses increased due to an increase in sales at Cloudfirst.

Travel and Entertainment. Travel And Entertainment expense decreased due to less travel by executives and reduced corporate events.

All Other Expenses. Other expenses decreased primarily due to reduction of bad debt expense, tax expense and reductions across all other expenses such as computer, training and dues and subscriptions.

Other Income (Expense). Other income for the nine months ended September 30, 2023, increased $505,031 to $318,698 from $(186,063) for the nine months ended September 30, 2022. The increase in other income is primarily attributable to the increase in interest income from the marketable securities.

Net Income (Loss) before provision for income taxes. Net income before provision for income taxes for the nine months ended September 30, 2023, was $398,839, as compared to a net loss of $(1,258,885) for the nine months ended September 30, 2022.

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

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We believe the total contract value of our subscription contracts with clients based on the actual contracts that we have to date, exceeds $10 million. Further, we continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2023, we intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring, and software. We believe that the cash generated from operations will be sufficient to meet our cash requirements for the next twelve months and beyond the next twelve months.

During the nine months ended September 30, 2023, our cash decreased by $1,293,334 to $993,388 from $2,286,722 on December 31, 2022. Net cash of $2,161,424 was provided by our operating activities resulting primarily from the changes in assets and liabilities. Net cash of $2,767,949 was used in investing activities from the purchase of equipment and short-term investments. Net cash of $686,809 was used by financing activities resulting primarily from repayments on capital lease obligations.

Our working capital was $10,941,697 on September 30, 2023, increasing by $86,290 from $10,855,407 at December 31, 2022. The increase is primarily attributable to an increase in cash and accounts receivable. This was offset by a decrease in accounts payable and finance and operating leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders, and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

Our use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Adjusted EBITDA may differ from other companies’ measure of Adjusted EBITDA. When evaluating our performance, Adjusted EBITDA should be considered with other financial performance measures, including various cash flow metrics, net income, and other GAAP results. In the future, we may disclose different non-GAAP financial measures in order to help our investors and others more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended September 30, 2023 and 2022, respectively:

For the three months ended September 30, 2023
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net Income (Loss)	$818,892	$(142,864)	$(68,196)	$(450,094)	$157,738

Non-GAAP adjustments:
Depreciation and Amortization	267,440	70,691	213	176	338,520
Interest and Letter of Credit Fees	13,069	—	—	(151,666)	(138,597)
Stock Based Compensation	15,603	24,016	6,827	82,518	128,964

Adjusted EBITDA	$1,115,004	$(48,157)	$(61,156)	$(519,066)	$486,625

For the three months ended September 30, 2022
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net Income (Loss)	$645,291	$(454,792)	$41	$(443,504)	$(252,964)

Non-GAAP adjustments:
Flagship Acquisition Costs	—	—	—	—	—
Depreciation and Amortization	220,810	70,929	—	—	291,739
Interest and Letter of Credit Fees	30,960	137	—	479	31,576
Stock Based Compensation	26,175	28,805	1,824	35,235	92,039

Adjusted EBITDA	$923,236	$(354,921)	$1,865	$(407,790)	$162,390

The following table shows our reconciliation of net income to adjusted EBITDA for the nine months ended September 30, 2023 and 2022, respectively:

For the nine months ended September 30, 2023
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net Income (Loss)	$1,954,483	$26,434	$(167,450)	$(1,414,628)	$398,839

Non-GAAP adjustments:
Depreciation and Amortization	714,585	212,646	492	457	928,180
Interest and Letter of Credit Fees	56,985	—	—	(370,953)	(313,968)
Stock Based Compensation	50,662	76,634	11,227	199,623	338,146

Adjusted EBITDA	$2,776,715	$315,714	$(155,731)	$(1,585,501)	$1,351,197

For the nine months ended September 30, 2022
	CloudFirst Technologies Corporation	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net Income (Loss)	$1,369,952	$(1,195,254)	$(32,291)	$(1,401,292)	$(1,258,885))

Non-GAAP adjustments:
Flagship Acquisition Costs	—	—	—	770	770
Depreciation and Amortization	720,571	211,755	—	—	932,326
Interest and Letter of Credit Fees	108,054	75,695	—	2,316	186,065
Stock Based Compensation	79,976	488,007	5,380	70,567	643,930

Adjusted EBITDA	$2,278,553	$(419,797)	$(26,911)	$(1,327,639)	$504,206

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2023.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of our equity securities during the period ended September 30, 2023, that were not previously reported in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2023.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on January 9, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: November 14, 2023
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)