Form 10-K
period 2023-12-31
Data Storage Corp
filed 2024-03-28
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $10,380,861.

The number of shares of the registrant’s common stock outstanding as of March 27, 2024, was 6,919,950.

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

Summary Risk Factors

Risks Related to Data Storage’s Business

●	The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

●	If the Company is unable to attract new customers to its infrastructure and disaster recovery/cloud subscription services on a cost-effective basis, its revenue and operating results would be adversely affected.

●	The Company expects to continue to acquire or invest in other companies, which may divert its management’s attention, result in additional dilution to its stockholders, and consume resources that are necessary to sustain its business.

●	Integration of an acquired company’s operations may present challenges.

●	We may not realize the anticipated benefits of the merger with Flagship or successfully integrate our businesses.

●	The Company may fail to maintain an effective system of internal controls, which may result in material misstatements of its consolidated financial statements or cause it to fail to meet its periodic reporting obligations.

●	The Company is controlled by three principal stockholders who serve as its executive officers and directors.

Risks Related to the Company’s Industry

●	The market for cloud solutions is highly competitive, and if the Company does not compete effectively, its operating results will be harmed.

●	If a cyberattack was able to breach the Company’s security protocols and disrupt its data protection platform and solutions and any such disruption could increase its expenses, damage its reputation, harm its business and adversely affect its stock price.

●	Any significant disruption in service, in the Company’s computer systems, or caused by its third-party storage and system providers could damage its reputation and result in a loss of customers, which would harm its business, financial condition, and operating results.

●	The Company’s ability to provide services to its customers depends on its customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

●	If the Company is unable to retain its existing customers, its business, financial condition, and operating results would be adversely affected.

●	A decline in demand for the Company’s cyber security, disaster recovery, and/or infrastructure solutions, in general, would cause its revenue to decline.

●	The Company primarily depends upon third-party distribution companies to generate new customers. The Company’s relationships with its partners and distributors may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect its ability to increase its customer base.

●	If the Company is unable to expand its base of business customers, its future growth and operating results could be adversely affected.

●	If the Company is unable to sustain market recognition of and loyalty to its brand, or if its reputation were to be harmed, it could lose customers or fail to increase the number of its customers, which could harm its business, financial condition, and operating results.

●	The Company is subject to governmental regulation and other legal obligations related to privacy, and any actual or perceived failure to comply with such obligations would harm its business.

●	The Company’s solutions are used by customers in the health care industry, and it must comply with numerous federal and state laws related to patient privacy in connection with providing its solutions to these customers.

●	Errors, failures, bugs in or unavailability of the Company’s solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others.

●	The Company faces many risks associated with its growth and plans to expand, which could harm its business, financial condition, and operating results.

●	The Company’s intended international expansion will subject it to risks typically encountered when operating internationally.

●	The loss of the Company’s key personnel, or its failure to attract, integrate, and retain other highly qualified personnel, could harm its business and growth prospects.

Risks Related to Intellectual Property

●	Assertions by a third party that the Company’s solutions infringe its intellectual property, whether correct, could subject the Company to costly and time-consuming litigation or expensive licenses.

●	The Company relies on third-party software to develop and provide its solutions, including server software and licenses from third parties to use patented intellectual property.

●	If the Company is unable to protect its domain names, its reputation, brand, customer base, and revenue, as well as its business and operating results, could be adversely affected.

Risks Related to the Company’s Common Stock and Securities

●	The Company’s stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in its common stock could incur substantial losses.

●	We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

●	Upon exercise of the Company’s outstanding options or warrants, it will be obligated to issue a substantial number of additional shares of common stock which will dilute its present shareholders.

●	Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of its common stock to decline.

●	The Company does not expect to declare any common stock cash dividends in the foreseeable future.

●	Because the Company may issue preferred stock without the approval of its shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire the Company and could depress its stock price.

●	Provisions of Nevada law could delay or prevent an acquisition of Data Storage, even if the acquisition would be beneficial to its stockholders and could make it more difficult for stockholders to change Data Storage’s management.

ITEM 1. BUSINESS

Company Overview

Data Storage Corporation (“DSC,” “Data Storage” or the “Company”), based in Melville, New York, leverages its expertise through its three subsidiaries: CloudFirst Technologies Corporation (formerly DSC), Flagship Solutions, LLC, and Nexxis Inc. Catering to diverse sectors such as healthcare, banking, manufacturing, and government, DSC delivers a suite of IT services, including disaster recovery, cloud infrastructure, cybersecurity, managed services and dedicated internet access and UCaaS / Voice over Internet Protocol (VoIP) services. The Company’s approach involves long-term subscription models, robust business development, and expansive distribution networks.

In 2023, following a capital infusion and its Nasdaq listing in May 2021, DSC embarked on a growth trajectory, enhancing its distribution, marketing capabilities, and technological infrastructure. This strategic expansion is aimed at reinforcing the Company’s position in the evolving IT landscape, where there’s a marked shift towards multi-cloud technologies and cybersecurity solutions.

Market Opportunity and Strategic Focus

Recognizing the urgent need for reliable and efficient IT solutions, DSC is tapping into the growing demand for managed cloud and cybersecurity services. With CloudFirst Technologies positioned in a $36 billion annual recurring revenue market in the U.S. and Canada, the Company is at the forefront of addressing critical IT challenges with limited competition.

DSC’s offerings are designed to support a spectrum of needs from cloud-based IBM Power System deployments for critical workloads to comprehensive disaster recovery and cybersecurity protections. The focus is on hybrid cloud deployments, ensuring data and workloads remain secure against various threats.

Operational Footprint

DSC operates from key locations in New York, Florida, and Texas, with technology centers and labs designed to meet sophisticated client requirements. The Company boasts a network of six geographically diverse data centers across the U.S. and Canada, ensuring resilient and scalable IT solutions.

Solutions and Services

The Company’s core offerings include disaster recovery and business continuity, managed cloud services, and a comprehensive suite of cybersecurity solutions. From initial cloud migration to ongoing management, DSC ensures seamless operation of client applications and workloads in a multi-cloud environment. The Company’s success is underscored by a client subscription renewal rate.

Growth and Innovation

Driven by a commitment to innovation and client satisfaction, DSC continues to refine its service offerings and expand its market reach. The Company’s strategic growth is supported by a team of solution architects and business development professionals dedicated to solving complex business challenges and fostering long-term client relationships. Through a blend of organic growth strategies and targeted expansion efforts, DSC is poised to capitalize on the opportunities presented by the dynamic IT landscape.

Growth Strategies and Core Services

Growth Strategies

Data Storage Corporation aims to enhance revenue streams and market presence by:

●	Broadening distribution channels and bolstering digital and direct marketing efforts.

●	Leveraging social and digital platforms for lead generation.

●	Pursuing synergistic acquisitions to expand distribution, innovate technology trends, augment the technical team, and achieve economies of scale to improve gross profit margins.

●	Fostering a diverse network of distribution partners, including IBM Business Partners, Software Vendors, IT Resellers, Managed Service Providers, and other cloud infrastructure providers, to create collaborative solutions and marketing initiatives.

●	Targeting global expansion to tap into the increasing demand for multi-cloud solutions worldwide.

Core Services

Data Storage Corporation provides a comprehensive suite of multi-cloud IT solutions, ensuring high security and enterprise-level services for clients using IBM Power Systems, Microsoft Windows, and Linux. Key service areas include:

●	Cyber Security Solutions: ezSecurity™, offering comprehensive security solutions for endpoint security, system assessments, risk analysis, and IBM system protection, including Ransomware defense.

●	Data Protection and Recovery Solutions: ezVault™ for offsite data protection, ezRecovery™ for fast data recovery, ezAvailability™ for real-time data replication with minimal recovery objectives, and ezMirror™ for data mirroring at the storage level.

●	Cloud Hosted Production Systems: ezHost™ delivers managed cloud services, providing scalable resources for smooth operation of client workloads with predictable costs.

●	Voice & Data Solutions: Nexxis specializes in VoIP, Internet Access, and Data Transport solutions, including dedicated internet services, SD-WAN options, and a cloud-based PBX solution integrated with Microsoft Teams for business continuity.

These strategies and services position Data Storage Corporation for sustained growth by meeting the evolving needs of its clients and capitalizing on market opportunities.

Corporate History Summary

Data Storage Corporation, a Delaware corporation, founded in 2001, became a subsidiary of Data Storage Corporation, a Nevada Corporation (“Data Storage Corporation Nevada”), in 2008. Data Storage Corporation Nevada, initially known as Euro Trend Inc., was founded on October 20, 2008, marking its start with a share exchange transaction. The Company underwent a name change to its current identity post-acquisition.

Key Milestones:

●	June 2010: Acquired SafeData, LLC, expanding its disaster recovery and data protection services.

●	October 2012: Acquired Message Logic LLC, enhancing its data management and analytics capabilities.

●	November 2012: Partnered with ABC Services, Inc. to launch Secure Infrastructure & Services LLC (SIAS), offering for the first time IBM Power multi-tenant cloud infrastructure services.

●	October 2016: Completed the acquisition of the remaining shares of ABC Services, Inc., fully integrating the SIAS offerings.

●	June 1, 2021: Merged with Flagship Solutions, LLC, an IBM Gold Business Partner, further expanding its service offerings and solidifying its market leadership in business continuity, disaster recovery, and IBM Power cloud infrastructure solutions.

These strategic acquisitions and partnerships have established Data Storage Corporation as a key player in cloud infrastructure and disaster recovery sectors, offering a comprehensive suite of solutions to meet the evolving needs of its clients.

Competitive Landscape and Corporate Developments Summary

Competitive Landscape

Data Storage Corporation operates in a competitive market dominated by giants like Amazon Web Services (AWS), Google, and Microsoft, which control approximately 51% of the X86 cloud infrastructure and disaster recovery platforms. Despite the fierce competition, the Company finds a niche market within the IBM Power community, where an estimated 15% have transitioned to cloud solutions, offering significant growth opportunities. The Company’s cybersecurity solutions, while facing numerous competitors, are distinctively tailored for existing clients and distribution networks.

Key competitive factors include pricing, product features, performance, quality, reliability, software partnerships, marketing and distribution capabilities, and the Company’s reputation. Data Storage Corporation focuses on expanding its market reach globally, especially within the disaster recovery and cloud infrastructure sectors, primarily catering to the IBM end user community. For the fiscal year ended December 31, 2023, approximately 22% of our revenue was derived from two customers.

Corporate Developments

●

Flagship Solutions, LLC Merger: On June 1, 2021, the Company finalized the merger with Flagship Solutions, LLC, enhancing its offerings in IBM equipment, managed services, and cloud solutions. This strategic move bolsters the Company’s position in server monitoring, management, and data center infrastructure management.

●

Leadership Changes: Post-merger, Mark Wyllie was appointed as CEO of Flagship Solutions, LLC, with an agreement guaranteeing his obligations by Data Storage Corporation. Thomas Kempster succeeded Mark Wyllie as President of Flagship Solutions Group following Mark Wyllie’s resignation on October 28, 2022.

These developments highlight Data Storage Corporation’s strategic efforts to strengthen its market position, expand its service offerings, and navigate through competitive and financial challenges successfully.

Government Regulation Summary

Data Storage Corporation operates within a complex and evolving regulatory landscape, governed by a multitude of federal, state, local, and international privacy laws. These laws regulate the Company’s handling of personal and customer data, reflecting the growing importance of privacy in the digital age. Compliance with these regulations is critical, as failure to do so could result in legal action, loss of customer trust, and negative impacts on the Company’s reputation and operations.

Key Regulatory Frameworks:

●	General Compliance: The Company is committed to adhering to industry standards and the various privacy policies and obligations it holds towards third parties. This includes compliance with laws and regulations related to the protection and handling of personal information and customer data.

●	Healthcare Sector Compliance: Particularly significant is the Company’s compliance with health-related privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH). These regulations mandate strict controls over the handling of health information to protect patient privacy.

●	Business Associate Agreements (BAAs): For healthcare clients, the Company enters into BAAs that outline the permissible uses of health information, ensure the protection of this data through appropriate safeguards, and require notification of any unauthorized use or disclosure.

Compliance Measures Include:

●	Ensuring that the use or disclosure of personal health information aligns with the restrictions and permissions defined in BAAs.

●	Implementing robust administrative, physical, and technical safeguards to protect personal information.

●	Obligating the Company to report any unauthorized information use or disclosure to the client.

●	Permitting termination of the service by clients if the Company breaches BAA terms and cannot rectify the breach.

●	Mandating the return or destruction of all personal health information upon the termination of a client’s subscription.

The regulatory environment for Data Storage Corporation is marked by rapid changes and requires continuous vigilance to ensure compliance. As privacy regulations evolve, the Company may need to adjust its services and practices to remain compliant, thereby safeguarding its reputation and facilitating the development of new and innovative services that respect customer privacy.

Human Capital Resources Summary

Data Storage Corporation attributes its success to the skill and dedication of its workforce, consisting of 51 full-time and one part-time employees as of March 27, 2024. The team is diverse, with roles across executive management, administration, finance, sales, marketing, and a robust technical team, complemented by independent contractors for service support and installations as needed. The Company has no collective bargaining agreements in place and maintains a positive relationship with its employees.

Key aspects of our human capital management include:

●	Employee Composition: The workforce includes six in executive management, six in administration and finance, nine in sales, four in marketing, and twenty-seven in technical roles.

●	Compensation Strategy: Compensation programs are performance-aligned to incentivize both short-term and long-term achievements, aiming to attract, retain, and motivate talent.

●	Health and Safety: Employee health and safety are paramount, underscoring the Company’s commitment to its staff and operational philosophy.

Corporate Information

Office Location: The Company is based at 48 South Service Road, Suite 203, Melville, NY 11747.

Available Information: Official filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments, are accessible for free on the Company’s website (www.dtst.com) under the Investor Relations section following their SEC submission. The content on the Company’s website is not incorporated by reference into this Annual Report or any other SEC filings.

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. You should carefully consider the following risks together with the other information in this Annual Report.

Risks Related to Data Storage’s Business

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, the Company had net income attributable to common shareholders of $381,575 for the year ended December 31, 2023 and a net loss attributable to common shareholders of $4,356,802 for the year ended December 31, 2022. As of December 31, 2023, the Company had cash of $1,428,730, marketable securities of $11,318,196, and working capital of $11,011,407. There can be no assurance that the Company will continue to generate income in the future.

If the Company is unable to attract new customers to its infrastructure and disaster recovery/cloud subscription services on a cost-effective basis, its revenue and operating results would be adversely affected.

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

Having completed the merger with Flagship, the Company expects to continue to acquire complementary solutions, services, technologies, or businesses in the future. The Company may also enter into relationships with other businesses to expand its portfolio of solutions or its ability to provide its solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and its ability to complete these transactions may often be subject to conditions or approvals that are beyond its control. Consequently, these transactions, even if a definitive purchase agreement is executed and announced, may not close.

Acquisitions may also disrupt the Company’s business, divert its resources, and require significant management attention that would otherwise be available for the development of its business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized on a timely basis or at all or the Company may be exposed to known or unknown liabilities, including litigation against the companies that it may acquire. In connection with any such transaction, the Company may:

●	issue additional equity securities that would dilute its stockholders;

●	use cash that the Company may need in the future to operate its business;

●	incur debt on terms unfavorable to the Company, that it may be unable to repay, or that may place burdensome restrictions on its operations;

●	incur large charges or substantial liabilities; or

●	become subject to adverse tax consequences or substantial depreciation, deferred compensation, or other acquisition-related accounting charges.

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

We may not realize the anticipated benefits of the merger with Flagship or successfully integrate our businesses

On May 31, 2021, the Company completed the Merger. The Company expects that Flagship’s business will be synergistic with its existing IBM business and anticipates meaningful operation efficiency and that the Merger will provide a comprehensive one-stop provider to cross-sell solutions across each organization’s respective enterprise, as well as middle-market customers. Key offerings for the combined companies are expected to include a wide array of multi-cloud information technology solutions in highly secure, reliable enterprise level cloud services for companies using IBM Power systems, Microsoft Windows, and Linux, including Infrastructure as a Service (IaaS), Disaster Recovery of digital information as a Service (DRaaS), and Cyber Security as a Service (CSaaS).

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

The Company previously identified material weaknesses in its internal control over financial reporting, concluding that its disclosure controls were not effective, based on material weaknesses which ultimately contributed to the Company not designing and maintaining formal controls to analyze, account for, and disclose complex transactions, including the accounting for certain consideration received from a vendor. These material weaknesses resulted in the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the period ended June 30, 2022, related to accrued expenses, cost of goods sold, gross profit, loss from operations, net loss, earnings per share and the related disclosures. As of March 31, 2023, the material weaknesses has been remediated.

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

As of March 27, 2024, through their aggregate voting power, Messrs. Piluso, Schwartz and Kempster control approximately 37% of the Company’s outstanding common stock, giving them the ability to control a significant portion of the votes for the Company’s directors and all other matters requiring the approval of its stockholders, including the election of all its directors and the approval of a reverse stock split.

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

Many of these competitors benefit from significant competitive advantages over the Company, given their desire to enter this niche marketplace, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of these competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases. Some of these competitors may make acquisitions or enter strategic relationships to offer a more comprehensive service than the Company does. As a result, some of these competitors may be able to:

●	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

●	adapt to new or emerging technologies and changes in customer requirements more quickly;

●	bundle their offerings, including hosting services with other services they provide at reduced prices;

●	streamline their operational structure, obtain better pricing, or secure more favorable contractual terms, allowing them to deliver services and products at a lower cost;

●	take advantage of acquisition, joint ventures, and other opportunities more readily;

●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services, which could cause us to have to lower prices for certain services to remain competitive in the market; and

●	devote greater resources to the research and development of their products and services.

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

Additionally, consolidation activity through strategic mergers, acquisitions and joint ventures may result in new competitors that can offer a broader range of products and services, may have a greater scale or a lower cost structure. To the extent such consolidation results in the ability of vertically integrated companies to offer more integrated services to customers than the Company can, customers may prefer the single-source approach and direct more business to such competitors, thereby impairing the Company’s competitive position. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As the Company looks to market and sell its services to potential customers, the Company must convince its internal stakeholders that the Company’s services are superior to their current solutions. If the Company is unable to anticipate or react to these competitive challenges, its competitive position would weaken, which could adversely affect its business, financial condition, and results of operations. These combinations may make it more difficult for the Company to compete effectively and its inability to compete effectively would negatively impact its operating results. In addition, there can be no assurance that the Company will not be forced to engage in price-cutting initiatives, or to increase its advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on the Company’s revenue and operating results.

If a cyberattack was able to breach the Company’s security protocols and disrupt its data protection platform and solutions, any such disruption could increase its expenses, damage its reputation, harm its business and adversely affect its stock price.

The Company has implemented various protocols and regularly monitors its systems via security software to reduce any security vulnerabilities. The Company also relies on third-party providers for several critical aspects of its infrastructure cloud and disaster recovery business continuity services, and consequently, it does not maintain direct control over the security or stability of those associated systems. Furthermore, the firmware, software, and/or open-source software that its data protection solutions may utilize could be susceptible to hacking or misuse. In the event of the discovery of a significant security vulnerability, the Company would incur additional substantial expenses and its business would be harmed.

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

Any significant disruption in service in the Company’s computer systems, or caused by its third-party storage and system providers, could damage its reputation and result in a loss of customers, which would harm its business, financial condition, and operating results.

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

In addition, while the Company both operates and maintains elements of network infrastructure, some elements of this complex system are operated by third parties that the Company does not control and that would require significant time to replace. The Company expects this dependence on third parties to increase. In particular, the Company utilizes IBM and Intel to provide equipment and support. All of these third-party systems are located in data center facilities operated by third parties. While these data centers are of the highest level, Tier 3, there can be no assurance that they will not experience disruptions that will adversely impact the Company’s ability to service its customers. The Company’s data center leases expire at various times between 2023 and 2024 with rights of extension. If the Company were unable to renew these agreements on commercially reasonable terms, it may be required to transfer that portion of its computing and storage capacity to new data center facilities, and it may incur significant costs and possible service interruption in connection with doing so.

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

The Company relies on third-party providers for several critical aspects of its infrastructure cloud and disaster recovery business continuity services, and consequently, it does not maintain direct control over the security or stability of the associated systems. Furthermore, the firmware, software and/or open-source software that its data protection solutions may utilize could be susceptible to hacking or misuse. In the event of the discovery of a significant security vulnerability, the Company would incur additional substantial expenses and its business would be harmed.

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

Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. In addition, the SEC now also requires disclosure of material data security breaches. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures. Any security breach, whether successful or not, would harm the Company’s reputation and could cause the loss of customers. Similarly, if a publicized breach of data security at any other cloud backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for cloud backup services or commercial transactions generally. Any of these events could have material adverse effects on the Company’s business, financial condition, and operating results.

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

If the Company’s efforts to satisfy its existing customers are not successful, it may not be able to retain them, and as a result, its revenue and ability to grow would be adversely affected. The Company may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If the Company’s approximate 94% retention rate significantly decreases, it may need to increase the rate at which it adds new customers in order to maintain and grow its revenue, which may require it to incur significantly higher advertising and marketing expenses than it currently anticipates, or its revenue may decline. A significant decrease in the Company’s retention rate would therefore have an adverse effect on its business, financial condition, and operating results. The Company’s estimates of the number of employees it retains, and advertising costs are based to a large extent upon its subscription contracts, which may be terminated by customers typically upon 90 days’ notice prior to the ending term of their contract for services.

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

The Company maintains a network of distributors, which refer customers to it through links on their websites or promotion to their customers. The number of customers that the Company can add through these relationships is dependent on the marketing efforts of distributors, over which it has little control. If the Company is unable to maintain its relationships, or renew contracts on favorable terms, with existing partners and distributors or establish new contractual relationships with potential partners and distributors, it may experience delays and increased costs in adding customers, which could have a material adverse effect on the Company. The Company’s distributors also provide services to other third parties and therefore may not devote their full time and attention to promoting the Company’s products and services.

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

Given the Company’s market focus, maintaining and enhancing its brand is critical to its success. The Company believes that the importance of brand recognition and loyalty will increase in light of the increasing competition in its markets. The Company plans to continue investing substantial resources to promote its brand, both domestically and internationally, but there is no guarantee that its brand development strategies will enhance the recognition of its brand. Some of the Company’s existing and potential competitors have well-established brands with greater recognition than it has. If the Company’s efforts to promote and maintain the Company’s brand are not successful, the Company’s operating results and its ability to attract and retain customers may be adversely affected. In addition, even if the Company’s brand recognition and loyalty increase, it may not result in increased use of its solutions or higher revenue.

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

The Company receives, stores, and processes personal information and other customer data and maintains specific protocols and procedures to help safeguard the privacy of that personal information and customer data. Personal privacy has become a significant issue in the United States and in many other countries where the Company may offer its offering of solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. The Company generally seeks to comply with industry standards and is subject to the terms of its privacy policies and privacy-related obligations to third parties. The Company strives to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the Company’s practices. Any failure or perceived failure by the Company to comply with its privacy policies, its privacy-related obligations to customers or other third parties, its privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against the Company by consumer advocacy groups or others and could cause its customers to lose trust in the Company, which could have an adverse effect on the Company’s reputation and business.

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

The Company has office locations in New York, Florida, and Texas, and data centers in New York, Massachusetts, North Carolina, Texas, and Canada. If the Company is unable to effectively manage a large and geographically dispersed group of employees and contractors or to anticipate its future growth and personnel needs, its business may be adversely affected. As the Company expands its business, it adds complexity to its organization and must expand and adapt its operational infrastructure and effectively coordinate throughout its organization. As a result, the Company has incurred and expects to continue to incur additional expenses related to its continued growth.

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

To execute the Company’s growth plan, it must attract and retain highly qualified personnel. Competition for these employees is intense, and the Company may not be successful in attracting and retaining qualified personnel. The Company, from time to time in the past, experienced, and it expects to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. The Company’s recent hires and planned hires may not become as productive as it expects, and it may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which it competes for experienced personnel have greater resources than it has. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity that they are to receive in connection with their employment. In addition, employees may be more likely to voluntarily exit the Company if the shares underlying their vested and unvested options, as well as unvested restricted stock units, have significantly depreciated in value resulting in the options they are holding potentially being significantly above the market price of the Company’s common stock and the value of the restricted stock units decreasing. If the Company fails to attract new personnel, or fails to retain and motivate its current personnel, its business and growth prospects could be severely harmed.

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

The Company relies on software licensed from third parties to develop and offer its solutions. In addition, the Company may need to obtain future licenses from third parties to use intellectual property associated with the development of its solutions, which might not be available to the Company on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of the Company’s solutions could result in delays in the provision of its solutions until equivalent technology is either developed by the Company, or, if available from others, is identified, obtained, and integrated, which delay could harm its business. Any errors or defects in third-party software could result in errors or a failure of its solutions, which could harm its business.

If the Company is unable to protect its domain names, its reputation, brand, customer base, and revenue, as well as its business and operating results, could be adversely affected.

The Company has registered domain names for websites (“URLs”) that it uses in its business, such as www.datastoragecorp.com. If the Company is unable to maintain its rights in these domain names, its competitors or other third parties could capitalize on the Company’s brand recognition by using these domain names for their own benefit. In addition, although the Company owns the Company’s domain name under various global top-level domains such as .com and .net, as well as under various country-specific domains, it might not be able to, or may choose not to, acquire or maintain other country-specific versions of the Company’s domain name or other potentially similar URLs. Domain names similar to the Company have already been registered in the U.S. and elsewhere, and its competitors or other third parties could capitalize on its brand recognition by using domain names similar to the Company’s. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If the Company loses the ability to use a domain name in a particular country, it may be forced to either incur significant additional expenses to market its solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell its solutions in that country. Either result could substantially harm its business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, the Company may not be able to acquire or maintain the domain names that utilize the Company’s name in all of the countries in which it currently conducts or intends to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. The Company may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, its brand or its trademarks. Protecting and enforcing the Company’s rights in its domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to the Company.

Risks Related to the Company’s Common Stock and Securities

The Company’s stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in its common stock could incur substantial losses.

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. By way of example, on September 1, 2023, the reported low sale price of the Company’s common stock was $3.21, and the reported high sales price was $3.75. For comparison purposes, on January 12, 2023, the price of the Company’s common stock closed at $1.61 per share, on October 17, 2023, its stock price closed at $3.49 per share, and on August 11, 2023, its stock price closed at $2.59 per share with no discernable announcements or developments by the Company or third parties (other than the filing of the Quarterly Report on Form 10-Q). The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The market price for the Company’s common stock may be influenced by many factors, including the following:

●	investor reaction to the Company’s business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to the Company’s products;

●	variations in the Company’s financial results or those of companies that are perceived to be similar to the Company;

●	the Company’s ability or inability to raise additional capital and the terms on which it raises it;

●	declines in the market prices of stocks generally;

●	the Company’s public disclosure of the terms of any financing which it consummates in the future;

●	an announcement that the Company has effected a reverse split of the Company’s common stock and treasury stock;

●	the Company’s failure to be profitable;

●	the Company’s failure to raise working capital;

●	any acquisitions we may consummate, including, but not limited to, the Merger;

●	announcements by the Company or its competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	the Company’s failure to meet financial forecasts it publicly discloses;

●	trading volume of the Company’s common stock;

●	sales of the Company’s common stock by it or its stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, and natural disasters such as hurricanes, floods, fires, earthquakes, tornadoes or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt the Company’s operations, disrupt the operations of its suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of the Company’s common stock, regardless of its operating performance. Since the stock price of its common stock has fluctuated in the past, has been volatile recently and may be volatile in the future, investors in its common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against the Company, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect its business, financial condition, results of operations and growth prospects. There can be no guarantee that the Company’s stock price will remain at current prices or that future sales of its common stock will not be at prices lower than those sold to investors.

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

We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

Our securities are listed on The Nasdaq Capital Market, a national securities exchange. We cannot be assured that we will continue to comply with the rules, regulations or requirements governing the listing of our common stock on Nasdaq Capital Market or that our securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that we fail to meet Nasdaq requirements, we may be subject to a delisting action by Nasdaq.

On January 18, 2024, Nasdaq notified the Company that due to the passing of Mr. Hoffman, the Company no longer complies with Nasdaq’s audit committee requirements as set forth in Rule 5605(c)(2)(A) of the Nasdaq listing standards. Nasdaq further notified the Company that, consistent with Rule 5605(c)(4) of the Nasdaq listing standards, Nasdaq provided the Company a cure period in order to regain compliance until the earlier of the Company’s next annual meeting of shareholders or December 30, 2024 or, if the next annual meeting of shareholders is held before June 27, 2024, then the Company must provide evidence of compliance no later than June 27, 2024. As of March 8, 2024, the Company believes that it has regained compliance with Rule 5605(c)(2)(A) of the Nasdaq listing standards although as of the date of this Annual Report we did not receive notification from Nasdaq that we regained compliance.

If Nasdaq delists our securities from trading on its exchange at some future date, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Upon exercise of the Company’s outstanding options or warrants, it will be obligated to issue a substantial number of additional shares of common stock which will dilute its present shareholders.

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of December 31, 2023, there were options and warrants outstanding convertible into an aggregate of 3,011,207 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of its common stock to decline.

Sales of large blocks of the Company’s common stock could depress the price of its common stock. The existence of these shares and shares of common stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to the Company’s common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make the Company’s ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that the Company deems reasonable or appropriate. If the Company’s existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of its common stock, such selling efforts may cause significant declines in the market price of its common stock. In addition, the shares of the Company’s common stock included in the Units and underlying warrants sold in the offering will be freely tradable without restriction or further registration under the Securities Act. As a result, a substantial number of shares of the Company’s common stock may be sold in the public market following this offering. If there are significantly more shares of common stock offered for sale than buyers are willing to purchase, then the market price of the Company’s common stock may decline to a market price at which buyers are willing to purchase the offered common stock and sellers remain willing to sell its common stock.

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

Data Storage Corporation is subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions include: limitations on the ability to engage in any “combination” with an “interested stockholder” (each, as defined in the Nevada Revised Statutes (“NRS”)) for two years from the date the person first becomes an “interested stockholder”; being subject to Sections 78.378 to 78.3793 of the NRS and allowing an “acquiring person” to obtain voting rights in “control shares” without shareholder approval; the ability of the Board to issue shares of currently undesignated and unissued preferred stock without prior stockholder approval; limitations on the ability of stockholders to call special meetings; and the ability of the Board to amend its amended Bylaws without stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The Company’s cyber risk management program's underlying processes and controls incorporate recognized best practices and standards for cybersecurity and information technology. We conduct annual risk assessments to identify risks related to company assets and business processes, assess the risk’s likelihood and potential consequences to the organization, and document any mitigating controls that are in place. Risks that are either highly likely to occur or whose impact on the organization is high are addressed through risk treatment, including risk acceptance, mitigation, transfer, or avoidance. The Company documents risk treatments and corresponding action items and tracks progress quarterly through an information security steering committee.

The Company maintains a comprehensive set of policies, standards, processes, and other documentation per the ISO 27001:2013 standard’s requirements, the most widely industry-accepted standard for managing organizational information and data security risks, for implementing an Information Security Management System (ISMS). Documentation addresses overall information security, access management, asset management, encryption, data retention and disposal, vulnerability management, and more. Together, these documents form the foundation of our ISMS and ensure organizational assets and processes for information security are managed, governed, and are operating effectively.

The Company’s management team oversees and administers its risk management program and informs senior management, the Cyber Security & Risk Committee of the Company’s Board of Directors (the “Board” or the “Board of Directors”), and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Cyber Security & Risk Committee of the Board of Directors consists of Matthew Grover and Uwayne A. Mitchell. The Company’s ISMS Steering Committee also oversees risks from cybersecurity threats. The Company also contracts with a third-party consultant to ensure the ISMS and information security controls comply with applicable standards and requirements.

The ISMS Steering Committee is specifically responsible for reviewing the adequacy of the Company’s information security controls. The committee, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, reviews vulnerabilities identified through the risk management process, the effectiveness of the Company’s cyber risk management program, and the emerging threat landscape and new cyber risks on a quarterly basis. This includes updates on the Company’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by the Cyber Security and Risk Committee at least annually as part of the Company’s corporate risk oversight processes. The Company also undergoes annual internal and external ISO 27001:2013 audits to proactively identify nonconformity issues within the ISMS and demonstrate ongoing compliance with the standard.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Cyber Security & Risk Committee of the Board of Directors, comprised of independent directors, is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof, the Company’s cybersecurity threat landscape, risks and the Company’s management and mitigation of cybersecurity risks and potential breach incidents.

The Company faces risks from cybersecurity threats that could adversely affect its business, financial condition, results of operations, cash flows, or reputation. The Company acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, the Company has not experienced a cybersecurity incident. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against its IT assets, data, and services and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

ITEM 2. PROPERTIES

The Company currently has three leases for office space, with two offices located in Melville, NY, and one office in Boca Raton, FL. The Company’s principal offices are located at 48 South Service Road, Suite 203, Melville, NY 11747. We also maintain offices located at 980 North Federal Highway, Suite 302, Boca Raton, FL 33432. The Company’s data centers are in New York, Massachusetts, North Carolina, and Texas. The Company believes that its current offices and facilities are adequate for the near future.

In August 2019, we entered into a new lease for a technology lab located in Melville, NY commencing on September 1, 2019. The term of this lease is for three years and 11 months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988. The lease was subsequently renewed for a one-year period commencing on August 1, 2023. The monthly rent is approximately $1,010.

A second lease for office space in Melville, NY, was entered into on November 20, 2017, which commenced on April 2, 2018. The term of this lease is five years and three months at $86,268 per year with an escalation of 3% per year with an ending date of July 31, 2023. The lease was subsequently renewed for a one-year period commencing on August 1, 2023. The monthly rent is approximately $8,334.

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

The Company leases technical space in New York, Massachusetts, and North Carolina. These leases are month to month and the monthly rent is approximately $40,442.

In 2020, the Company entered into a new technical space lease agreement in Dallas, TX. The lease term is 13 months and requires monthly payments of $1,403 and expired on July 31, 2023. The Company is now on a month to month basis with monthly payments of $4,729.

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

Holders of the Company’s Common Stock

As of March 27, 2024, we had 35 shareholders of record of the Company’s common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All the shares of the Company’s common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held or recorded by Cede & Co. as one stockholder.

Dividend Policy

The Company has not declared or paid dividends on common stock since its formation and does not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of Data Storage’s Board of Directors and will depend on the then- current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. Each share of Series A Preferred Stock entitles its holder to receive cash dividends at a rate of ten percent (10%) per annum on the original issue price, compounding annually, in preference to holders of common stock. Preferred dividends are accrued quarterly. No Preferred shares are outstanding, and no dividends have been paid to date since retiring in May 2021 one shareholder.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act, other than as previously disclosed in its filings with the Securities and Exchange Commission (the “SEC”).

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Equity Compensation Plan Information

See Part II-Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

ITEM 6. RESERVED

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

COMPANY OVERVIEW SUMMARY

Data Storage Corporation, based in Melville, New York, is a leading provider of data management and cloud solutions across multiple industries including healthcare, finance, manufacturing, and government. Through its subsidiaries, CloudFirst Technologies, Flagship Solutions LLC, and Nexxis, Inc., the Company offers a comprehensive suite of services designed to enhance operational resilience and data integrity for its clients.

Strategic Growth and Infrastructure: In response to a capital raise and Nasdaq uplisting in 2021, the Company expanded its distribution networks and bolstered its team, focusing on enhancing its sales, marketing, and technological capabilities. Data Storage Corporation operates six geographically diverse data centers across the U.S. and Canada, supporting its commitment to providing secure and reliable subscription-based services.

Core Services:

●	Business Continuity Solutions: Offers rapid recovery from system outages and disasters, ensuring minimal operational disruption.

●	Managed Cloud Infrastructure Services: Facilitates cloud migration and provides ongoing support for software applications and technical workloads in a multi-cloud environment.

●	Cyber Security: Delivers comprehensive security consultation, data protection, disaster recovery, and remote monitoring services, either integrated into cloud solutions or as standalone offerings.

Client Engagement and Revenue Generation: The Company engages with clients through direct business development efforts and a broad distribution network, offering solutions that lower barriers to entry for disaster recovery and cloud infrastructure services. While subscription-based services constitute a significant portion of its revenue, Data Storage Corporation also generates income from the sale of equipment and software, emphasizing cybersecurity, data storage, and IBM Power systems solutions.

This overview highlights Data Storage Corporation’s strategic approach to leveraging technology and expertise to meet the complex needs of its diverse client base, ensuring business continuity and security in an increasingly digital world.

Key Merger Highlights:

●	Synergistic Integration: The merger with Flagship is expected to create a unified platform that leverages both entities’ strengths in IBM solutions, managed services, and cloud-based security, promising enhanced operational efficiency.

●	Expanded Offerings: The combined expertise of Data Storage Corporation and Flagship Solutions is set to offer a comprehensive range of multi-cloud IT solutions, including Infrastructure as a Service (IaaS), Disaster Recovery as a Service (DRaaS), and Cyber Security as a Service (CSaaS), targeting both enterprise and mid-market customers.

●

Strategic Growth: Post-merger, the focus remains on harnessing this strategic integration to extend the range of high-security, reliable cloud services for IBM Power systems, Microsoft Windows, and Linux platforms. The Company is committed to continuing its growth through further synergistic acquisitions. As of January 1, 2024 CloudFirst Technologies and Flagship Solutions LLC have merged.

Operational Footprint:

Data Storage Corporation operates from offices in New York, Florida and Texas, equipped with technology centers designed to meet client requirements effectively. The Company also employs remote staff to complement its office teams and manages a robust infrastructure across six geographically diverse data centers in the United States and Canada, supporting its comprehensive subscription-based solutions.

This merger represents a pivotal step in Data Storage Corporation’s strategy to expand its service offerings and enhance its competitive edge in the rapidly evolving cloud services and IT solutions market.

RESULTS OF OPERATIONS

Year ended December 31, 2023, as compared to December 31, 2022

Revenue

Sales for the year ended December 31, 2023, increased by approximately 5% to $24,959,576 as compared to sales for the year ended December 31, 2022, of $23,870,837. The Company derives its sales from four types of services that we provide: infrastructure & disaster recovery/cloud services which is the largest source of our sales, followed by managed services, equipment and software sales, and Nexxis, VoIP and internet access services. The cloud infrastructure & disaster recovery/cloud services are subscription-based. We also provide equipment and software and actively participate in collaboration with IBM to provide innovative business solutions to clients. The professional services are providing the client cloud infrastructure and or Disaster Recovery implementation services as well as time and materials billing. Substantially all of the Company’s sales were to customers in the United States, with less than 2% of its sales to international customers. During the year ended December 31, 2023, the Company derived approximately 24% of our revenue from equipment and software sales, 39% of our revenue from infrastructure & disaster recovery/cloud services, 32% of our revenue from managed services, 4% of our revenue from Nexxis VoIP services. During the year ended December 31, 2022, we derived approximately 26% of our revenue from equipment and software sales, 34% of our revenue from infrastructure & disaster recovery/cloud services, 35% of our revenue from managed services, and 3% of our revenue from Nexxis VoIP services.

The following chart details the changes in the Company’s sales for the years ended December 31, 2023 and 2022, respectively.

	For the Year
	Ended December 31,
	2023	2022	$ Change	% Change
Cloud Infrastructure & Disaster Recovery	$9,695,833	$8,300,378	$1,395,455	17%
Equipment and Software	6,056,723	6,194,634	(137,911)	(2)%
Managed Services	8,040,384	8,445,455	(405,071)	(5)%
Nexxis VoIP Services	1,012,193	799,675	212,518	27%
Other	154,443	130,695	23,748	18%
Total Sales	$24,959,576	$23,870,837	$1,088,739	5%

Expenses

Cost of sales. For the year ended December 31, 2023, cost of sales was $15,383,251, a decrease of $404,293, or 3%, compared to $15,787,544 for the year ended December 31, 2022. The decrease of $404,293 was mostly related to new, negotiated pricing at Flagship, offset by an increase in cost of sales at CloudFirst and Nexxis due to the increase in revenue.

Impairment of goodwill. During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $2,322,000 regarding its Flagship segment. There were no goodwill impairment charges during the year ended December 31, 2023.

Selling, general and administrative expenses. For the year ended December 31, 2023, selling, general and administrative expenses were $9,744,736, a decrease of $92,572, or 1%, as compared to $9,837,308 for the year ended December 31, 2022. The decrease is reflected in the chart below.

Selling, general and administrative expenses	For the Year
	Ended December 31,
	2023	2022	$ Change	% Change
Salaries	$5,036,038	$5,199,513	$(163,475)	(3)%
Professional Fees	1,143,700	927,441	216,259	23%
Software as a Service Expense	182,765	230,725	(47,960)	(21)%
Advertising Expenses	815,674	966,248	(150,574)	(16)%
Commissions Expense	1,420,492	1,301,949	118,543	9%
Amortization and Depreciation Expense	293,166	294,477	(1,311)	0%
Travel and Entertainment Expense	202,051	280,763	(78,712)	(28)%
Rent and Occupancy Expense	225,466	219,545	5,921	3%
Insurance Expense	119,472	111,294	8,178	7%
All Other Expenses	305,912	305,353	559	0%
Total Expenses	$9,744,736	$9,837,308	$(92,572)	(1)%

Salaries. Salaries decreased as a result of a reduction in stock-based compensation at Flagship, offset by an increase in employee benefits due to the addition of a new employee benefit program in 2023.

Professional Fees. Professional fees increased primarily due to an increase in legal fees relating to employment matters and other corporate projects.

Software as a Service Expense (SaaS). SaaS decreased due to the completion of certain consulting engagements related to one of our customer relationship management platforms.

Advertising Expenses. Advertising Expenses decreased due to non-renewal of a marketing program at Flagship.

Commissions Expense. Commissions expense increased due to an increase in sales at CloudFirst and Nexxis.

Travel and Entertainment. Travel and Entertainment expense decreased due to less travel by executives and reduced corporate events.

Rent and Occupancy. Rent and Occupancy increased primarily due to contractual increases in rent for office space.

All Other Expenses. Increased primarily due to an increase in bad debt expense offset by a reduction in all other expenses.

Other Income (Expense). Other income (expense) for the year ended December 31, 2023, increased $800,576 to $467,727 from $(332,848) for the year ended December 31, 2022. The increase in other income (expense) is primarily attributable to net interest income for the year ended December 31, 2023 from marketable securities and a decrease in impairment of deferred offering costs.

Income (Loss) before provision for income taxes. Net income before provision for income taxes for the year ended December 31, 2023, was $299,316, as compared to a loss before provision for income taxes of $4,408,863 for the year ended December 31, 2022, primarily attributable to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent the Company is successful in growing its business, identifying potential acquisition targets, and negotiating the terms of such acquisitions, and where the purchase price may include a cash component, the Company expects to use its working capital and the proceeds of any financing to finance such acquisition costs.

The Company’s conclusion concerning its liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, the Company may not be able to meet its liquidity needs, which will require a renegotiation of related party capital equipment leases, a reduction in advertising and marketing programs, and/or a reduction in salaries for officers that are major shareholders.

The Company has long-term contracts to supply its subscription-based solutions that are invoiced to clients monthly. The Company believes its total contract value of its subscription contracts with clients based on the actual contracts that it has to date, exceeds $10 million. Further, the Company continues to see an uptick in client interest distribution channel expansion and in sales proposals. In 2024, the Company intends to continue to work to increase its presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the year ended December 31, 2023, Data Storage’s cash decreased $857,992 to $1,428,730 from $2,286,722 on December 31, 2022.For the year ended December 31, 2023, net cash of $3,873,047 was provided by Data Storage’s operating activities resulting primarily from changes in net working capital requirements. Net cash of $3,852,245 was used in investing activities for the year ended December 31, 2023, primarily related to the purchase of short-term investments and capital expenditures. Net cash of $878,794 was used in financing activities for the year ended December 31, 2023, primarily related to payments in connection with finance lease obligations and payments for deferred offering costs. This was primarily offset by cash received in connection with the exercise of stock options.

The Company’s working capital was $11,011,407 on December 31, 2023, increasing by $156,000 from $10,855,407 at December 31, 2022. The increase is primarily attributable to a decrease in cash, accounts receivable, prepaids and other current assets, accounts payable and leases payable related party. This was offset by an increase in short-term investments and deferred revenue.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2023, and 2022, respectively:

For the year ended December 31, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income (loss)	$2,598,026	$27,853	$(229,377)	$(2,097,186)	$299,316

Non-GAAP adjustments:
Depreciation and amortization	1,016,900	283,337	705	652	1,301,594
Interest and letter of credit fees	74,502	—	—	(542,229)	(467,227)
Stock-based compensation	64,184	97,820	17,603	326,598	506,205

Adjusted EBITDA	$3,753,612	$409,010	$(211,069)	$(2,312,165)	$1,639,388

For the year ended December 31, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Net income	$933,789	$(4,916,934)	$(292,731)	$(132,987)	$(4,408,863)

Non-GAAP adjustments:
Flagship acquisition costs	—	—	—	770	770
Depreciation and amortization	943,224	282,687	—		1,225,911
Interest and letter of credit fees	138,365	319	—	(8,598)	130,086
Impairment of goodwill	—	2,322,000	—	—	2,322,000
Stock-based compensation	101,522	513,320	7,204	112,433	734,479

Adjusted EBITDA	$2,116,900	$(1,798,608)	$(285,527)	$(28,382)	$4,383

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates are set forth below.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on December 31, 2023, approximate their carrying value as reflected in the balance sheet due to the short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Goodwill and Other Intangibles

The Company tests goodwill and other intangible assets for impairment on at least an annual basis. Impairment exists if the carrying value of a reporting unit exceeds its estimated fair value. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

For the year ended December 31, 2023, and 2022, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for three of its reporting units that the fair value of its reporting units was more likely than not greater than their carrying value, including Goodwill at December 31, 2023. However, based on this qualitative assessment on December 31, 2022 the Company determined that the carrying value of the Flagship reporting unit was more likely than not greater than its fair, including Goodwill. Based on the completion of the annual impairment test on December 31, 2022, the Company recorded an impairment charge of $2,322,000 for goodwill for the year ended December 31, 2022.

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients the ability to migrate their on-premise computing and digital storage to CloudFirst’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. Data Storage Corporation owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

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

The Company also derives both one-time and subscription-based revenue from providing support, management and renewal of software, hardware, third party maintenance contracts and third-party cloud services to clients. The managed services include help desk, remote access, operating system and software patch management, annual recovery tests and manufacturer support for equipment and on-gong monitoring of client system performance.

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

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: Subscription-based cloud service that encrypts and transfers data to a secure Tier 3 data center and further replicates the data to a second Tier 3 DSC technical center where it remains encrypted. Ensuring client retention schedules for corporate compliance and disaster recovery. Provides for twenty-four (24) hour or less recovery time and utilizes advanced data reduction, reduplication technology to shorten back-up and restore time.

2)	High Availability: A managed cloud subscription-based service that provides cost-effective mirroring software replication technology and provides one (1) hour or less recovery time for a client to be back in business.

3)	Cloud Infrastructure: subscription-based cloud service provides for “capacity on-demand” for IBM Power and X86 Intel server systems.

4)	Internet: Subscription-based service, offering continuous internet connection combined with FailSAFE which provides disaster recovery for both a client’s voice and data environments.

5)	Support and Maintenance: Subscription based service offers support for clients on their servers, firewalls, desktops or software. Services are provided 24x7x365 to our clients.

6)	Implementation / Set-Up Fees: Onboarding and set-up for cloud infrastructure and disaster recovery as well as Cyber Security.

7)	Equipment sales: Sale of servers and data storage equipment to the client.

9)	License: Granting SSL certificates and licenses.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation, and forfeitures are recognized as they occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Storage Corporation and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Given the significant judgments made by management to estimate the fair value of the reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of cash flows, such as revenue growth rates, and estimates of the weighted average cost of capital rate, required a high degree of auditor judgment.

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

Somerset, New Jersey

March 28, 2024

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,428,730	$2,286,722
Accounts receivable (less allowance for credit losses of $7,915 and $27,250 in 2023 and 2022, respectively)	1,259,972	3,502,836
Marketable securities	11,318,196	9,010,968
Prepaid expenses and other current assets	513,175	584,666
Total Current Assets	14,520,073	15,385,192

Property and Equipment:
Property and equipment	7,838,225	7,168,488
Less—Accumulated depreciation	(5,105,451)	(4,956,698)
Net Property and Equipment	2,732,774	2,211,790

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	62,981	226,501
Other assets	48,436	48,437
Intangible assets, net	1,698,084	1,975,644
Total Other Assets	6,048,172	6,489,253

Total Assets	$23,301,019	$24,086,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,608,938	$3,207,577
Deferred revenue	336,201	281,060
Finance leases payable	263,600	359,868
Finance leases payable related party	235,944	520,623
Operating lease liabilities short term	63,983	160,657
Total Current Liabilities	3,508,666	4,529,785

Operating lease liabilities	—	71,772
Finance leases payable	17,641	281,242
Finance leases payable related party	20,297	256,241
Total Long-Term Liabilities	37,938	609,255

Total Liabilities	3,546,604	5,139,040

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized;0 shares issued and outstanding in 2023 and 2022	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,880,460 and 6,822,127 shares issued and outstanding in 2023 and 2022, respectively	6,881	6,822
Additional paid in capital	39,490,285	38,982,440
Accumulated deficit	(19,505,803)	(19,887,378)
Total Data Storage Corp Stockholders’ Equity	19,991,363	19,101,884
Non-controlling interest in consolidated subsidiary	(236,948)	(154,689)
Total Stockholder’s Equity	19,754,415	18,947,195
Total Liabilities and Stockholders’ Equity	$23,301,019	$24,086,235

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Sales	$24,959,576	$23,870,837

Cost of sales	15,383,251	15,787,544

Gross Profit	9,576,325	8,083,293

Impairment of goodwill	—	2,322,000
Selling, general and administrative	9,744,736	9,837,308

Loss from Operations	(168,411)	(4,076,015)

Other Income (Expense)
Interest income	542,229	10,969
Interest expense	(74,502)	(141,056)
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	—	(127,343)
Other expense	—	(75,418)
Total Other Income (Expense)	467,727	(332,848)

Income (Loss) before provision for income taxes	299,316	(4,408,863)

Provision from (Benefit from) income taxes	—	—

Net Income (Loss)	299,316	(4,408,863)

Loss in Non-controlling interest in consolidated subsidiary	82,259	52,061

Net Income (Loss) Attributable to Common Stockholders	$381,575	$(4,356,802)

Earnings (loss) per Share – Basic	$0.06	$(0.64)
Earnings (loss) per Share – Diluted	$0.05	$(0.64)
Weighted Average Number of Shares – Basic	6,841,094	6,775,140
Weighted Average Number of Shares – Diluted	7,215,069	6,775,140

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance January 1, 2022	—	$—	6,693,793	$6,694	$38,241,155	$(15,530,576)	$(102,628)	$22,614,645
Stock Options Exercised	—	—	3,334	3	6,931	—	—	6,934
Stock-based compensation	—	—	125,000	125	734,354	—	—	734,479
Net Income (Loss)	—	—	—	—	—	(4,356,802)	(52,061)	(4,408,863)
Balance, December 31, 2022	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock options exercise	—	—	833	1	1,698	—	—	1,699
Stock-based compensation	—	—	57,500	58	506,147	—	—	506,205
Net Income (Loss)	—	—	—	—	—	381,575	(82,259)	299,316
Balance, December 31, 2023	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$299,316	$(4,408,863)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,301,594	1,225,911
Stock based compensation	506,205	734,479
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	—	127,343
Impairment of goodwill	—	2,322,000
Changes in Assets and Liabilities:
Accounts receivable	2,242,864	(1,118,469)
Other assets	—	54,788
Prepaid expenses and other current assets	71,491	(48,265)
Right of use asset	163,520	195,817
Accounts payable and accrued expenses	(598,638)	1,864,188
Deferred revenue	55,141	(85,799)
Operating lease liability	(168,446)	(199,329)
Net Cash Provided by Operating Activities	3,873,047	663,801
Cash Flows from Investing Activities:
Capital expenditures	(1,545,017)	(127,257)
Purchase of marketable securities	(2,307,228)	(9,010,968)
Net Cash Used in Investing Activities	(3,852,245)	(9,138,225)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(520,624)	(867,741)
Repayments of finance lease obligations	(359,869)	(386,509)
Payments for deferred offering costs	—	(127,341)
Cash received for the exercise of stock options	1,699	6,934
Net Cash Used in Financing Activities	(878,794)	(1,374,657)

Decrease in Cash and Cash Equivalents	(857,992)	(9,849,081)

Cash and Cash Equivalents, Beginning of Period	2,286,722	12,135,803

Cash and Cash Equivalents, End of Period	$1,428,730	$2,286,722
Supplemental Disclosures:
Cash paid for interest	$65,057	$127,871
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by finance lease	$—	$1,094,051

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in six technical centers in New York, Massachusetts, Texas, North Carolina and Canada.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net loss or net cash provided by operating activities. During the year ended December 31, 2023, we adopted a change in presentation on our consolidated statements of in order to present interest income as a standalone line, the presentation of which is consistent with our peers. Prior periods have been revised to reflect this change in presentation.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the ASU and expect to include updated segment expense disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the ASU and expect to include updated income tax disclosures.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on December 31, 2023, approximate their carrying value as reflected in the balance sheet due to the short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity at the time of purchase, of three months or less, to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash equivalents of $1,428,730 and $2,286,722 respectively.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the years ended December 31, 2023, and 2022

As of January 1, 2022	$—
Purchase of equity investments	9,010,968
Unrealized gains	—
As of December 31, 2022	9,010,968
Purchase of equity investments	2,307,228
Unrealized gains	—
As of December 31, 2023	$11,318,196

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

As of December 31, 2023, DSC had one customer with an accounts receivable balance representing 20% of total accounts receivable. As of December 31, 2022, the Company had two customers with an accounts receivable balance representing 23% and 14% of total accounts receivable.

For the year ended December 31, 2023, the Company had two customers that accounted for 12% and 10% of revenue. For the year ended December 31, 2022, the Company had two customers that accounted for 18% and 11% of revenue.

Accounts Receivable/Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivables are uncollateralized, non-interest-bearing customer obligations. Accounts receivable are typically due within 30 days. The allowance for credit losses reflects the estimated accounts receivable that will not be collected due to credit losses. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Clients invoiced in advance for services are reflected in deferred revenue on the Company's balance sheet.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to other income and expenses in the consolidated statement of operations. In accordance with this policy, for the years ended December 31, 2023, and 2022, the Company expensed financing costs of $0 and $127,343, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2023, and 2022, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2023, 2022, 2021, and 2020 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

Goodwill and Other Intangibles

The Company tests goodwill and other intangible assets for impairment on at least an annual basis. Impairment exists if the carrying value of a reporting unit exceeds its estimated fair value. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

For the year ended December 31, 2023, and 2022, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for two of its reporting units that the fair value of those reporting units was more likely than not greater than their carrying value, including Goodwill at December 31, 2023. However, based on this qualitative assessment on December 31, 2022 the Company determined that the carrying value of the Flagship reporting unit was more likely than not greater than its fair value, including Goodwill. Based on the completion of the annual impairment test on December 31, 2022, the Company recorded an impairment charge of $2,322,000 for goodwill for the year ended December 31, 2022.

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients with the ability to migrate their on-premises computing and digital storage to DSC’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. DSC owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

Clients can subscribe to an array of disaster recovery solutions without subscribing to cloud infrastructure. Product offerings provided directly from DSC are High Availability, Data Vaulting and retention solutions, including standby servers which allows clients to centralize and streamline their mission-critical digital information and technical environment while ensuring business continuity if they experience a cyber-attack or natural disaster. Client’s data is vaulted at two data centers with the maintenance of retention schedules for corporate governances and regulations all to meet their back to work objective in a disaster.

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

The Company also derives both one-time and subscription-based revenue from providing support, management and renewal of software, hardware, third party maintenance contracts and third-party cloud services to clients. The managed services include help desk, remote access, operating system and software patch management, annual recovery tests and manufacturer support for equipment and on-going monitoring of client system performance.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Year
Ended December 31, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$9,487,329	$208,504	$9,695,833
Equipment and Software	6,056,723	—	6,056,723
Managed Services	7,903,736	136,648	8,040,384
Nexxis VoIP Services	1,012,193	—	1,012,193
Other	150,950	3,493	154,443
Total Revenue	$24,610,931	$348,645	$24,959,576

For the Year
Ended December 31, 2022
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$8,116,523	$183,855	$8,300,378
Equipment and Software	6,194,634	—	6,194,634
Managed Services	8,323,329	122,126	8,445,455
Nexxis Services	799,675	—	799,675
Other	130,695	—	130,695
Total Revenue	$23,564,856	$305,981	$23,870,837

For the Year
Ended December 31,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	$6,211,166	$6,325,328
Products and services transferred over time	18,748,410	17,545,509
Total Revenue	$24,959,576	$23,870,837

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. During the year ended December 31, 2022, the Company recognized $146,159 in sales that was recorded as deferred revenue as of December 31, 2021. During the year ended December 31, 2023, the Company recognized $277,375 in sales that was recorded as deferred revenue as of December 31, 2022.

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

License - granting SSL certificates and other licenses

Performance obligations as it relates to licensing is when the control of the product transfers, either at a point in time or over time, depending on the nature of the license. The revenue standard identifies two types of licenses of IP: (i) a right to access IP; and, (ii) a right to use IP. To assist in determining whether a license provides a right to use or a right to access IP, ASC 606 defines two categories of IP: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional IP and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $815,674 and $966,268 for advertising costs for the year ended December 31, 2023, and 2022, respectively.

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation, and forfeitures are recognized as they occur.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022

Net Income (Loss) Available to Common Shareholders	$381,575	$(4,356,802)

Weighted average number of common shares - basic	6,841,094	6,775,140
Dilutive securities
Options	373,975	—
Warrants	—	—
Weighted average number of common shares - diluted	7,215,069	6,775,140

Earnings (Loss) per share, basic	$0.06	$(0.64)
Earnings (Loss) per share, diluted	$0.05	$(0.64)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Year ended December 31,
	2023	2022
Options	221,372	301,391
Warrants	2,415,860	2,419,193
	2,637,232	2,720,584

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2023	2022
Prepaid marketing & promotion	$13,525	$4,465
Prepaid subscriptions and license	362,760	439,088
Prepaid maintenance	31,311	45,216
Prepaid insurance	63,247	54,564
Other	42,332	41,333
Total prepaids and other current assets	$513,175	$584,666

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,	December 31,
	2023	2022
Storage equipment	$60,288	$60,288
Furniture and fixtures	21,625	20,860
Leasehold improvements	20,983	20,983
Computer hardware and software	117,379	93,062
Data center equipment	7,617,950	6,973,295
Gross Property and equipment	7,838,225	7,168,488
Less: Accumulated depreciation	(5,105,451)	(4,956,698)
Net property and equipment	$2,732,774	$2,211,790

Depreciation expense for the years ended December 31, 2023, and 2022 was $1,024,034 and $946,989, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,434,218	1,179,881
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	29,067	3,935
Total intangible assets subject to amortization		3,889,248	2,705,432	1,183,816
Total Goodwill and Intangible Assets		$8,642,187	$2,705,432	$5,936,755

Scheduled amortization over the next five years are as follows:

Twelve months ending December 31,
2024	$271,078
2025	267,143
2026	267,143
2027	267,143
2028	111,309
Thereafter	—
Total	$1,183,816

Amortization expense for the years ended December 31, 2023, and 2022 was $277,560 and $278,922 respectively.

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

Finance Lease Obligations

On June 1, 2020, the Company entered into a lease agreement with a finance company to lease technical equipment. The lease obligation was payable in monthly installments of $5,008. The lease carried an interest rate of 7% and was a three-year lease. The term of the lease ended June 1, 2023.

On June 29, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation was payable in monthly installments of $5,050. The lease carried an interest rate of 7% and was a three-year lease. The term of the lease ended June 29, 2023.

On July 31, 2020, the Company entered into a lease agreement for technical equipment with a finance company. The lease obligation was payable in monthly installments of $4,524. The lease carried an interest rate of 7% and was a three-year lease. The term of the lease ended July 31, 2023.

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

Finance Lease Obligations – Related Party

On April 1, 2018, the Company entered into a lease agreement with Systems Trading Inc. (“Systems Trading”) to refinance all equipment leases into one lease. This lease obligation was payable to Systems Trading with bi-monthly installments of $23,475. The lease carried an interest rate of 5% and is a four-year lease. The term of the lease ended April 16, 2022. Systems Trading is owned and operated by Harold Schwartz the president of CloudFirst.

On January 1, 2019, the Company entered into a lease agreement with Systems Trading. This lease obligation was payable to Systems Trading with monthly installments of $29,592. The lease carried an interest rate of 6.75% and was a five-year lease. The term of the lease ended December 31, 2023.

On April 1, 2019, the Company entered into two lease agreements with Systems Trading to add data center equipment. The first lease calls for monthly installments of $1,328 and expires on March 1, 2022. It carries an interest rate of 7%. The second lease calls for monthly installments of $461 and expires on March 1, 2022. It carries an interest rate of 6.7%.

On January 1, 2020, the Company entered into a lease agreement with Systems Trading to lease equipment. The lease obligation was payable to Systems Trading with monthly installments of $10,534. The lease carried an interest rate of 6% and was a three-year lease. The term of the lease ended January 1, 2023.

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

The components of lease expense were as follows:

Year Ended December 31, 2023
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$970,392
Interest on lease liabilities, included in interest expense	65,057
Operating lease:
Amortization of assets, included in total operating expense	141,012
Interest on lease liabilities, included in total operating expense	5,279
Total net lease cost	$1,181,740
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$62,981

Current operating lease liabilities	$63,983
Noncurrent operating lease liabilities	—
Total operating lease liabilities	$63,983

December 31, 2023
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(4,493,204)
Property and equipment, net	$1,028,512

Current obligations of finance leases	$499,544
Finance leases, net of current obligations	37,938
Total finance lease liabilities	$537,482

Supplemental cash flow and other information related to leases were as follows:

Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$168,446
Financing cash flows related to finance leases	$880,493

Weighted average remaining lease term (in years):
Operating leases	0.84
Finance leases	2.80

Weighted average discount rate:
Operating leases	4%
Finance leases	7%

Long-term obligations under the operating and finance leases at December 31, 2023, mature as follows:

For the Twelve Months Ended December 31,	Operating Leases	Finance Leases
2024	65,458	485,187
2025	—	71,764
Total lease payments	65,458	556,951
Less: Amounts representing interest	(1,475)	(19,469)
Total lease obligations	63,983	537,482
Less: long-term obligations	—	(37,938)
Total current	$63,983	$499,544

As of December 31, 2023, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the year ended December 31, 2023 and 2022 was $276,676 and $212,948, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $0.6 million in payments over the next 3 years.

Note 8 - Stockholders’ Equity

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

During the year ended December 31, 2023, employees exercised 833 options into shares of Common Stock. The Company received $1,699 for these options.

Common Stock Options

On June 5, 2023, the Company registered an additional 700,000 shares of common stock under the 2021 Stock Incentive Plan.

A summary of the Company’s options activity and related information follows:

	Number of		Weighted	Weighted
	Shares	Range of	Average	Average
	Under	Option Price	Exercise	Contractual
	Options	Per Share	Price	Life
Options Outstanding at January 1, 2021	267,467	$2.00 – 16.00	$5.19	6.94
Options Granted	117,343	1.48 – 5.87	2.72	10.00
Exercised	(3,334)	2.00 – 2.16	2.08	—
Expired/Cancelled	(80,085)	2.00 – 16.00	7.49	—
Options Outstanding at December 31, 2022	301,391	$2.00 – 15.76	$3.46	7.45
Options Granted	354,685	1.48 – 15.76	1.93	10.00
Exercised	(833)	2.04	2.04	—
Expired/Cancelled	(59,896)	2.16 – 5.80	4.14	—
Options Outstanding at December 31, 2023	595,347	$1.48 -14.00	$2.48	6.87

Options Exercisable at December 31, 2023	192,989	$1.48 – 14.00	$3.34	5.82

Share-based compensation expense for options totaling $315,815 and $282,193 was recognized in our results for the years ended December 31, 2023, and 2022, respectively.

The intrinsic value of outstanding options as of December 31, 2023, and 2022 was $391,283 and $0 respectively.

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

As of December 31, 2023, there was $567,810 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.1 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2023, and 2022, are set forth in the table below.

	2023	2022
Weighted average fair value of options granted	$1.74	$2.72
Risk-free interest rate	3.48% - 4.59%	1.63% - 3.83%
Volatility	133 - 199%	199 - 214%
Expected life (years)	5 – 10 years	10 years
Dividend yield	—%	—%

Share-based awards, restricted stock award (“RSAs”)

On March 31, 2022, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s Compensation as a group amount of $40,375. The shares vest one year after issuance.

On June 30, 2022, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s Compensation as a group amount of $30,625. The shares vest one year after issuance.

On September 30, 2022, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s Compensation as a group amount of $25,000. The shares vest one year after issuance.

On December 31, 2022, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s Compensation as a group amount of $18,500. The shares vest one year after issuance.

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

On April 10, 2023, the Company granted certain employees an aggregate of 50,000 RSA’s. Compensation as a group amounted to $90,000. The shares vest one third each year for three years after issuance.

On June 30, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs Compensation as a group amount of $29,125. The shares vest one year after issuance.

On September 30, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs Compensation as a group amount of $38,875. The shares vest one year after issuance.

On October 11, 2023, the Company granted certain employees an aggregate of 687 RSA’s. Compensation as a group amount to $2,497. The shares vest one third each year for three years after issuance.

On December 31, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 10,000 RSAs Compensation as a group amount of $28,751. The shares vest one year after issuance.

A summary of the activity related to RSUs for the year ended December 31, 2023, is presented below:

Restricted Stock Units (RSUs)	Shares	Fair Value
RSUs non-vested at January 1, 2022	—	—
RSUs granted	50,000	$1.48 - 3.23
RSUs vested	—	—
RSUs forfeited	—	—
RSUs non-vested at December 31, 2022	50,000	$1.48 – 3.23
RSUs granted	216,659	$1.61 – 3.63
RSUs vested	(57,500)	$1.48 – 3.23
RSUs forfeited	—	—
RSUs non-vested at December 31, 2023	209,159	$1.48 - 3.23

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $190,389 and $52,285 for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, there was $289,188 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.1 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of warrant activity and related information

				Weighted
	Number of	Range of	Weighted	Average
	Shares	Option Price	Average	Contractual
	Under Options	Per Share	Exercise Price	Life
Warrant Outstanding at January 1, 2022	2,419,193	$7.43 – 0.40	$6.87	4.67
Warrant Granted	—	—	—	—
Warrant Outstanding at December 31, 2022	2,419,193	$7.43 – 0.40	$6.87	3.67
Warrant Granted	—	—	—	—
Warrant Expired	(3,333)	0.40	0.40	—
Warrant Outstanding at December 31, 2023	2,415,860	$7.43 – 0.40	$6.88	2.67

Warrant Exercisable at December 31, 2023	2,415,860	$7.43 – 0.40	$6.88	2.67

The intrinsic value of outstanding warrants as of December 31, 2023 and 2022 was $0 and $3,600 respectively.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event. No Preferred shares are issued as of December 31, 2022.

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. On May 18, 2021, the Company converted 1,401,786 shares of Series A Preferred Stock into 43,806 shares of common stock. Accrued dividends at December 31, 2022, were $0. There are no shares of Series A Preferred Stock outstanding.

Note 9 - Income Taxes

The components of deferred taxes are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$2,444,000	$2,368,000
Other	195,000	163,000
Total deferred tax assets	2,639,000	2,531,000
Deferred tax liabilities:
Property and equipment	—	(211,000)
Intangibles	(225,000)	(1,180,000)
Other	(65,000)	(63,000)
Total deferred tax liabilities	(290,000)	(1,454,000)

Valuation Allowance	(2,349,000)	(1,077,000)

Net deferred tax liabilities	$—	$—

The Company had federal and state net operating tax loss carry-forwards of $7,615,981 and $11,720,048, respectively as of December 31, 2023. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2029.

In 2023 and 2022, net deferred tax assets did not change due to the full allowance. The gross amount of the asset is predominantly due to the net operating loss carry-forward. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of December 31, 2023, and 2022.

A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended December 31, 2023 and 2022 to the Company’s loss before provision (benefit) for income taxes, is as follows:

	2023	2022
U.S. Federal Statutory Rate	21.0%	21.0%
State Taxes	7.3%	7.1%

Other permanent and prior period adjustments	9.1%	—%
Valuation allowance	(37.4)%	(28.1)%
Income tax provision	—%	—%

Note 10 – Litigation

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

Note 11 – Related Party Transactions

Finance Lease Obligations – Related Party

During the year ended December 31, 2023, the Company entered into two related party finance lease obligations. See Note 6 for details.

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $32,283 and $39,172 during the year ended December 31, 2023, and 2022, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione is a partner of Eisner & Maglione CPA’s LLC. The Company paid his firm $34,644 and $30,760 for accounting and due diligence services during the year ended December 31, 2023 and 2022 respectively.

Note 12 – Segment Information

We operate in three reportable segments: Nexxis, Flagship Solutions Group, and CloudFirst. Our segments were determined based on our internal organizational structure, the manner in which our operations are managed, and the criteria used by our Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating income or losses.

Operations of:	Products and services provided:
Nexxis Inc	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

Flagship Solutions, LLC	Flagship Solutions Group (FSG) is a managed service provider. FSG invoices clients primarily for services that assist the clients’ technical teams. FSG has few technical assets and utilizes the assets or software of other cloud providers, whereby managing 3rd party infrastructure. FSG periodically sells equipment and software.

CloudFirst Technologies Corporation	CloudFirst, provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.

The following tables present certain financial information related to our reportable segments and Corporate:

As of December 31, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$528,810	$701,010	$30,152	—	$1,259,972
Prepaid expenses and other current assets	353,881	65,373	18,157	75,764	513,175
Net Property and Equipment	2,706,435	20,790	2,905	2,644	2,732,774
Intangible assets, net	279,268	1,418,816	—	—	1,698,084
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	—	62,981	—	—	62,981
All other assets	—	—	—	12,795,362	12,795,362
Total Assets	$6,884,094	$3,491,941	$51,214	$12,873,770	$23,301,019

Accounts payable and accrued expenses	$687,342	$1,333,621	$65,161	$522,814	$2,608,938
Deferred revenue	231,253	104,948	—	—	336,201
Total Finance leases payable	281,241	—	—	—	281,241
Total Finance leases payable related party	256,241	—	—	—	256,241
Total Operating lease liabilities	—	63,983	—	—	63,983
Total Liabilities	$1,456,077	$1,502,552	$65,161	$522,814	$3,546,604

As of December 31, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,543,749	$1,924,184	$34,903	$—	$3,502,836
Prepaid expenses and other current assets	285,306	213,826	16,799	68,735	584,666
Net Property and Equipment	2,192,085	19,705	—	—	2,211,790
Intangible assets, net	279,268	1,696,376	—	—	1,975,644
Goodwill	3,015,700	1,222,971	—	—	4,238,671
Operating lease right-of-use assets	58,740	167,761	—	—	226,501
All other assets	—	—	—	11,346,127	11,346,127
Total Assets	$7,374,848	$5,244,823	$51,702	$11,414,862	$24,086,235

Accounts payable and accrued expenses	$1,069,278	$1,563,408	$40,091	$534,800	$3,207,577
Deferred revenue	115,335	165,725	—	—	281,060
Total Finance leases payable	641,110	—	—	—	641,110
Total Finance leases payable related party	776,864	—	—	—	776,864
Total Operating lease liabilities	62,960	169,469	—	—	232,429
Total Liabilities	$2,665,547	$1,898,602	$40,091	$534,800	$5,139,040

For the year ended December 31, 2023

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$13,510,866	$10,351,783	$1,096,927	$—	$24,959,576
Cost of sales	7,097,844	7,651,993	633,414	—	15,383,251
Gross Profit	6,413,022	2,699,790	463,513	—	9,576,325

Selling, general and administrative	2,723,593	2,388,600	692,185	2,638,764	8,443,142
Depreciation and amortization	1,016,901	283,337	705	651	1,301,594
Total operating expenses	3,740,494	2,671,937	692,890	2,639,415	9,744,736

Income (Loss) from Operations	2,672,528	27,853	(229,377)	(2,639,415)	(168,411)

Interest expense, net	(74,502)	—	—	542,229	467,727
Total Other Income (Expense)	(74,502)	—	—	542,229	467,727

Income (Loss) before provision for income taxes	$2,598,026	$27,853	$(229,377)	$(2,097,186)	$299,316

For the year ended December 31, 2022

	CloudFirst Technologies	Flagship Solutions LLC	Nexxis Inc.	Corporate	Total
Sales	$11,543,726	$11,395,770	$931,341	$—	$23,870,837
Cost of sales	6,145,450	9,041,684	600,410	—	15,787,544
Gross Profit	5,398,276	2,354,086	330,931	—	8,083,293

Selling, general and administrative	2,391,613	3,599,572	403,370	2,216,842	8,611,397
Impairment of goodwill	—	2,322,000	—	—	2,322,000
Depreciation and amortization	943,227	282,684	—	—	1,225,911
Total operating expenses	3,334,840	6,204,256	403,370	2,216,842	12,159,308

Income (Loss) from Operations	2,063,436	(3,850,170)	(72,439)	(2,216,842)	(4,076,015)

Interest expense, net	(138,365)	(319)	—	8,597	(130,087)
Other expense	—	(75,418)	—	—	(75,418)
Impairment of deferred offering costs	—	—	—	(127,343)	(127,343)
Total Other Income (Expense)	(138,365)	(75,737)	—	(118,746)	(332,848)

Income (Loss) before provision for income taxes	$1,925,071	$(3,925,907)	$(72,439)	$(2,335,588)	$(4,408,863)

Note 13 - Subsequent Events

Subsequent to December 31, 2023, the Company issued 122,089 options to employees through the 2021 Stock Incentive Plan. These options vest over three years and have exercise prices ranging from $2.93 - $3.22.

Subsequent to December 31, 2023, the Company entered into a lease agreement for office space in Melville, NY. The lease term is sixty-seven months and requires monthly payments of $11,931.08 and expires on October 30, 2029.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023, which would affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

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

Name	Age	Position
Charles M. Piluso	70	Chairman of the Board, Chief Executive Officer
Chris H. Panagiotakos	51	Chief Financial Officer
Harold J. Schwartz	59	Director, President
Thomas C. Kempster	57	Director, Executive Vice President
John Argen	69	Director
Lawrence A. Maglione, Jr.	62	Director
Matthew Grover	56	Director
Todd A. Correll	56	Director
Clifford Stein	66	Director
Nancy M. Stallone	63	Director
Uwayne A. Mitchell	40	Director

Charles M. Piluso, Chairman of the Board and, Chief Executive Officer

Mr. Piluso holds the positions of Chairman of the Board and Chief Executive Officer at Data Storage Corporation. Additionally, assumed the role of Treasurer in 2020. His entrepreneurial spirit led to the co-founding of our subsidiary, CloudFirst Technologies Corporation, in 2001. Prior to his tenure at Data Storage Corporation, Mr. Piluso co-founded North American Telecommunication Corporation, serving as its Chairman and President, and played a pivotal role in its growth as a facilities-based Competitive Local Exchange Carrier licensed in ten states. His leadership extended to International Telecommunications Corporation, where he served as Chairman and Founder, culminating in a successful consolidation that went public in 1997 with a value of $800 million. Mr. Piluso's academic credentials include a bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Master of Business Administration, all earned from St. John’s University. Past roles include Instructor Professor at St. John’s University, College of Business, and his service on the Board of Trustees of Molloy College from 2001 to 2013. Additionally, he has contributed to institutions such as St. John’s University, where he served on the Board of Governors from 2001 to 2016, earning the title of Governor Emeritus. Currently, Mr. Piluso serves on the Board of Advisors for the Nassau County Police Department Foundation.

We believe that Mr. Piluso’s technical expertise and management experience in the technology and communications sectors make him qualified to serve as a member of our Board.

Chris H. Panagiotakos, Chief Financial Officer

Mr. Panagiotakos assumed the role of Chief Financial Officer for the Company on May 18, 2021. Prior to joining us, he served as the Vice President, Corporate Controller of Cineverse Corp., formerly Cinedigm Corp., from April 2017 to March 2021. In this capacity, he oversaw the company’s accounting function, managed external audits, ensured compliance, and implemented controls while also focusing on staff training and development. Preceding his tenure as Vice President, Corporate Controller, Mr. Panagiotakos held the position of Corporate Assistant Controller at Cinedigm Corp. from October 2013 to April 2017. With over 26 years of experience in public company accounting, Mr. Panagiotakos brings a wealth of expertise to our financial leadership team. His extensive background includes various roles within the accounting department at Young Broadcasting Inc. from September 2004 to October 2013, including serving as Controller of one of its divisions and as Assistant Corporate Controller. Mr. Panagiotakos is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Bernard M. Baruch College, as well as a Master of Business Administration from Texas A&M University-Commerce. His comprehensive knowledge and proficiency in public company accounting matters make him a valuable asset to our financial operations.

Harold J. Schwartz, President and Director

Mr. Schwartz assumes the pivotal roles of President and Director at our organization, a position he has held since December 2016. His contributions to the Company's success extend beyond his tenure as Treasurer from 2016 to 2020. Additionally, he serves as President of CloudFirst and holds a seat on its board of directors. With a professional background spanning from 1988 to 2016, Mr. Schwartz served as Vice President of ABC Services, Inc., a company he co-founded. During his tenure, he played a key role in steering the strategic direction, operations, and business development of ABC Services and other affiliated ventures. Over the course of three decades, Mr. Schwartz has leveraged his expertise in IBM business systems, business continuity, and cybersecurity to empower organizations in enhancing IT performance, safeguarding data, and optimizing costs. Mr. Schwartz's entrepreneurial spirit led him to establish Systems Trading, Inc. in 1997, a technology leasing company, where he currently serves as Chief Executive Officer and President. Prior to founding these ventures, he honed his skills collaborating with various IBM business partners. Mr. Schwartz obtained his bachelor’s degree in business from California State University in San Bernardino.

We hold confidence in Mr. Schwartz's leadership acumen and qualifications to serve as President and Board member, underpinned by his track record of steering companies to success. His extensive experience in marketing, sales, and business development, coupled with his industry knowledge, makes him an asset to our organization.

Thomas C. Kempster, Executive Vice President and Director

Mr. Kempster brings a wealth of experience to his role as Executive Vice President and Director, a position he has held since February 2020, along with his membership on our Board since December 2016. Prior to his current executive positions, Mr. Kempster served as the President of Service Delivery until 2021, where he played a pivotal role in laying the foundation for the company’s acclaimed customer service standards. His leadership directly contributed to the establishment of the highly rated customer service that distinguishes our company today. Before joining Data Storage Corporation, Mr. Kempster founded ABC Services in 1994 and served as its president until 2016. ABC Services, an IBM Premier partner, specialized in providing managed services, equipment, and software, with a particular focus on IBM Power systems. In 2012, ABC Services embarked on a joint venture with Data Storage Corporation, leading to the establishment of Secure Infrastructure and Services (SIAS). This collaboration marked a significant milestone in providing cloud infrastructure on IBM Power systems. Ultimately, in 2016, ABC Services was acquired by Data Storage Corporation.

We firmly believe that Mr. Kempster’s extensive industry experience and diverse skill set make him exceptionally qualified to serve as a member of our Board. His practical expertise spans various competencies, underlining his valuable contributions to our organization's strategic direction and operational excellence.

John Argen, Director

With a tenure spanning since October 2008, Mr. Argen brings his expertise to our Board as a seasoned Business Consultant and Developer, specializing in information technology, telecommunications, and construction industries. His impressive 40-year career encompasses a wide spectrum of experiences, ranging from working with small business owners to Fortune 500 firms. As the CEO and founder of DCC Systems from 1992 to 2003, Mr. Argen demonstrated exceptional leadership in building the firm from the ground up, steering it to produce gross revenues exceeding $100 million in 2000. His innovative approach to Technology Design/Build Construction Development and Consulting Solutions earned accolades, including features on NBC's "Business Now" for his groundbreaking Technology Construction Management methodology. Prior to DCC Systems, Mr. Argen held senior management positions at ITT and Metromedia for 15 years and served as VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company, for 2 years. Throughout his career, he has been deeply involved in Operations, Marketing, Systems Engineering, Telecommunications, and Information Technology, overseeing technology-related and construction projects worth over a billion dollars. Mr. Argen's commitment to continued education is evident in his completion of over 2000 hours of corporate-sponsored courses. He holds a BPS in Finance from Pace University and a Federal Communication Commission (FCC) Radio Telephone 1st Class License, further underscoring his dedication to professional growth and development.

We believe that Mr. Argen's practical experience in managing the growth of companies, particularly in the technology and communication sectors, coupled with his knowledge and understanding of the industry, make him an asset to our Board. His insights and approaches will undoubtedly contribute to our ongoing success and growth initiatives.

Lawrence A. Maglione, Jr., Director

Mr. Maglione has been a member of our Board since October 2002, bringing with him a wealth of expertise in financial management and accounting. Additionally, he has served as a director of CloudFirst since August 29, 2001. As a partner in the accounting firm Eisner & Maglione CPAs, LLC since January 2007, Mr. Maglione has demonstrated his prowess in financial stewardship and strategic guidance. With 35 years of experience in financial management, Mr. Maglione's journey with our Company traces back to its inception in 2002. Additionally, he co-founded North American Telecommunications Corporation, a local telecommunications service provider. During his tenure at North American, Mr. Maglione held the roles of Chief Financial Officer and Executive Vice President, overseeing all finance, legal, and administration functions. Mr. Maglione's professional journey also encompasses over 35 years in public accounting, across various industries, including technology, retail services, and manufacturing. His educational background includes a Bachelor of Science degree in Accountancy from Hofstra University and a Master of Science in Taxation from Long Island University. He is also a Certified Public Accountant and a member of the New York State Society of CPAs.

We are confident that Mr. Maglione's extensive experience, leadership, and understanding of industry dynamics make him an invaluable asset to our Board, contributing to our strategic vision and financial growth.

Todd A. Correll, Director

Mr. Correll brings experience and expertise to our Board, having previously served as a member from August 2014 until September 2017, before being reappointed on November 5, 2019. His extensive background includes roles as a financial and operations executive consultant and board member for SACo, a prominent online retail operation from 2017 to 2022. From 2001 to 2017, Mr. Correll served as the CEO of Broadsmart Florida, Inc. ("Broadsmart"), a facility-based VoIP carrier, where he played a pivotal role in its transformation from a local phone company to a nationwide carrier offering IP-based dial tone, broadband, and ancillary services. His leadership was instrumental in Broadsmart's growth and eventual acquisition by Magic Jack in 2016 for $42 million. Despite the acquisition, Mr. Correll continued to serve as CEO until 2017. Mr. Correll's educational background includes studies at Syracuse University, and he holds both a pilot's license and a USCG Captain's license, indicative of his diverse skill set and dedication to excellence.

We believe that Mr. Correll's experience, particularly in the telecommunications and technology sectors, along with his proven track record of leadership and strategic insight, make him an invaluable addition to our Board, contributing to our continued growth and success.

Matthew Grover, Director

Mr. Grover has been a valued member of our Board since November 5, 2019. He brings with him a wealth of experience garnered from his impressive 23-year career at Altice USA, where he held various leadership positions, culminating in his role as Chief Revenue Officer (CRO). Altice USA stands as one of the nation's foremost providers of broadband communications and video services, serving approximately 4.9 million residential and business customers across 21 states through its Optimum and Suddenlink brands. During his tenure, Mr. Grover played a pivotal role in steering Altice USA's growth trajectory, overseeing diverse functions such as sales, retention, marketing, and product in both the B2C and B2B segments. Mr. Grover's journey at Altice USA commenced in 2001 when he joined the Lightpath division as Director of Sales Planning. Over the years, he demonstrated exceptional leadership and strategic acumen, earning promotions to increasingly senior roles. Notably, he served as Vice President and General Manager of Optimum West Commercial Services, where he managed all B2B operations across the Rocky Mountain States until its acquisition by Charter Communications in 2013. Subsequently, as Senior Vice President of Commercial Sales, Product, and Marketing, Mr. Grover played a pivotal role in driving commercial initiatives and expanding market reach. Prior to his tenure at Altice USA, Mr. Grover held several management positions over nearly a decade, including roles at North American Telecom and AT&T, where he honed his skills in sales, marketing, operations, and product. In addition to his corporate achievements, Mr. Grover is actively engaged in serving the community and academia. He serves as a Board Member of Data Storage Corporation and has previously contributed his expertise as a member of the Board of Trustees at Molloy College in Rockville Centre, New York. Mr. Grover holds a BA in Economics from Stony Brook University and earned his MBA from the University of Southern California.

We believe that Mr. Grover is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his public company operations experience, coupled with his strategic insight and commitment to excellence.

Clifford Stein, Director

Mr. Stein was appointed to the board of directors on January 12, 2024, and is the Chief Executive Officer of Savitar Realty Advisors, a real estate advisory firm founded by him in 1988 which provides assistance to lenders and financial institutions on nonperforming real estate assets. He is an attorney and has been a member of the Florida Bar Association since 1982. Mr. Stein has acted as an expert witness in various litigation matters involving real estate transactions and has been appointed as a Receiver, an Examiner and a Trustee in state and federal courts. Mr. Stein previously served on our board of directors from June 2010 to November 2020.

We believe that Mr. Stein is qualified to serve as a member of our Board because of his leadership and legal experience.

Nancy M Stallone, Director

Ms. Stallone was appointed as Director on March 5, 2024. With a background in accounting and finance, treasury and risk management, corporate governance and corporate leadership, she brings a wealth of experience to our Board. Since June 2016, Ms. Stallone has held the positions of Corporate Treasurer and Assistant Corporate Secretary at Comtech Telecommunications Corp., a global technology leader providing terrestrial and wireless network solutions, next-generation 9-1-1 emergency services, satellite and space communications technologies, and cloud-native capabilities to commercial and government customers worldwide. Prior to this role, she served as Vice President of Finance from 2006 to 2016 and as Corporate Secretary from 2016 to October 2023. Ms. Stallone's career journey includes key financial leadership roles, including Vice President of Internal Audit at Atkins Nutritionals, Inc. from 2004 to 2006 and Chief Financial Officer of North America for Techpack America, Inc., a division of Albéa Group, from 1996 to 2004. Prior to that, she held the position of Senior Manager at Deloitte & Touche LLP, where she provided financial services to various public and private companies in the manufacturing, distribution, and service industries from 1983 to 1996. A Certified Public Accountant in New York State and member of the American Institute of Certified Public Accountants, Ms. Stallone holds a Bachelor of Science in Accounting from Long Island University and an Executive MBA from St. Joseph's University. Her commitment to education is further reflected in her previous role as an adjunct professor in accounting at St. Joseph's University. Ms. Stallone's diverse expertise in finance and accounting, treasury and risk management coupled with her extensive experience in corporate governance, makes her a valuable addition to our Board. We are confident that her strategic insights and financial acumen will contribute significantly to our Company's continued growth and success.

We believe that Ms. Stallone is qualified to serve as a member of our Board because of her accounting and business experience.

Uwayne A. Mitchell, Director

Mr. Mitchell was appointed to the Board of Directors on March 5, 2024, and has served since December 2021 as privacy counsel to Riskonnect Inc. providing privacy legal advice on business projects and initiatives. From April 2021 until December 2021, he served as counsel to the data privacy team at The Government Employees Insurance Company (GEICO). From May 2018 until April 2021, he was an associate at the Law Office of Goldstein, Flecker & Hopkins. In 2005, upon graduation from New York Institute of Technology Mr. Mitchell worked at the Company as a computer technician. In 2009, he worked full-time at Data Storage Corporation in the daytime and attended law school at St. Johns Law School, evening division, at night. Mr. Mitchell holds a Juris Doctor from St. John’s University School of Law.

We believe that Mr. Mitchell is qualified to serve as a member of our Board because of his industry and legal experience.

Composition of our Board of Directors

Our Board of Directors currently consists of ten members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

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

Our Board has determined that: John Argen (Chair), Nancy M. Stallone and Matthew Grover are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s audit committee (the “Audit Committee”); (Chair), Todd A. Correll, and Matthew Grover are independent under the Nasdaq Listing Rules independence standards for the members of our Board’s compensation committee (the “Compensation Committee”); and Lawrence A. Maglione, Jr. (Chair), and John Argen are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s Nominating & Corporate Governance committee (the “Nominating & Corporate Governance Committee”).

Term of Office

Our directors are elected for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee.

Audit Committee

The Company has an Audit Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Audit Committee members are: John Argen (Chair), Matthew Grover and Nancy M. Stallone. The Board has determined that Nancy M. Stallone is an “Audit Committee Financial Expert” as defined by SEC rules and regulations. The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

The Company has a Compensation Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Compensation Committee members are Todd A. Correll and Matthew Grover. The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

Nominating & Corporate Governance Committee

The Company has a Nominating & Corporate Governance Committee consisting of non-executive directors, each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Nominating & Corporate Governance Committee members include Lawrence A. Maglione, Jr. (Chair) and John Argen. The Nominating & Corporate Governance Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Nominating & Corporate Governance Committee.

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

Merger and Acquisition Committee

The Company has a merger and acquisition committee (the “M&A Committee”) consisting of non-executive directors. The Merger and Acquisition Committee members are Lawrence A. Maglione, Jr. (Chair), John Argen, and Todd A. Correll.

Cyber Security & Risk Committee

The Company has a cyber security & risk committee (the “Cyber Security & Risk Committee”) consisting of non-executive directors. The Cyber Security & Risk Committee members are Matthew Grover (Chair), and Uwayne A. Mitchell.

Family Relationships

One full-time employee is the son and directly reports to John Camello, President of Nexxis Inc.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct applicable to its Directors, Officers, and Employees. A copy of our Code of Ethics and Conduct is available on our website at www.dtst.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Capital Market rules concerning any amendments to, or waivers from, any provision of the Code of Ethics and Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that the following reports were untimely: Form 4 filed by each of Todd Correll, Lawrence Maglione, John Argen, Joseph Hoffman and Matthew Grover on April 25, 2023, Form 4 filed by each of Todd Correll, Lawrence Maglione, John Argen, Joseph Hoffman and Matthew Grover on April 27, 2023, Form 4 filed by each of Todd Correll, Lawrence Maglione, John Argen, and Matthew Grover on July 5, 2023, Form 4 filed by each of Todd Correll, Lawrence Maglione, John Argen, Joseph Hoffman and Matthew Grover on October 11, 2023, Form 4 filed by John Argen on January 3, 2024, and Form 4 filed by each of Thomas Kempster, Charles Piluso, Harold Schwartz and Christos Panagiotakos on March 5, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2023, and December 31, 2022, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

						Non-Equity
Name & Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Compensation	Total
Charles M. Piluso, Chief Executive Officer, Treasurer and Chairman of the Board	2023	$225,000	$175,000	$97,834	$88,670	—	—	$586,504
	2022	$171,717	$150,000	—	—	—	—	$321,717

Harold J. Schwartz, President	2023	$215,000	$150,000	$71,177	$62,811	—	$4,607	$503,595
	2022	$171,717	$150,000	—	—	—	—	$321,717

Thomas C. Kempster, Executive Vice President, Strategic Development	2023	$215,000	$100,000	$71,177	$62,811	—	$7,200	$456,188
	2022	$174,808	$25,000	—	—	—	—	$199,808

(1)

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements above for more information

(2)

The valuation methodology used to determine the fair value of the options issued during the year is the Black-Scholes option-pricing model. Please see Note 2 to Consolidated Financial Statements above for more information.

Employment Agreements

Executive Employment Agreements

Mr. Piluso Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Piluso Employment Agreement”) with Mr. Charles M. Piluso, the Company’s Chief Executive Officer. The Piluso Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Piluso Employment Agreement may be terminated with or without cause. Mr. Piluso will receive an annual base salary of $225,000 in 2023, $250,000 in 2024 and $250,000 in 2025 and shall be eligible to earn a performance bonus ranging from $75,000 to $300,000. Mr. Piluso shall also be entitled to an equity award for a total value of $100,000 per annum, which shall be equally split between RSUs and stock options, as well as 75,000 performance share units.

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

Mr. Panagiotakos Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Panagiotakos Employment Agreement”) with Mr. Chris H. Panagiotakos, the Company’s Chief Financial Officer. The Panagiotakos Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Panagiotakos Employment Agreement may be terminated with or without cause. Mr. Panagiotakos will receive an annual base salary of $215,000 in 2023, $235,000 in 2024 and $235,000 in 2025 and shall be eligible to earn a performance bonus of 25% of his base salary. Mr. Panagiotakos shall also be entitled to an equity award for a total value equal to 25% of his base salary per annum, which shall be equally split between RSUs and stock options, a financial achievement bonus of $45,000 and a long-term incentive bonus of stock options and RSUs equal to 25% of his base salary.

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

Other Employment Arrangements

The Company does not have formal employment agreements with Harold J. Schwartz or Thomas C. Kempster. Their current and past salaries have been determined by the Compensation Committee and are re-evaluated on a yearly basis. Mr. Schwartz’s annual base salary for the fiscal year ended December 31, 2022 was $171,717, which was increased to $215,000 for the fiscal year ended December 31, 2023. Mr. Kempster’s annual base salary for the fiscal year ended December 31, 2022 was $174,808, which was increased to $215,000 for the fiscal year ended December 31, 2023. Mr. Schwartz and Mr. Kempster are eligible to earn RSUs and stock options, in addition to a cash bonus which is determined by the compensation committee.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) that provided for 2,000,000 shares of common stock reserved for issuance under the terms of the 2010 Plan; which was amended on September 25, 2013, to increase the number of shares of common stock reserved for issuance under the 2010 Plan to 5,000,000 shares of common stock; which was further amended on June 20, 2017 to increase the number of shares of common stock reserved for issuance under the 2010 Plan to 8,000,000 shares of common stock; and further amended on July 1, 2019, to increase the number of shares of common stock reserved for issuance under the 2010 Plan to 10,000,000 shares of common stock. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name to the “Amended and Restated Data Storage Corporation Incentive Award Plan”. The 2010 Plan was intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company had the right to grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which were restricted shares of common stock (collectively referred to as “Incentive Awards”). Incentive Awards were granted pursuant to the 2010 Plan for 10 years from the Effective Date. There are 123,563 options outstanding under the 2010 Plan as of December 31, 2023. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2023

Option Awards						Stock Awards
	Option Or RSU Approval	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration	Number Of Shares Or Units Of Stock That Have Not Vested	Market Value Of Shares Or Units Of Stock That Have Not Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)
Charles M. Piluso
(3)(4)	12/11/2019	2,500	—	$2.40	12/10/2024	—	—
(3)(4)	03/01/2023	—	29,412	$1.96	02/28/2028	—	—
(3)(4)	03/28/2023	—	28,429	$1.77	03/27/2028
	03/1/2023	—	—	—	—	29,412	$84,707
	03/28/2023	—	—	—	—	28,249	$81,357
Harold J. Schwartz
(3)(4)	12/22/2015	834	0	$14.00	12/21/2025	—	—
(3)(4)	12/11/2019	2,500	0	$2.40	12/10/2024	—	—
(3)(4)	03/01/2023	—	14,706	$1.96	02/28/2028	—	—
(3)(4)	04/10/2023	—	25,000	$2.00	04/10/2028	—	—
	03/1/2023	—	—	—	—	14,706	$42,353
	03/28/2023	—	—	—	—	25,000	$72,000
Thomas C. Kempster
(3)(4)	12/11/2019	2,500	—	$2.40	12/10/2024	—	—
(3)(4)	03/01/2023	—	14,706	$1.96	02/28/2028	—	—
(3)(4)	04/10/2023	—	25,000	$2.00	04/10/2028	—	—
	03/1/2023	—	—	—	—	14,706	$42,353
	03/28/2023	—	—	—	—	25,000	$72,000

(1)	Represents restricted stock units which vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

(2)	Calculated by multiplying the closing price per share of the company’s common stock on December 29, 2023, $2.88 by the number of shares.

(3)	The stock options were issued in consideration for services provided as a member of the Board.

(4)	These option awards vested/vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s non-employee directors during the fiscal year ended December 31, 2023.

Director Name	Fees earned or paid in cash	Stock awards(3)	Option awards (1)(4)(5)	Non-equity incentive plan	Non- qualified deferred compensation earnings	All other compensation	Total
Lawrence A. Maglione, Jr.	$6,000	$25,663	$25,633	—	—	—	$57,296
John Argen	$6,000	$25,663	$25,633	—	—	—	$57,296
Joseph B. Hoffman(2)	$6,000	$18,475	$18,445	—	—	—	$42,920
Matthew Grover	$6,000	$25,663	$25,633	—	—	—	$57,296
Todd A. Correll	$6,000	$25,663	$25,633	—	—	—	$57,296

(1)	The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current non-employee directors and former non-employee directors who served as directors during the year ended December 31, 2023.
(2)	All cash compensation for Mr. Hoffman was paid to Kelley Drye & Warren as part of Mr. Hoffman’s partnership agreement. Mr. Hoffman ceased being a director on December 30, 2023, upon his death.
(3)

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements above for more information.

(4)

The valuation methodology used to determine the fair value of the options issued during the year is the Black-Scholes option-pricing model. Please see Note 2 to Consolidated Financial Statements above for more information.

(5)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2023	Number of Shares Subject to Outstanding Unvested RSU as of December 31, 2023

John Argen	21,668	10,000
Todd A. Correll	20,627	10,000
Matthew Grover	20,627	10,000
Joseph B. Hoffman	23,336	—
Lawrence A. Maglione, Jr.	25,836	10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 27, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and current executive officers as a group. The information in the table below is based upon 6,919,950 shares of common stock outstanding as of March 27, 2024. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address for each person is c/o Data Storage Corporation, 48 South Service Road, Suite 203, Melville, New York 11747.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Ownership
Charles M. Piluso and affiliated entities (2)	923,569	13.32%
Harold J. Schwartz (3)	844,848	12.19%
Thomas C. Kempster (4)	827,348	11.94%
Lawrence A. Maglione, Jr. (5)	24,164	*
John Argen (6)	23,458	*
Matthew Grover (7)	18,125	*
Todd A. Correll (8)	18,750	*
Clifford Stein	267,935	3.88%
Nancy M. Stallone	—	*
Uwayne A. Mitchell	—	*
All Current Executive Officers and Directors as a group (11 persons)	2,969,130	42.17%

*	Less than 1%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)

Includes 359,865 shares of common stock owned directly by Mr. Piluso, and 21,722 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024. Also includes: (i) 81,750 shares of common stock owned by Piluso Family Associates; (ii) 230,116 shares of common stock owned by The Lasata 2012 Trust dated 5/4/12 (the “Lasata Trust”); (iii) 230,116 shares of common stock owned by The Bella Vita 2012 Trust dated 5/4/12 (the “Bella Vita Trust”). Mrs. Panzarella-Piluso, Mr. Piluso’s wife, is the beneficiary of the Lasata Trust and Joanne G. Panzarella-Piluso, Mr. Piluso’s wife, and Lawrence Maglione are the co-trustees thereof, with shared voting and disposition power over the shares held by the Lasata Trust. Mr. Piluso is the beneficiary of the Bella Vita Trust and Mr. Piluso and Mrs. Panzarella-Piluso, his wife, are the co-trustees thereof, with shared voting and disposition power over the shares held by the Bella Vita Trust. The address for the Lasata Trust and the Bella Vita Trust is c/o Data Storage Corporation, 48 South Service Road, Suite 203, Melville, New York 11747.

(3)

Includes 820,778 shares of common stock, 15,737 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024, and 8,333 RSUs that will vest within 60 days of March 27, 2024.

(4)

Includes 803,278 shares of common stock, 15,737 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024, and 8,333 RSUs that will vest within 60 days of March 27, 2024.

(5)

Includes 10,830 shares of common stock, 10,834 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024, and 2,500 RSUs that will vest within 60 days of March 27, 2024.

(6)

Includes 14,292 shares of common stock, 6,666 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024 and 2,500 RSUs that will vest within 60 days of March 27, 2024.

(7)

Includes 10,000 shares of common stock, 5,625 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024 and 2,500 RSUs that have vested or will vest within 60 days of March 27, 2024.

(8)

Includes 10,625 shares of common stock, 5,625 shares of common stock underlying stock options that are exercisable within 60 days of March 27, 2024 and 2,500 RSUs that will vest within 60 days of March 27, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we had awards outstanding under our Amended and Restated Data Storage Corporation Incentive Award Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2010 Plan	129,152	$3.41	—
2021 Plan	466,195	$2.25	479,653
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	595,347	$2.48	479,653

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our charter, our Audit Committee shall review on an on-going basis for potential conflicts of interest, and approve if appropriate, all our “Related Party Transactions”.

Except as disclosed under “Executive Compensation,” and below there were no related party transactions during the two years ended December 31, 2023, or the current year.

On April 1, 2018, the Company entered into an equipment lease agreement with Systems Trading Inc. (“Systems Trading”), a company for which Mr. Harold J. Schwartz, our President and Director, serves as the Chief Executive Officer and President (“Systems Trading”) to refinance all leases into one lease. This lease obligation was payable to Systems Trading with bi-monthly installments of $23,475. The lease carried an interest rate of 5% and is a four-year lease. The term of the lease ended April 16, 2022. Systems Trading is owned and operated by the Company’s President, Harold Schwartz.

On January 1, 2019, the Company entered into an equipment agreement with Systems Trading. This lease obligation was payable to Systems Trading with monthly installments of $29,592. The lease carried an interest rate of 6.75% and was a five-year lease. The term of the lease ended December 31, 2023.

On April 1, 2019, the Company entered into two equipment lease agreements with Systems Trading to add new data center equipment. The first lease calls for monthly payments of $1,328 and expired on March 1, 2022. It carried an interest rate of 7%. The second lease calls for monthly payments of $461 and expired on March 1, 2022. It carried an interest rate of 6.7%.

On January 1, 2020, the Company entered into a new equipment lease agreement with Systems Trading Inc. to lease equipment. The lease obligation was payable to Systems Trading with monthly installments of $10,534. The lease carried an interest rate of 6% and is a three-year lease. The term of the lease ended January 1, 2023.

On March 4, 2021, the Company entered into a new equipment lease agreement with Systems Trading effective April 1, 2021. This lease obligation was payable to Systems Trading with monthly installments of $1,566.82 and will expire on March 31, 2024. The lease carried an interest rate of 8%.

The Company received funds of $39,172 and $37,954 during the years ended December 31, 2023, and 2022, respectively from Nexxis Capital LLC, a company owned by Charles Piluso and Harold Schwartz. Nexxis Capital LLC was formed to purchase equipment and provide equipment leases to the Company’s customers.

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

Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Argen, Correll, Maglione, Stein, Mitchell and Grover and Ms. Stallone are independent directors, as that term is defined in the federal securities laws and the Nasdaq Marketplace Rules. See “Director Independence” in Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate audit-related fees including expenses billed to us for the years ended December 31, 2023, and 2022 by Rosenberg Rich Baker Berman & Company P.A.

	December 31,	December 31,
	2023	2022
Audit Fees (1)	$134,500	$146,750
Tax Fees	—	—

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2023, and 2022:

	1.	Report of Independent Registered Public Accounting Firm.

	2.	Consolidated Balance Sheets as of December 31, 2023, and 2022.

	3.	Consolidated Statements of Operations for the years ended December 31, 2023, and 2022.

	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2023, and 2022.

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, and 2022.

	6.	Notes to Consolidated Financial Statements.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index on the page preceding the signature page are either filed as part of this report or are incorporated herein by reference:

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

4.2	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed on June 29, 2009).

4.3	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed on October 25, 2010).

4.4	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on April 26, 2012).

4.5	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.6	Representative’s Warrant dated May 18, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.8	Warrant Agency Agreement, dated May 18, 2021, by and between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

4.10	Description of Securities (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K (File No. 001-35384) filed on March 31, 2023).

10.1	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.2	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.3	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10Q (File No. 001-35384) filled November 19, 2018).

10.4	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.5	Buyout Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated March 15, 2018 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.6	FMV Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated September 14, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.7	Buyout Lease Agreement DSC003 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.8	Buyout Lease Agreement DSC004 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.9 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.9	Addendum 1 to Lease DSC003 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.10	Addendum 1 to Lease DSC004 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.11 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.11	Buyout Lease Agreement DSC006 between Data Storage Corporation and Systems Trading, Inc. dated November 12, 2019 (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.12	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.13	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.14	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.15	Employment Agreement with Mark Wyllie (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed on June 3, 2021).

10.16	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.17#	Form of Employment Agreement between Data Storage Corporation and Charles M. Piluso dated March 28, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.18#	Form of Employment Agreement between Data Storage Corporation and Chris H. Panagiotakos dated March 28, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.19	Sublease between Sentinel Benefits Group, LLC and Sentinel Benefits Group, Inc. and Data Storage Corporation, dated as of January 17, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 27, 2024)

10.20#*	Employment Agreement Amendment between Data Storage Corporation and Charles M. Piluso

10.21#*	Employment Agreement Amendment between Data Storage Corporation and Chris H. Panagiotakos

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of Data Storage Corporation

23.1*	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm

24.1*	Power of Attorney – Signature Page

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

97.1*	Clawback Policy

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2024.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
Name: Charles M. Piluso
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 28, 2024

By:	/s/ Chris H. Panagiotakos
Name: Chris H. Panagiotakos
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 28, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles M. Piluso, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer	March 28, 2024
Charles M. Piluso	(Principal Executive Officer)

/s/ Chris H. Panagiotakos	Chief Financial Officer (Principal Financial Officer	March 28, 2024
Chris H. Panagiotakos	and Principal Accounting Officer)

/s/ Harold J. Schwartz	President, Director	March 28, 2024
Harold Schwartz

/s/ Thomas C. Kempster	Executive Vice President of Strategic Development, Director	March 28, 2024
Thomas Kempster

/s/ John Argen	Director	March 28, 2024
John Argen

/s/ Lawrence A. Maglione, Jr.	Director	March 28, 2024
Lawrence Maglione

/s/ Matthew Grover	Director	March 28, 2024
Matthew Grover

/s/ Todd A. Correll	Director	March 28, 2024
Todd Correll

/s/ Clifford Stein	Director	March 28, 2024
Clifford Stein

/s/ Nancy M. Stallone	Director	March 28, 2024
Nancy M. Stallone

/s/Uwayne A. Mitchell	Director	March 28, 2024
Uwayne A. Mitchell