Form 10-Q
period 2024-03-31
Data Storage Corp
filed 2024-05-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Broadhollow Road, Suite 307 Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DTST	The Nasdaq Capital Market

Warrants to purchase shares of Common Stock, par value $0.001 per share	DTSTW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of May 15, 2024, was 6,970,943.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$640,742	$1,428,730
Accounts receivable (less provision for credit losses of $62,051 and $7,915 in 2024 and 2023, respectively)	4,437,666	1,259,972
Marketable securities	11,261,565	11,318,196
Prepaid expenses and other current assets	666,957	513,175
Total Current Assets	17,006,930	14,520,073

Property and Equipment:
Property and equipment	8,196,862	7,838,225
Less—Accumulated depreciation	(5,331,503)	(5,105,451)
Net Property and Equipment	2,865,359	2,732,774

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	36,160	62,981
Other assets	48,436	48,436
Intangible assets, net	1,628,937	1,698,084
Total Other Assets	5,952,204	6,048,172

Total Assets	$25,824,493	$23,301,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,835,868	$2,608,938
Deferred revenue	310,123	336,201
Finance leases payable	214,961	263,600
Finance leases payable related party	155,164	235,944
Operating lease liabilities short term	36,733	63,983
Total Current Liabilities	5,552,849	3,508,666

Finance leases payable	—	17,641
Finance leases payable related party	—	20,297
Total Long-Term Liabilities	—	37,938

Total Liabilities	5,552,849	3,546,604

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, Series A par value $.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 6,929,950 and 6,880,460 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6,930	6,881
Additional paid in capital	39,661,561	39,490,285
Accumulated deficit	(19,148,701)	(19,505,803)
Total Data Storage Corporation Stockholders’ Equity	20,519,790	19,991,363
Non-controlling interest in consolidated subsidiary	(248,146)	(236,948)
Total Stockholder’s Equity	20,271,644	19,754,415
Total Liabilities and Stockholders’ Equity	$25,824,493	$23,301,019

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Sales	$8,235,747	$6,879,723

Cost of sales	5,269,275	4,789,978

Gross Profit	2,966,472	2,089,745

Selling, general and administrative	2,752,677	2,130,759

Income (loss) from Operations	213,795	(41,014)

Other Income (Expense)
Interest income	143,369	103,424
Interest expense	(11,260)	(27,347)
Total Other Income (Expense)	132,109	76,077

Income before provision for income taxes	345,904	35,063

Provision from income taxes	—	—

Net Income	345,904	35,063

Loss in Non-controlling interest in consolidated subsidiary	11,198	15,603

Net Income Attributable to Common Stockholders	$357,102	$50,666

Earnings per Share – Basic	$0.05	$0.01
Earnings per Share – Diluted	$0.05	$0.01
Weighted Average Number of Shares – Basic	7,090,389	6,822,127
Weighted Average Number of Shares – Diluted	7,259,472	6,954,320

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-based compensation	—	—	12,500	13	86,456	—	—	86,469
Net Income (Loss)	—	—	—	—	—	50,666	(15,603)	35,063
Balance, March 31, 2023	—	$—	6,834,627	$6,835	$39,068,896	$(19,836,712)	$(170,292)	$19,068,727

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415
Stock-based compensation	—	—	49,490	49	171,276	—	—	171,325
Net Income (Loss)	—	—	—	—	—	357,102	(11,198)	345,904
Balance, March 31, 2024	—	$—	6,929,950	$6,930	$39,661,561	$(19,148,701)	$(248,146)	$20,271,644

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$345,904	$35,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	295,198	288,710
Stock based compensation	171,325	86,469
Changes in Assets and Liabilities:
Accounts receivable	(3,177,694)	(168,334)
Other assets	—	(17,300)
Prepaid expenses and other current assets	(153,782)	(293,794)
Right of use asset	26,821	50,659
Accounts payable and accrued expenses	2,226,932	491,669
Deferred revenue	(26,078)	28,213
Operating lease liability	(27,250)	(52,216)
Net Cash (Used in) Provided by Operating Activities	(318,624)	449,139
Cash Flows from Investing Activities:
Capital expenditures	(358,637)	(426,671)
Sale of marketable securities	200,000	—
Purchase of marketable securities	(143,369)	(103,423)
Net Cash Used in Investing Activities	(302,006)	(530,094)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(66,280)	(183,464)
Repayments of finance lease obligations	(101,078)	(140,264)
Net Cash Used in Financing Activities	(167,358)	(323,728)

Decrease in Cash and Cash Equivalents	(787,988)	(404,683)

Cash and Cash Equivalents, Beginning of Period	1,428,730	2,286,722

Cash and Cash Equivalents, End of Period	$640,742	$1,882,039
Supplemental Disclosures:
Cash paid for interest	$8,855	$24,863
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment, and onboarding provisioning. DSC maintains infrastructure and storage equipment in six technical centers in New York, Massachusetts, Texas, North Carolina, and Canada.

On May 31, 2021, the Company completed a merger of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, managed services, and cloud solutions. On January 1, 2024 Flagship Solutions, LLC was consolidated into CloudFirst Technologies Corporation.

On January 27, 2022, the Company formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation, (ii) Information Technology Acquisition Corporation, a Delaware corporation, and (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the Condensed Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities. During the three months ended March 31, 2024, the Company adopted a change in presentation on its Condensed Consolidated Financial Statements in order to present segments in line with how its Chief Operating Decision Maker (“CODM”) evaluates performance of each segment. Prior periods have been revised to reflect this change in the presentation.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted ASU 2023-01 and it did not have a material impact to our Condensed Consolidated Financial statement.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the ASU and expects to include updated segment expense disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU and expects to include updated income tax disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on March 31, 2024, approximate their carrying value as reflected in the balance sheet due to their short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at March 31, 2024, approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets/liabilities includes the Company’s finance and operating lease assets and liabilities. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of the leases.

The Company’s Level 3 assets/liabilities include goodwill and intangible assets. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity at the time of purchase, of three months or less, to be cash equivalents. As of March 31, 2024, and December 31, 2023, the Company had cash and cash equivalents of $640,742 and $1,428,730, respectively.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments during the three months ended March 31, 2024, and the year ended December 31, 2023:

For the year ended December 31, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	2,307,228
Unrealized gains	—
As of December 31, 2023	$11,318,196

For the three months ended March 31, 2024
Total
As of December 31, 2023	$11,318,196
Purchase of equity investments	143,369
Unrealized gains	—
Sale of equity investments	(200,000)
As of March 31, 2024	$11,261,565

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

As of March 31, 2024, DSC had one customer with an accounts receivable balance representing 59% of total accounts receivable. As of December 31, 2023, the Company had one customer with an accounts receivable balance representing 20% of total accounts receivable.

For the three months ended March 31, 2024, the Company had one customer that accounted for 32% of revenue. For the three months ended March 31, 2023, the Company had one customer that accounted for 33% of revenue.

Accounts Receivable / Provision for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivables are uncollateralized, non-interest-bearing customer obligations. Accounts receivable are typically due within 30 days. ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. During the three months ended March 31, 2024 and 2023 the Company recorded $54,136, and $3,886 respectively as the change in expected credit losses. Clients invoiced in advance for services are reflected in deferred revenue on the Company’s balance sheet.

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

Goodwill and Other Intangibles

The Company tests goodwill and other intangible assets for impairment on at least an annual basis. Impairment exists if the carrying value of a reporting unit exceeds its estimated fair value. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using an income-based approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

Clients can subscribe to an array of disaster recovery solutions without subscribing to cloud infrastructure. Product offerings provided directly from DSC are High Availability, Data Vaulting, and retention solutions, including standby servers which allows clients to centralize and streamline their mission-critical digital information and technical environment while ensuring business continuity if they experience a cyber-attack or natural disaster. Client’s data is vaulted at two data centers with the maintenance of retention schedules for corporate governances and regulations all to meet their back to work objective in a disaster.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended March 31, 2024
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,853,249	$99,646	$2,952,895
Equipment and Software	4,084,647	—	4,084,647
Managed Services	843,407	—	843,407
Nexxis VoIP Services	276,467	—	276,467
Other	67,893	10,438	78,331
Total Revenue	$8,125,663	$110,084	$8,235,747

For the Three Months
Ended March 31, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,137,317	$52,324	$2,189,641
Equipment and Software	3,504,796	—	3,504,796
Managed Services	876,423	35,107	911,530
Nexxis VoIP Services	231,772	—	231,772
Other	41,984	—	41,984
Total Revenue	$6,792,292	$87,431	$6,879,723

For the Three Months
Ended March 31,
Timing of revenue recognition	2024	2023
Products transferred at a point in time	$1,045,977	$3,564,543
Products and services transferred over time	7,189,770	3,315,180
Total Revenue	$8,235,747	$6,879,723

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

Warranties

The Company offers guaranteed service levels and service guarantees on some of its contracts. These warranties are not sold separately and are accounted as “assurance warranties.”

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $232,240 and $189,878 for advertising costs for the three months ended March 31, 2024, and 2023, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2024, and 2023:

	Three Months ended March 31,
	2024	2023

Net Income Available to Common Shareholders	$357,102	$50,666

Weighted average number of common shares - basic	7,090,389	6,822,127
Dilutive securities
Options	169,083	130,526
Warrants	—	1,667
Weighted average number of common shares - diluted	7,259,472	6,954,320

Earnings per share, basic	$0.05	$0.01
Earnings per share, diluted	$0.05	$0.01

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months ended March 31,
	2024	2023
Options	560,071	385,257
Warrants	2,415,860	2,415,860
	2,975,931	2,801,117

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2024	2023
Prepaid marketing & promotion	$53,350	$13,525
Prepaid subscriptions and license	452,610	362,760
Prepaid maintenance	31,532	31,311
Prepaid insurance	93,589	63,247
Other	35,876	42,332
Total prepaids and other current assets	$666,957	$513,175

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2024	2023
Storage equipment	$60,288	$60,288
Furniture and fixtures	21,625	21,625
Leasehold improvements	20,983	20,983
Computer hardware and software	123,792	117,379
Data center equipment	7,970,174	7,617,950
Gross Property and equipment	8,196,862	7,838,225
Less: Accumulated depreciation	(5,331,503)	(5,105,451)
Net property and equipment	$2,865,359	$2,732,774

Depreciation expense for the three months ended March 31, 2024, and 2023 was $226,051 and $218,979, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,434,218	1,179,881
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	29,067	3,935
Total intangible assets subject to amortization		3,889,248	2,705,432	1,183,816
Total Goodwill and Intangible Assets		$8,642,187	$2,705,432	$5,936,755

	Estimated life in years	Gross amount	March 31, 2024, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268

Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,501,004	1,113,095
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	31,428	1,574
Total intangible assets subject to amortization		3,889,248	2,774,579	1,114,669
Total Goodwill and Intangible Assets		$8,642,187	$2,774,579	$5,867,608

Scheduled amortization over the next five years are as follows:

Period ending December 31,
2024	$201,931
2025	267,143
2026	267,143
2027	267,143
2028	111,309
Thereafter	—
Total	$1,114,669

Amortization expense for the three months ended March 31, 2024, and 2023 was $69,147 and $69,731, respectively.

Note 6-Leases

Operating Leases

The Company currently maintains three leases for office space located in Melville, NY.

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

On January 17, 2024, the Company entered into a lease agreement for office space in Melville, NY. The lease commences on April 1, 2024, and has a term of sixty-seven months and requires monthly payments of $11,931 and expires on October 30, 2029.

On April 10, 2024, the Company entered into a lease agreement for storage space in Melville, NY. The lease commences on May 15, 2024, and requires monthly payments of $355. On each anniversary of this agreement the monthly rent shall increase by 3% over the previous year’s monthly rent. This lease expires on October 30, 2029.

Finance Lease Obligations

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

On May 7, 2024, the Company entered into a technical equipment lease with a finance company. The lease obligation is payable in monthly installments of $51,680.19. The term of the lease ends June 1, 2029.

Finance Lease Obligations – Related Party

On March 4, 2021, the Company entered into a lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expires on March 1, 2024. The lease carries an interest rate of 8%.

On January 1, 2022, the Company entered into a lease agreement with Systems Trading effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expires on February 1, 2025. The lease carries an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expires on March 1, 2025. The lease carries an interest rate of 8%.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$196,069
Interest on lease liabilities, included in interest expense	8,855
Operating lease:
Amortization of assets, included in total operating expense	27,250
Interest on lease liabilities, included in total operating expense	515
Total net lease cost	$232,689
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$36,160

Current operating lease liabilities	$36,733
Noncurrent operating lease liabilities	—
Total operating lease liabilities	$36,733

March 31, 2024
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(4,689,273)
Property and equipment, net	$832,443

Current obligations of finance leases	$370,125
Finance leases, net of current obligations	—
Total finance lease liabilities	$370,125

Supplemental cash flow and other information related to leases were as follows:

Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$27,250
Financing cash flows related to finance leases	$167,358

Weighted average remaining lease term (in years):
Operating leases	0.84
Finance leases	0.80

Weighted average discount rate:
Operating leases	4%
Finance leases	7%

Long-term obligations under the operating and finance leases at March 31, 2024, mature as follows:

For the Twelve Months Ended March 31,	Operating Leases	Finance Leases
2024	37,020	381,829
2025	—	—
Total lease payments	37,020	381,829
Less: Amounts representing interest	(287)	(11,704)
Total lease obligations	36,733	370,125
Less: long-term obligations	—	—
Total current	$36,733	$370,125

As of March 31, 2024, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2024 and 2023 was $73,303 and $60,572, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $0.6 million in payments over the next 3 years.

Subsequent to March 31, 2024, the Company received communication regarding state sales and use taxes. The Company is in discussions with the agency and evaluating the amount owed. Based on an examination of all information currently available to the Company, the Company has determined that it is probable that an accrual is needed related to this issue. After our analysis, the Company expects the liability range to be between $75,000 and $97,000. The Company recorded $89,000 in accrued expenses during the three months ended March 31, 2024.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at December 31, 2023	595,347	$3.46	5.82
Options Granted	136,255	3.32	5.15
Exercised	—	—	—
Expired/Cancelled	(2,448)	5.41	—
Options Outstanding at March 31, 2024	729,154	$2.66	6.83

Options Exercisable at March 31, 2024	282,072	$2.97	5.91

Share-based compensation expense for options totaling $104,163 and $54,433 was recognized in the Company’s results for the three months ended March 31, 2024, and 2023, respectively.

The intrinsic value of outstanding options as of March 31, 2024 and December 31, 2023, was $653,725 and $391,283, respectively.

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

As of March 31, 2024, there was $851,984 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2024, and 2023, are set forth in the table below.

	2024	2023
Weighted average fair value of options granted	$3.32	$1.77
Risk-free interest rate	3.94% - 4.21%	3.48% – 4.01%
Volatility	126 – 159%	196% – 199%
Expected life (years)	3.5 – 6 years	10 years
Dividend yield	—%	—%

Share-based awards, restricted stock award (“RSAs”)

On January 2, 2024, the Company granted certain employees an aggregate of 53,328 RSA’s. Compensation as a group amount to $156,251. The shares vest one third each year for three years after issuance.

On March 31, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 14,166 RSAs Compensation as a group amount of $81,030. The shares vest one year after issuance.

A summary of the activity related to RSUs for the three months ended March 31, 2024, is presented below:

Restricted Stock Units (RSUs)	Shares	Weighted Average Fair Value $
RSUs non-vested at January 1, 2024	208,472	1.90
RSUs granted	84,559	3.40
RSUs vested	49,490	1.74
RSUs forfeited	—	—
RSUs non-vested at March 31, 2024	243,541	2.45

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $67,162 and $52,285 for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, there was $505,795 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 9 – Litigation

The Company is currently not involved in any litigation that it believes could have a materially adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting DSC, its common stock, any of its subsidiaries or of DSC’s or DSC’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company did not receive any funds during the three months ended March 31, 2024, and 2023, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPA’s LLC. The Company paid Mr. Maglione’s firm $3,700 and $495 for accounting and consulting services during the three months ended March 31, 2024, and 2023, respectively.

Note 12 – Segment Information

The Company operates in two reportable segments: CloudFirst, and Nexxis. Its segments were determined based on the Company’s internal organizational structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate performance, which is generally the segment’s assets, liabilities, and operating income or losses. The FSG acquisition in June of 2021 has benefited DSC with a client base, experienced sales and marketing talent, and a strong experienced technical team. Based on over two years of information and our experience with FSG the Company decided, based on the services and product set, as well as the talented team at FSG, to bring together both CloudFirst and FSG. This unification on January 2024 has strengthened our overall technical teams and provided for cross selling opportunities while reducing overall expenses.

Operations of:	Products and services provided:

CloudFirst Technologies Corporation	CloudFirst provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.
Nexxis Inc.	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

	As of March 31, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$4,388,536	$49,130	—	$4,437,666
Prepaid expenses and other current assets	459,130	29,498	178,329	666,957
Net property and equipment	2,860,215	2,694	2,450	2,865,359
Intangible assets, net	1,628,937	—	—	1,628,937
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	36,160	—	—	36,160
All other assets	—	—	11,950,743	11,950,743
Total assets	$13,611,649	$81,322	$12,131,522	$25,824,493

Accounts payable and accrued expenses	$4,483,430	$75,203	$277,235	$4,835,868
Deferred revenue	310,123	—	—	310,123
Finance leases payable	214,961	—	—	214,961
Finance leases payable related party	155,164	—	—	155,164
Operating lease liabilities	36,733	—	—	36,733
Total liabilities	$5,200,411	$75,203	$277,235	$5,552,849

	As of December 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,229,820	$30,152	—	$1,259,972
Prepaid expenses and other current assets	419,254	18,157	75,764	513,175
Net property and equipment	2,727,225	2,905	2,644	2,732,774
Intangible assets, net	1,698,084	—	—	1,698,084
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	62,981	—	—	62,981
All other assets	—	—	12,795,362	12,795,362
Total assets	$10,376,035	$51,214	$12,873,770	$23,301,019

Accounts payable and accrued expenses	$2,020,963	$65,161	$522,814	$2,608,938
Deferred revenue	336,201	—	—	336,201
Finance leases payable	281,241	—	—	281,241
Finance leases payable related party	256,241	—	—	256,241
Operating lease liabilities	63,983	—	—	63,983
Total liabilities	$2,958,629	$65,161	$522,814	$3,546,604

	For the three months ended March 31, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$7,954,958	$280,789	$—	$8,235,747
Cost of sales	5,102,635	166,640	—	5,269,275
Gross profit	2,852,323	114,149	—	2,966,472

Selling, general and administrative	1,631,897	176,879	648,703	2,457,479
Depreciation and amortization	294,794	211	193	295,198
Total operating expenses	1,926,691	177,090	648,896	2,752,677

Income (loss) from operations	925,632	(62,941)	(648,896)	213,795

Interest income	—	—	143,369	143,369
Interest expense	(11,260)	—	—	(11,260)
Total other income (expense)	(11,260)	—	143,369	132,109

Income (Loss) before provision for income taxes	$914,372	$(62,941)	$(505,527)	$345,904

	For the three months ended March 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$6,614,927	$264,796	$—	$6,879,723
Cost of sales	4,611,857	178,121	—	4,789,978
Gross profit	2,003,070	86,675	—	2,089,745

Selling, general and administrative	1,146,779	124,750	570,520	1,842,049
Depreciation and amortization	288,525	71	114	288,710
Total operating expenses	1,435,304	124,821	570,634	2,130,759

Income (loss) from operations	567,766	(38,146)	(570,634)	(41,014)

Interest income		—	103,423	103,423
Interest expense	(27,346)	—	—	(27,346)
Total Other Income (Expense)	(27,346)	—	103,423	76,077

Income (loss) before provision for income taxes	$540,420	$(38,146)	$(467,211)	$35,063

Note 13 - Subsequent Events

Subsequent to March 31, 2024, options were exercised to obtain 21,667 shares of common stock. These options were exercised for $50,209.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 28, 2024 (the “2023 Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Company Overview

Data Storage Corporation is headquartered in Melville, New York. The Nasdaq ticker symbol is DTST. We operate through two subsidiaries; CloudFirst Technologies Corporation, a Delaware corporation formally referred to as DSC; and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

Strategic Growth and Infrastructure: In response to a capital raise and Nasdaq uplisting in 2021, we expanded our distribution networks and bolstered our team, focusing on enhancing our sales, marketing, and technological capabilities. Data Storage Corporation operates six geographically diverse data centers across the U.S. and Canada, supporting its commitment to providing secure and reliable subscription-based services.

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

2024 Business Update Summary

In a strategic move to bolster its offerings and market presence, Data Storage Corporation successfully completed a merger with Flagship Solutions, LLC, a Florida-based provider of IBM solutions, managed services, cyber security, and cloud solutions, on May 31, 2021. This merger, formalized through an Agreement and Plan of Merger with Data Storage FL, LLC, a wholly-owned subsidiary, enhanced operational efficiencies and synergize with Data Storage Corporation’s existing IBM business segment.

Key Merger Highlights:

●	Synergistic Integration: The merger with Flagship created a unified platform that leverages both entities’ strengths in IBM solutions, managed services, and cloud-based security, promising enhanced operational efficiency.

●	Expanded Offerings: The combined expertise of Data Storage Corporation and Flagship Solutions offers a comprehensive range of multi-cloud IT solutions, including Infrastructure as a Service (IaaS), Disaster Recovery as a Service (DRaaS), and Cyber Security as a Service (CSaaS), targeting both enterprise and mid-market customers.

●	Strategic Growth: Post-merger, the focus remains on harnessing this strategic integration to extend the range of high-security, reliable cloud services for IBM Power systems, Microsoft Windows, and Linux platforms. The Company is committed to continuing its growth through further synergistic acquisitions. As of January 1, 2024, CloudFirst Technologies and Flagship Solutions LLC have merged.

Operational Footprint:

Data Storage Corporation operates from offices in New York, Florida, and Texas, equipped with technology centers designed to meet client requirements effectively. The Company also employs remote staff to complement its office teams and manages a robust infrastructure across seven geographically diverse data centers in the United States and Canada, supporting its comprehensive subscription-based solutions.

This merger represents a pivotal step in Data Storage Corporation’s strategy to expand its service offerings and enhance its competitive edge in the rapidly evolving cloud services and IT solutions market.

Recent Developments

On January 12, 2024, the Board appointed Clifford Stein to serve as a director of the Company.

On January 16, 2024, we issued a press release regarding the merger of our subsidiaries, Flagship Solutions Group and CloudFirst. We expect that the merger of Flagship Solutions Group and CloudFirst will enable us to continue to streamline operations, grow our technical teams, achieve further economies of scale, enhance resource allocation internally and provide a unified platform to capitalize on the opportunities within the market and increase customer penetration.

On March 5, 2024, the Board appointed Nancy M. Stallone, CPA and Uwayne A. Mitchell, Esq. to serve as directors of the Company. Ms. Stallone was appointed to serve as a member of the Audit Committee of the Board and serves as the financial expert.

On May 3, 2024, the Board amended our Bylaws to provide that at each meeting of stockholders, except where otherwise provided by law, the presence in person or by proxy of the holders of thirty-three and one-third percent of the outstanding shares of the Company’s voting stock shall constitute a quorum.

RESULTS OF OPERATIONS

Three months ended March 31, 2024, as compared to March 31, 2023

Total Revenue. For the three months ended March 31, 2024, total revenue was $8,235,747, an increase of $1,356,024 or 20% compared to $6,879,723 for the three months ended March 31, 2023. The increase is primarily attributed to an increase in Infrastructure & Disaster Recovery/Cloud Services and one time Equipment and Software Sales.

Revenue	For the Three Months
	Ended March 31,
	2024	2023	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$2,952,895	$2,189,641	$763,254	35%
Equipment and Software	4,084,647	3,504,796	579,851	17%
Managed Services	843,407	911,530	(68,123)	(7)%
Nexxis VoIP Services	276,467	231,772	44,695	19%
Other	78,331	41,984	36,347	87%
Total Revenue	$8,235,747	$6,879,723	$1,356,024	20%

Cost of Sales. For the three months ended March 31, 2024, cost of sales was $5,269,275, an increase of $479,297 or 10% compared to $4,789,978 for the three months ended March 31, 2023. The increase of 10% was mostly related to the increase in Infrastructure & Disaster Recovery/Cloud Services and one time Equipment and Software sales.

Selling, general and administrative expenses. For the three months ended March 31, 2024, selling, general and administrative expenses were $2,752,677, an increase of $621,918, or 29%, as compared to $2,130,759 for the three months ended March 31, 2023. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended March 31,
	2024	2023	$ Change	% Change
Increase in Salaries	$1,356,388	$1,156,494	$199,894	17%
Increase in Professional Fees	256,583	220,827	35,756	16%
Increase in Software as a Service Expense	60,896	39,975	20,921	52%
Increase in Advertising Expense	232,240	189,878	42,362	22%
Increase in Commissions Expense	414,583	271,967	142,616	52%
Decrease in Amortization and Depreciation Expense	72,128	73,772	(1,644)	(2)%
Increase in Travel and Entertainment	73,569	51,247	22,322	44%
Decrease in Rent and Occupancy	59,688	61,808	(2,120)	(3)%
Increase in Insurance	31,796	26,490	5,306	20%
Increase in all other Expenses	194,806	38,301	156,505	409%
Total Expenses	$2,752,677	$2,130,759	$621,918	29%

Salaries. Salaries increased as a result of a result of an increase in headcount as well as an increase in stock based compensation.

Professional fees. Professional fees increased primarily due to an increase in accounting and auditing fees and an increase in consulting fees offset by a decrease in legal fees.

Software as a Service Expense (SaaS). SaaS increased due to special project related to one of our CRM platforms.

Advertising Expenses. Advertising Expenses increased due to the implementation of new marketing programs in 2024.

Commissions Expense. Commissions expenses increased due to the increase in revenue.

All Other Expenses. Other expenses increased primarily due to an increase of bad debt expense and an increase in sales and use tax expense.

Other Income (Expense). Other income for the three months ended March 31, 2024, increased $56,032 to $132,109 from $76,077 for the three months ended March 31, 2023. The increase in other income is primarily attributable to the increase in interest income from the marketable securities.

Net Income before provision for income taxes. Net income before provision for income taxes for the three months ended March 31, 2024 was $345,904, as compared to a net income of $35,063 for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent the Company is successful in growing its business, identifying potential acquisition targets, and negotiating the terms of such acquisition, the Company plans to use its working capital and the proceeds of financings to finance such acquisition costs.

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

During the three months ended March 31, 2024, Data Storage’s cash decreased by $787,988 to $640,742 from $1,428,730 on December 31, 2023. Net cash of $318,624 was used by Data Storage’s operating activities resulting primarily from the changes in assets and liabilities. Net cash of $302,006 was used in investing activities from the purchase of equipment and short-term investments. Net cash of $167,358 was used by financing activities resulting primarily from payments on capital lease obligations.

The Company’s working capital was $11,454,081 on March 31, 2024, increasing by $442,674 from $11,011,407 at December 31, 2023. The increase is primarily attributable to an increase in accounts receivable, prepaid expenses, and other current assets. This was offset by a decrease in cash and an increase in accounts payable, and accrued expenses.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2023 Annual Report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2024, and 2023, respectively:

	For the three months ended March 31, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income	$914,372	$(62,941)	$(505,527)	$345,904

Non-GAAP adjustments:
Depreciation and amortization	294,793	211	194	295,198
Interest and letter of credit fees	—	—	(143,369)	(143,369)
Interest expense	11,260	—	—	11,260
Stock based compensation	52,969	6,671	111,685	171,325

Adjusted EBITDA	$1,273,394	$(56,059)	$(537,017)	$680,318

	For the three months ended March 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income	$540,420	$(38,146)	$(467,211)	$35,063

Non-GAAP adjustments:
Depreciation and amortization	290,827	71	114	291,012
Interest and letter of credit fees	27,346	—	(103,424)	(76,078)
Stock based compensation	38,996	2,181	45,291	86,468

Adjusted EBITDA	$897,589	$(35,894)	$(525,230)	$336,465

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, under the supervision and with the participation of DSC’s management, including its principal executive officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management has determined that, there were no material weaknesses in our internal control over financial reporting and, management has concluded that, as of March 31, 2024, the Company maintained effective disclosure controls and procedures at the reasonable assurance level.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and the risk factors set forth in our 2023 Annual Report, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2023 Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2023 Annual Report.

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, the Company had net income attributable to common shareholders of $357,102 for the quarter ended March 31, 2024, and $381,575 for the year ended December 31, 2023. As of March 31, 2024, the Company had cash of $640,742, marketable securities of $11,261,565, and working capital of $11,454,081. There can be no assurance that the Company will continue to generate income in the future.

We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

Our securities are listed on The Nasdaq Capital Market, a national securities exchange. We cannot be assured that we will continue to comply with the rules, regulations or requirements governing the listing of our common stock on The Nasdaq Capital Market or that our securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that we fail to meet Nasdaq requirements, we may be subject to a delisting action by Nasdaq.

On January 18, 2024, Nasdaq notified the Company that due to the passing of Mr. Hoffman, the Company no longer compliant with Nasdaq’s audit committee requirements as set forth in Rule 5605(c)(2)(A) of the Nasdaq listing standards. Nasdaq further notified the Company that, consistent with Rule 5605(c)(4) of the Nasdaq listing standards, Nasdaq provided the Company a cure period in order to regain compliance until the earlier of the Company’s next annual meeting of shareholders or December 30, 2024 or, if the next annual meeting of shareholders is held before June 27, 2024, then the Company must provide evidence of compliance no later than June 27, 2024.

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that based on the information regarding the appointment of Nancy M. Stallone, CPA to the Company’s Board of Directors and Audit Committee, Nasdaq has determined that the Company complies with the Audit Committee requirement for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5605(c)(2), which requires that the Company maintain an audit committee of at least three members, each of whom must meet specified criteria, including certain independence criteria. Accordingly, the Nasdaq staff has determined that the Company has regained compliance with Nasdaq Listing Rule 5605(c)(2) and has indicated that the matter is now closed.

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

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of March 31, 2024, there were options and warrants outstanding convertible into an aggregate of 3,145,014 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2024, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2024.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on January 9, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333- 148167) filed on December 19, 2007).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.16	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 6, 2024).
10.1	Sublease between Sentinel Benefits Group, LLC, and Sentinel Benefits Group, Inc., and Data Storage Corporation, dated as of January 17, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on March 27, 2024).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 15, 2024
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)