Form 10-Q
period 2024-06-30
Data Storage Corp
filed 2024-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2024, was 6,995,822.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$779,986	$1,428,730
Accounts receivable (less provision for credit losses of $22,596 and $7,915 in 2024 and 2023, respectively)	1,904,759	1,259,972
Marketable securities	11,214,006	11,318,196
Prepaid expenses and other current assets	759,979	513,175
Total Current Assets	14,658,730	14,520,073

Property and Equipment:
Property and equipment	8,740,796	7,838,225
Less—Accumulated depreciation	(5,602,454)	(5,105,451)
Net Property and Equipment	3,138,342	2,732,774

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	632,733	62,981
Other assets	109,843	48,436
Intangible assets, net	1,560,577	1,698,084
Total Other Assets	6,541,824	6,048,172

Total Assets	$24,338,896	$23,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,924,572	$2,608,938
Deferred revenue	208,944	336,201
Finance leases payable	147,769	263,600
Finance leases payable related party	113,467	235,944
Operating lease liabilities short term	65,983	63,983
Total Current Liabilities	3,460,735	3,508,666

Operating lease liabilities	574,182	—
Finance leases payable	—	17,641
Finance leases payable related party	—	20,297
Total Long-Term Liabilities	574,182	37,938

Total Liabilities	4,034,917	3,546,604

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 6,995,822 and 6,880,460 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	6,995	6,881
Additional paid in capital	39,940,436	39,490,285
Accumulated deficit	(19,392,941)	(19,505,803)
Total Data Storage Corporation Stockholders’ Equity	20,554,490	19,991,363
Non-controlling interest in consolidated subsidiary	(250,511)	(236,948)
Total Stockholder’s Equity	20,303,979	19,754,415
Total Liabilities and Stockholders’ Equity	$24,338,896	$23,301,019

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales	$4,910,492	$5,904,391	$13,146,239	$12,784,114

Cost of sales	2,502,599	3,325,637	7,771,874	8,115,615

Gross Profit	2,407,893	2,578,754	5,374,365	4,668,499

Selling, general and administrative	2,796,679	2,472,010	5,549,356	4,602,769

Income (Loss) from Operations	(388,786)	106,744	(174,991)	65,730

Other Income (Expense)
Interest income	152,441	120,058	295,810	223,482
Interest expense	(10,260)	(20,764)	(21,520)	(48,111)
Total Other Income (Expense)	142,181	99,294	274,290	175,371

(Loss) Income before provision for income taxes	(246,605)	206,038	99,299	241,101

Provision for income taxes	—	—	—	—

Net (Loss) Income	(246,605)	206,038	99,299	241,101

Income in Non-controlling interest of consolidated subsidiary	2,365	20,785	13,563	36,388

Net (Loss) Income attributable to Common Stockholders	$(244,240)	$226,823	$112,862	$277,489

Net (Loss) Income per Share – Basic	$(0.04)	$0.03	$0.02	$0.04
Net (Loss) Income per Share – Diluted	$(0.04)	$0.03	$0.02	$0.04
Weighted Average Number of Shares - Basic	6,973,068	6,834,627	6,902,138	6,828,446
Weighted Average Number of Shares - Diluted	6,973,068	7,022,275	7,499,839	7,016,094

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2023	—	$—	6,834,627	$6,835	$39,068,896	$(19,836,712)	$(170,292)	$19,068,727
Stock-based compensation	—	—	12,500	12	122,702	—	—	122,714
Net Income (Loss)	—	—	—	—	—	226,823	(20,785)	206,038
Balance June 30, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479

Balance April 1, 2024	—	$—	6,929,950	6,930	39,661,561	(19,148,701)	(248,146)	20,271,644
Stock options exercised	—	—	36,546	36	71,057	—	—	71,093
Stock-based compensation	—	—	29,326	29	207,818	—	—	207,847
Net Loss	—	—	—	—	—	(244,240)	(2,365)	(246,605)
Balance June 30, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-based compensation	—	—	25,000	25	209,158	—	—	209,183
Net Income (Loss)	—	—	—	—	—	277,489	(36,388)	241,101
Balance June 30, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415
Stock Options exercise	—	—	36,546	36	71,057	—	—	71,093
Stock-based compensation	—	—	78,816	78	379,094	—	—	379,172
Net Income (Loss)	—	—	—	—	—	112,862	(13,563)	99,299
Balance June 30, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$99,299	$241,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634,509	589,660
Stock based compensation	379,172	209,183
Provision for credit losses	21,816	—
Changes in Assets and Liabilities:
Accounts receivable	(666,603)	1,281,234
Other assets	(61,407)	—
Prepaid expenses and other current assets	(246,804)	(151,720)
Right of use asset	78,206	102,026
Accounts payable and accrued expenses	315,636	(1,119,100)
Deferred revenue	(127,257)	33,006
Operating lease liability	(71,776)	(105,576)
Net Cash Provided by Operating Activities	354,791	1,079,814
Cash Flows from Investing Activities:
Capital expenditures	(902,571)	(1,165,724)
Purchase of marketable securities	(295,810)	(219,286)
Sale of marketable securities	400,000	—
Net Cash Used in Investing Activities	(798,381)	(1,385,010)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(142,774)	(308,005)
Repayments of finance lease obligations	(133,473)	(236,482)
Proceeds from exercise of stock options	71,093	—
Net Cash Used in Financing Activities	(205,154)	(544,487)

Decrease in Cash and Cash Equivalents	(648,744)	(849,683)

Cash and Cash Equivalents, Beginning of Period	1,428,730	2,286,722

Cash and Cash Equivalents, End of Period	$779,986	$1,437,039
Supplemental Disclosures:
Cash paid for interest	$14,303	$41,062
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by operating lease	$647,958	$—

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

On May 31, 2021, the Company completed a merger of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, managed services, and cloud solutions. On January 1, 2024, Flagship Solutions, LLC was consolidated into CloudFirst Technologies Corporation.

On January 27, 2022, the Company formed Information Technology Acquisition Corporation, a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023, condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Reclassifications

Certain prior year amounts in the Condensed Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities. During the three and six months ended June 30, 2024, the Company reclassified disaggregated revenue and had change in presentation on its Condensed Consolidated Financial Statements in order to present segments in line with how its Chief Operating Decision Maker (“CODM”) evaluates performance of each segment. Prior periods have been revised to reflect this change in the presentation.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted ASU 2023-01 and it did not have a material impact to our Condensed Consolidated Financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on June 30, 2024, approximate their carrying value as reflected in the balance sheet due to their short-term nature. The carrying values of the Company’s finance lease obligations and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at June 30, 2024, approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets/liabilities include the Company’s finance and operating lease assets and liabilities. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of the leases.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity at the time of purchase, of three months or less, to be cash equivalents. As of June 30, 2024, and December 31, 2023, the Company had cash and cash equivalents of $779,986 and $1,428,730, respectively.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments during the six months ended June 30, 2024, and the year ended December 31, 2023:

For the year ended December 31, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	2,307,228
As of December 31, 2023	$11,318,196

For the six months ended June 30, 2024
Total
As of December 31, 2023	$11,318,196
Purchase of equity investments	295,810
Sale of equity investments	(400,000)
As of June 30, 2024	$11,214,006

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

As of June 30, 2024, DSC had one customer with an accounts receivable balance representing 14% of total accounts receivable. As of December 31, 2023, the Company had one customer with an accounts receivable balance representing 20% of total accounts receivable.

For the three months ended June 30, 2024, the Company had one customer that accounted for 14% of revenue. For the three months ended June 30, 2023, the Company had two customers that accounted for 19% and 10% of revenue. For the six months ended June 30, 2024, the Company had two customers that accounted for 22% and 11% of revenue. For the six months ended June 30, 2023, the Company had one customer that accounted for 18% of revenue.

Accounts Receivable / Provision for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivables are uncollateralized, non-interest-bearing customer obligations. Accounts receivable are typically due within 30 days. ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. During the three and six months ended June 30, 2024, the Company recorded $(39,455), and $21,816 respectively as the change in expected credit losses. Clients invoiced in advance for services are reflected in deferred revenue on the Company’s balance sheet.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended June 30, 2024

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,037,184	$128,532	$3,165,716
Equipment and Software	782,303	—	782,303
Managed Services	642,518	—	642,518
Nexxis VoIP Services	275,830	—	275,830
Other	44,125	—	44,125
Total Sales	$4,781,960	$128,532	$4,910,492

For the Three Months
Ended June 30, 2023

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,366,601	$51,584	$2,418,185
Equipment and Software	2,379,822	—	2,379,822
Managed Services	791,816	34,927	826,743
Nexxis VoIP Services	240,712	—	240,712
Other	38,929	—	38,929
Total Sales	$5,817,880	$86,511	$5,904,391

For the Three Months
Ended June 30,

Timing of revenue recognition	2024	2023
Products transferred at a point in time	$826,427	$2,418,750
Products and services transferred over time	4,084,065	3,485,641
Total Sales	$4,910,492	$5,904,391

For the Six Months
Ended June 30, 2024
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$5,890,433	$228,178	$6,118,611
Equipment and Software	4,866,950	—	4,866,950
Managed Services	1,485,925	—	1,485,925
Nexxis VoIP Services	552,297	—	552,297
Other	112,018	10,438	122,456
Total Sales	$12,907,623	$238,616	$13,146,239

For the Six Months
Ended June 30, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$4,621,056	$103,908	$4,724,964
Equipment and Software	5,902,381	—	5,902,381
Managed Services	1,533,338	70,034	1,603,372
Nexxis VoIP Services	472,484	—	472,484
Other	80,913	—	80,913
Total Sales	$12,610,172	$173,942	$12,784,114

For the Six Months
Ended June 30,
Timing of revenue recognition	2024	2023
Products transferred at a point in time	$4,989,406	$5,983,294
Products and services transferred over time	8,156,833	6,800,820
Total Sales	$13,146,239	$12,784,114

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $249,147 and $226,142 for advertising costs for the three months ended June 30, 2024, and 2023, respectively. The Company incurred $481,387 and $416,020 for advertising costs for the six months ended June 30, 2024, and 2023, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2024, and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (Loss) Available to Common Shareholders	$(244,240)	$226,823	$112,862	$277,489

Weighted average number of common shares - basic	6,973,068	6,834,627	6,902,138	6,828,446
Dilutive securities
Options	—	185,981	363,326	185,981
Warrants	—	1,667	—	1,667
Restricted stock awards	—	—	234,375	—
Weighted average number of common shares - diluted	6,973,068	7,022,275	7,499,839	7,016,094
Earnings (Loss) per share, basic	$(0.04)	$0.03	$0.02	$0.04
Earnings (Loss) per share, diluted	$(0.04)	$0.03	$0.02	$0.04

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	701,346	393,540	338,020	393,540
Warrants	2,495,860	2,415,860	2,495,860	2,415,860
Restricted stock awards	234,375	—	—	—
	3,431,581	2,809,400	2,833,880	2,809,400

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Prepaid marketing & promotion	$173,815	$13,525
Prepaid subscriptions and license	347,477	362,760
Prepaid maintenance	144,490	31,311
Prepaid insurance	61,744	63,247
Other	32,453	42,332
Total prepaids and other current assets	$759,979	$513,175

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2024	2023
Storage equipment	$60,288	$60,288
Furniture and fixtures	32,356	21,625
Leasehold improvements	20,983	20,983
Computer hardware and software	126,232	117,379
Data center equipment	8,500,937	7,617,950
Gross Property and equipment	8,740,796	7,838,225
Less: Accumulated depreciation	(5,602,454)	(5,105,451)
Net property and equipment	$3,138,342	$2,732,774

Depreciation expense for the three months ended June 30, 2024, and 2023 was $270,952 and $231,415, respectively. Depreciation expense for the six months ended June 30, 2024, and 2023 was $497,003 and $450,394, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,434,218	1,179,881
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	29,067	3,935
Total intangible assets subject to amortization		3,889,248	2,705,432	1,183,816
Total Goodwill and Intangible Assets		$8,642,187	$2,705,432	$5,936,755

	Estimated life in years	Gross amount	June 30, 2024, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	5-15	2,614,099	1,567,790	1,046,309
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	33,002	—
Total intangible assets subject to amortization		3,889,248	2,842,939	1,046,309
Total Goodwill and Intangible Assets		$8,642,187	$2,842,939	$5,799,248

Scheduled amortization over the next five years are as follows:

Twelve months ending June 30,
2024	$133,571
2025	267,143
2026	267,143
2027	267,143
2028	111,309
Thereafter	—
Total	$1,046,309

Amortization expense for the three months ended June 30, 2024, and 2023 was $68,360 and $69,535, respectively. Amortization expense for the six months ended June 30, 2024, and 2023 was $137,507 and $139,266, respectively.

Note 6-Leases

Operating Leases

The Company currently maintains three leases for office space located in Melville, NY, one lease for office space in Boca Raton, FL and one lease for office space in Austin, TX.

The first lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988.

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is approximately $4,965. The lease expires on July 31, 2024.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. The lease term is six months and requires monthly payments of $1,470 and expires on June 30, 2022. Subsequent to June 30, 2022, the Company is on a $3,209 month-to-month lease with WeWork in Austin, TX.

On January 17, 2024, the Company entered into a lease agreement for office space in Melville, NY. The lease commenced on April 1, 2024, and has a term of sixty-seven months. The lease requires monthly payments of $11,931 and expires on October 30, 2029.

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

Finance Lease Obligations – Related Party

On March 4, 2021, the Company entered into a lease agreement with Systems Trading effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expired on March 1, 2024. The lease carried an interest rate of 8%.

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

The components of lease expense were as follows:

Three Months Ended June 30, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$127,411
Interest on lease liabilities, included in interest expense	5,449
Operating lease:
Amortization of assets, included in total operating expense	64,175
Interest on lease liabilities, included in total operating expense	258
Total net lease cost	$197,293

Six Months Ended June 30, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$323,480
Interest on lease liabilities, included in interest expense	14,303
Operating lease:
Amortization of assets, included in total operating expense	91,425
Interest on lease liabilities, included in total operating expense	773
Total net lease cost	$429,981

Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$632,733

Current operating lease liabilities	$65,983
Noncurrent operating lease liabilities	574,182
Total operating lease liabilities	$640,165

As of June 30, 2024
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(4,816,684)
Property and equipment, net	$705,032

Current obligations of finance leases	$261,236
Finance leases, net of current obligations	—
Total finance lease liabilities	$261,236

Supplemental cash flow and other information related to leases were as follows and included both related and non-related party finance leases combined:

Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$71,776
Financing cash flows related to finance leases	$276,247

Weighted average remaining lease term (in years):
Operating leases	5.62
Finance leases	0.29

Weighted average discount rate:
Operating leases	8%
Finance leases	7%

Long-term obligations under the operating and finance leases at June 30, 2024, mature as follows and included both related party and non-related finance leases combined:

For the Twelve Months Ended June 30,	Operating Leases	Finance Leases
2024	117,857	267,459
2025	149,481	—
2026	154,712	—
2027	160,127	—
2028	165,732	—
Thereafter	56,682	—
Total lease payments	804,591	267,459
Less: Amounts representing interest	(164,426)	(6,223)
Total lease obligations	640,165	261,236
Less: long-term obligations	(574,182)
Total current	$65,983	$261,236

As of June 30, 2024, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended June 30, 2024, and 2023 was $116,944 and $74,695, respectively. Rent expense under all operating leases for the six months ended June 30, 2024, and 2023 was $190,247 and $135,267, respectively.

Note 7 - Commitments and Contingencies

On May 7, 2024, the Company entered into a master service agreement with a vendor. The lease obligation is payable in monthly installments of $51,680. The master service agreement ends June 1, 2029.

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $0.4 million in payments over the next 3 years.

Subsequent to March 31, 2024, the Company received communication regarding state sales and use taxes. The company received further communication on July 31, 2024. The Company is in discussions with the agency and evaluating the amount owed. Based on an examination of all information currently available to the Company, the Company has determined that it is probable that an accrual is needed related to this matter. After our analysis, the Company expects the liability range to be between $75,000 and $97,000. The Company recorded $89,000 in accrued expenses during the six months ended June 30, 2024.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2024	595,347	$2.48	6.87
Options Granted	153,755	3.68	5.15
Exercised	(39,702)	2.30
Expired/Cancelled	(8,054)	4.77
Options Outstanding at June 30, 2024	701,346	$2.76	6.71

Options Exercisable at June 30, 2024	270,905	$2.93	5.70

Share-based compensation expense for options totaling $110,195 and $75,270 was recognized in the Company’s results for the three months ended June 30, 2024, and 2023, respectively. Share-based compensation expense for options totaling $214,357 and $129,704 was recognized in the Company’s results for the six months ended June 30, 2024, and 2023, respectively.

The intrinsic value of outstanding options as of June 30, 2024, and December 31, 2023, was $2,746,249 and $391,283, respectively.

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

As of June 30, 2024, there was $739,559 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.46 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2024, and 2023, are set forth in the table below.

	2024	2023
Weighted average fair value of options granted	$3.22	$1.69
Risk-free interest rate	3.94%-4.21%	3.41%-4.01%
Volatility	126%-159%	195%-199%
Expected life (years)	3.5-6.00 years	10 years
Dividend yield	$—%	$—%

Share-based awards, Restricted Stock Units (‘RSUs’)

On January 2, 2024, the Company granted certain employees an aggregate of 70,393 RSU’s. Compensation as a group amounted to $156,251. The shares vest one third each year for three years after issuance.

On March 31, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 14,166 RSUs. Compensation as a group amounted to $81,030. The shares vest one year after issuance.

On April 1, 2024, the Company granted certain employees an aggregate of 2,660 RSU’s. Compensation as a group amounted to $15,002. The shares vest on grant.

On June 30, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 17,500 RSUs. Compensation as a group amounts to $114,800. The shares vest one year after issuance.

A summary of the activity related to RSUs for the six months ended June 30, 2024, is presented below:

Restricted Stock Units (RSUs)	Shares	Weighted Average Fair Value $
RSUs non-vested at January 1, 2024	208,472	1.90
RSUs granted	104,719	2.88
RSUs vested	(78,816)	1.96
RSUs forfeited	—	—
RSUs non-vested at June 30, 2024	234,375	2.32

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $97,530 and $47,624 for the three months ended June 30, 2024, and 2023, respectively. Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $164,692 and $8,005 for the six months ended June 30, 2024, and 2023, respectively.

As of June 30, 2024, there was $423,268 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.33 years.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received from Nexxis Capital $77,348 for the three and six months ended June 30, 2024, and $15,681 for the six months ended June 30, 2023, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPA’s LLC. The Company paid Mr. Maglione’s firm $7,783 and $2,985 for accounting and consulting services for the three months ended June 30, 2024, and 2023, respectively. The Company paid Mr. Maglione’s firm $9,767 and $3,920  for accounting and consulting services during the six months ended June 30, 2024, and 2023, respectively.

Note 12 – Segment Information

The Company operates in two reportable segments: Cloud First and Nexxis. Its segments were determined based on the Company’s internal organizational structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate performance, which is generally the segment’s assets, liabilities, and operating income or losses. The Flagship acquisition in June of 2021 has benefited DSC with a client base, experienced sales and marketing talent, and a strong experienced technical team. Based on over two years of information and our experience with Flagship the Company decided, based on the services and product set, as well as the talented team at Flagship, to bring together both CloudFirst and Flagship. This unification on January 1, 2024 has strengthened the Company’s overall technical teams and provided for cross selling opportunities while reducing overall expenses.

Operations of:	Products and services provided:

CloudFirst Technologies Corporation	CloudFirst provides services from CloudFirst technological assets deployed in seven Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long term contracts.
Nexxis Inc.	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

	As of June 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,854,471	$50,288	$—	$1,904,759
Prepaid expenses and other current assets	614,989	25,037	119,953	759,979
Net property and equipment	3,133,601	2,484	2,257	3,138,342
Intangible assets, net	1,560,577	—	—	1,560,577
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	632,733	—	—	632,733
All other assets	—	—	12,103,835	12,103,835
Total assets	$12,035,042	$77,809	$12,226,045	$24,338,896

Accounts payable and accrued expenses	$2,411,858	$68,905	$443,809	$2,924,572
Deferred revenue	208,944	—	—	208,944
Finance leases payable	147,769	—	—	147,769
Finance leases payable related party	113,467	—	—	113,467
Operating lease liabilities	640,165	—	—	640,165
Total liabilities	$3,522,203	$68,905	$443,809	$4,034,917

	As of December 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,229,820	$30,152	$—	$1,259,972
Prepaid expenses and other current assets	419,254	18,157	75,764	513,175
Net property and equipment	2,727,225	2,905	2,644	2,732,774
Intangible assets, net	1,698,084	—	—	1,698,084
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	62,981	—	—	62,981
All other assets	—	—	12,795,362	12,795,362
Total assets	$10,376,035	$51,214	$12,873,770	$23,301,019

Accounts payable and accrued expenses	$2,020,963	$65,161	$522,814	$2,608,938
Deferred revenue	336,201	—	—	336,201
Finance leases payable	281,241	—	—	281,241
Finance leases payable related party	256,241	—	—	256,241
Operating lease liabilities	63,983	—	—	63,983
Total liabilities	$2,958,629	$65,161	$522,814	$3,546,604

For the Three Months Ended June 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$4,617,445	$293,047	$—	$4,910,492
Cost of sales	2,345,385	157,214	—	2,502,599
Gross Profit	2,272,060	135,833	—	2,407,893

Selling, general and administrative	1,400,718	160,044	896,606	2,457,368
Depreciation and amortization	338,908	211	192	339,311
Total operating expenses	1,739,626	160,255	896,798	2,796,679

Income (Loss) from Operations	532,434	(24,422)	(896,798)	(388,786)

Interest expense, net	—	—	152,441	152,441
Other expense	(10,260)	—	—	(10,260)
Total Other Income (Expense)	(10,260)	—	152,441	142,181
Income (Loss) before provision for income taxes	$522,174	$(24,422)	$(744,357)	$(246,605)

For the Three Months Ended June 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$5,639,310	$265,081	$—	$5,904,391
Cost of sales	3,168,984	156,653	—	3,325,637
Gross Profit	2,470,326	108,428	—	2,578,754

Selling, general and administrative	1,388,712	169,328	613,020	2,171,060
Depreciation and amortization	300,575	208	167	300,950
Total operating expenses	1,689,287	169,536	613,187	2,472,010

Income (Loss) from Operations	781,039	(61,108)	(613,187)	106,744

Interest expense, net	(16,570)	—	115,864	99,294
Other expense	—	—	—	—
Total Other Income (Expense)	(16,570)	—	115,864	99,294

Income (Loss) before provision for income taxes	$764,469	$(61,108)	$(497,323)	$206,038

For the Six Months Ended June 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$12,572,403	$573,836	$—	$13,146,239
Cost of sales	7,448,020	323,854	—	7,771,874
Gross Profit	5,124,383	249,982	—	5,374,365

Selling, general and administrative	3,021,616	336,923	1,545,310	4,903,849
Depreciation and amortization	644,701	422	385	645,508
Total operating expenses	3,666,317	337,345	1,545,695	5,549,357

Income (Loss) from Operations	1,458,066	(87,363)	(1,545,695)	(174,992)

Interest expense, net	—	—	295,810	295,810
Other expense	(21,520)	—	—	(21,520)
Total Other Income (Expense)	—	—	—	—

Income (Loss) before provision for income taxes	$1,436,546	$(87,363)	$(1,249,885)	$99,298

	For the six months ended June 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$12,254,237	$529,877	$—	$12,784,114
Cost of sales	7,780,841	334,774	—	8,115,615
Gross profit	4,473,396	195,103	—	4,668,499

Selling, general and administrative	2,535,491	294,078	1,183,540	4,013,109
Depreciation and amortization	589,100	279	281	589,660
Total operating expenses	3,124,591	294,357	1,183,821	4,602,769

Income (loss) from operations	1,348,805	(99,254)	(1,183,821)	65,730

Interest income	—	—	—	—
Interest expense	(43,916)	—	219,287	175,371
Total Other Income (Expense)	43,916)	—	219,287	175,371

Income (loss) before provision for income taxes	$1,304,889	$(99,254)	$(964,534)	$241,101

Note 13 - Subsequent Events

The Company has evaluated events that occurred through August 14, 2024, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than as follows.

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “ED Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock with certain limitations on the amount of common stock that may be offered and sold by the Company as set forth in the ED Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM Prospectus Supplement is $10,600,000 which is based on the limitations of such offerings under SEC regulations. The ED Agreement provides that the Company will pay Maxim a commission of 2.5% of the aggregate gross proceeds from each sale of shares under the ED Agreement. The ED Agreement will terminate upon the earlier of (i) the sale of all shares under the ED Agreement, (ii) twelve (12) months from the date of the ED Agreement, or (iii) as provided therein. As of June 30, 2024, the Company has recorded $15,635 as deferred issuance costs relating to this ED Agreement.

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

Company Overview

Data Storage Corporation is headquartered in Melville, New York. Our common stock trades on the Nasdaq under the ticker symbol DTST. We operate through two subsidiaries; CloudFirst Technologies Corporation, a Delaware corporation, formally referred to as DSC, and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

2024 Business Update Summary

The first half of 2024 has laid the foundation for our ongoing growth. Capital has been allocated for professional fees, business development, and account management. Our efforts, combined with the January 1st merger of CloudFirst Technologies and Flagship Solutions LLC into a single subsidiary of DSC position the company for our strategic initiatives.

We are currently planning our expansion into Europe, commencing with the United Kingdom, early in 2025.  We will be deploying our unique infrastructure platform in two data centers, increasing our addressable market. Management believes the UK marketplace consist with of over 50,000 plus companies that conduct business between the USA and the UK, with over 1.6 million Americans working in the UK. We believe the business opportunities and relationships of these closely tied countries will benefit our marketing efforts to penetrate the United Kingdom’s addressable marketplace.

Our first step several years ago outside of the USA was establishing a footprint in Canada.  CloudFirst has two IBM Power platforms in Canada. The UK and Canada are large trading partners. We consider the addressable markets of the USA, UK, and Canada to be a significant opportunity for our company. Our Cloud Infrastructure offerings of cloud hosting, disaster recovery and cyber security solutions will establish Data Storage, we believe, as one of the few, single source multi-country providers, providing cloud based infrastructure solutions such as Infrastructure-as-a- Service (IaaS) and Disaster Recovery on the IBM Power platform.

Additionally, evidence indicates that the IBM Power server migration to the cloud is underway, and accelerating, as reflected by the increase in visitors to our website of the past five years. Our web site white paper of ‘Migrating your IBM Power Systems to the Cloud’ has been a popular download. Web searching on IBM Cloud leads the corporate researcher to visit our web sites, and our solutions. IBM Corporation has stated that they expect, based on their trends and research, that ten percent of the addressable marketplace will migrate to the cloud each year. Further indications, based on a well-known survey reflect that only 15% of this addressable marketplace has moved to cloud based solutions.

Our CXO (Client Experience Officer) program, which was announced in a recent press release, is yielding positive results, fostering client relationships, boosting cross-selling activities, and striving to exceed client expectations.

We remain focused and stable. Although the future is always uncertain, we are currently in a strong cash position and expect positive EBITDA performance from our subsidiaries as DSC continues to invest in our growth.

Operational Footprint:

Data Storage Corporation operates from offices in New York, Florida, and Texas, equipped with data centers designed to meet client requirements effectively. The Company also employs remote staff to complement its office teams and manages a robust infrastructure across seven geographically diverse data centers in the United States and Canada, supporting its comprehensive subscription-based solutions.

This merger represents a pivotal step in Data Storage Corporation’s strategy to expand its service offerings and enhance its competitive edge in the rapidly evolving cloud services and IT solutions market.

Recent Developments

On May 3, 2024, the Board signed a resolution to amend the Company’s Bylaws to provide that at each meeting of stockholders, except where otherwise provided by law, the presence in person or by proxy of the holders of thirty-three and one-third percent of the outstanding shares of the Company’s voting stock shall constitute a quorum.

On June 20, 2024, we held our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, our stockholders approved an amendment to our 2021 Stock Incentive Plan, as amended and restated (the “Incentive Plan”) to increase the number of shares of common stock that we will have authority to grant under the Incentive Plan by an additional 1,000,000 shares of the common stock to 2,075,000.

RESULTS OF OPERATIONS

Three months ended June 30, 2024 as compared to June 30, 2023

Total Sales. For the three months ended June 30, 2024, total sales were $4,910,492, a decrease of $993,899 or (17)%, compared to $5,904,391 for the three months ended June 30, 2023. The decrease is primarily attributed to lower one-time equipment and software sales during the current period and a decrease in managed services partially offset by increases in all other revenue sources.

Sales	For the Three Months
	Ended June 30,
	2024	2023	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$3,165,716	$2,418,185	$747,531	31%
Equipment and Software	782,303	2,379,822	(1,597,519)	(67)%
Managed Services	642,518	826,743	(184,225)	(22)%
Nexxis VoIP Services	275,830	240,712	35,118	15%
Other	44,125	38,929	5,196	13%
Total Sales	$4,910,492	$5,904,391	$(993,899)	(17)%

Cost of Sales. For the three months ended June 30, 2024, cost of sales was $2,502,599, a decrease of $823,038 or 25% compared to $3,325,637 for the three months ended June 30, 2023. The decrease of 25% was mostly related to the decrease in one-time equipment related cost of sales.

Selling, general and administrative expenses. For the three months ended June 30, 2024, selling, general and administrative expenses were $2,796,679, an increase of $324,669 or 13%, as compared to $2,472,010 for the three months ended June 30, 2023. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended June 30,
	2024	2023	$ Change	% Change
Increase in Salaries	$1,319,261	$1,240,822	$78,439	6%
Increase in Professional Fees	493,986	287,079	206,907	72%
Increase in Software as a Service Expense	60,409	46,459	13,950	30%
Increase in Advertising Expenses	249,147	226,142	23,005	10%
Decrease in Commissions Expense	298,970	379,795	(80,825)	(21)%
Decrease in Amortization and Depreciation Expense	71,367	74,167	(2,800)	(4)%
Increase in Travel and Entertainment	130,436	38,539	91,897	238%
Increase in Rent and Occupancy	84,835	49,029	35,806	73%
Increase in Insurance	32,070	30,934	1,136	4%
Decrease in all other Expenses	56,198	99,044	(42,846)	(43)%
Total Expenses	$2,796,679	$2,472,010	$324,669	13%

Salaries. Salaries increased as a result of an increase in headcount in addition to an increase in salaries due to annual employee performance reviews.

Professional Fees. Professional fees increased primarily due to business development consulting fees and an increase in legal and accounting fees related to the filing of certain registration statements.

Software as a Service Expense (SaaS). SaaS increased due to a new customer relationship management platform at one of the company’s divisions.

Advertising Expenses. Advertising Expenses increased due to an increase in new marketing campaigns and in person customer events.

Commissions Expense. Commissions expense decreased due to the decrease in one-time equipment sales.

Travel and Entertainment. Travel and Entertainment expenses increased due to international expansion efforts in addition to travel related to domestic customer expansion efforts.

Rent and Occupancy. Rent and Occupancy expenses increased due to the addition of new office space in Melville, NY.

Other Income (Expense). Other income for the three months ended June 30, 2024 increased $42,887 to $142,181 from $99,294 for the three months ended June 30, 2023. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Income (loss) before provision for income taxes. Loss before provision for income taxes for the three months ended June 30, 2024 was $(246,605), as compared to income of $206,038 for the three months ended June 30, 2023.

Six months ended June 30, 2024 as compared to June 30, 2023

Total Sales. For the six months ended June 30, 2024, total sales were $13,146,239, an increase of $362,125 or 3%, compared to $12,784,114 for the six months ended June 30, 2023. The increase is primarily attributed to the increase of 29% in Infrastructure & Disaster Recovery/Cloud Services offset partially by a decrease in one-time equipment sales and Managed Services during the current period.

Sales	For the Six Months
	Ended June 30,
	2024	2023	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$6,118,611	$4,724,964	$1,393,647	29%
Equipment and Software	4,866,950	5,902,381	(1,035,431)	(18)%
Managed Services	1,485,925	1,603,372	(117,447)	(7)%
Nexxis VoIP Services	552,297	472,484	79,813	17%
Other	122,456	80,913	41,543	51%
Total Sales	$13,146,239	$12,784,114	$362,125	3%

Cost of Sales. For the six months ended June 30, 2024, cost of sales was $7,771,874, a decrease of $343,741 or 4% compared to $8,115,615 for the six months ended June 30, 2023. The decrease of 4% was mostly related to a decrease in one-time equipment sales.

Selling, general and administrative expenses. For the six months ended June 30, 2024, selling, general and administrative expenses were $5,549,356, an increase of $946,587 or 21%, as compared to $4,602,769 for the six months ended June 30, 2023. The net decrease is reflected in the chart below.

Selling, general and administrative expenses	For the Six Months
	Ended June 30,
	2024	2023	$ Change	% Change
Increase in Salaries	$2,675,649	$2,397,316	$278,333	12%
Increase in Professional Fees	750,569	507,906	242,663	48%
Increase in Software as a Service Expense	121,305	86,434	34,871	40%
Increase in Advertising Expenses	481,387	416,020	65,367	16%
Increase in Commissions Expense	713,553	651,762	61,791	9%
Decrease in Amortization and Depreciation Expense	143,495	147,939	(4,444)	(3)%
Increase in Travel and Entertainment	204,005	89,786	114,219	127%
Increase in Rent and Occupancy	144,523	110,837	33,686	30%
Increase in Insurance	63,866	57,424	6,442	11%
Increase in all other Expenses	251,004	137,345	113,659	83%
Total Expenses	$5,549,356	$4,602,769	$946,587	21%

Salaries. Salaries increased as a result of an increase in stock based compensation, and increase in headcount in addition to an increase in salaries due to annual employee performance reviews.

Professional fees. Professional fees increased primarily due to business development consulting fees and an increase in legal and accounting fees related to the filing of certain registration statements.

Software as a Service Expense (SaaS). SaaS increased due to a new customer relationship management platform at one of the company’s divisions.

Advertising Expenses. Advertising Expenses increased due to an increase in new marketing campaigns and in person events.

Commissions Expense. Commissions expense increased due to the timing of payments relating to certain sales streams.

Travel and Entertainment. Travel and Entertainment expenses increased due to international expansion in efforts in addition to travel related to domestic customer expansion efforts.

All Other Expenses. Other expenses increased primarily due to an increase in sales and use tax expense.

Other Income (Expense). Other income for the six months ended June 30, 2024, increased $98,919 to $274,290 from $175,371 for the six months ended June 30, 2023. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Income before provision for income taxes. Income before provision for income taxes for the six months ended June 30, 2024, was $99,299, as compared to $241,101 for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business.

To the extent we are successful in growing our business, identifying potential acquisition targets, and negotiating the terms of such acquisition, and in the event the purchase price includes a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition and related costs.

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which will likely require a renegotiation of related party capital equipment leases, a reduction in advertising and marketing programs, and/or a reduction in salaries for officers that are major shareholders.

We have long-term contracts to supply our subscription-based solutions that are invoiced to clients monthly. We continue to see an uptick in client interest distribution channel expansion and in sales proposals. In 2024, we have and intend to continue to work to increase our presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

During the six months ended June 30, 2024, our cash decreased by $648,744 to $779,986 from $1,428,730 on December 31, 2023. Net cash of $354,791 was provided by our operating activities resulting primarily from the changes in assets and liabilities. Net cash of $798,381 was used in investing activities principally related to the purchase of equipment. Net cash of $205,154 was used in financing activities primarily related to repayments of finance lease obligations, partially offset by proceeds received from the exercise of stock options.

The Company’s working capital was $11,197,995 on June 30, 2024, increasing by $186,588 from $11,011,407 at December 31, 2023. The increase is primarily attributable to an increase in accounts receivable and other current assets a decrease in deferred revenue and finance leases. This was offset by a decrease in cash and an increase in accounts payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended June 30, 2024, and 2023, respectively:

For the Three Months Ended June 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$522,174	$(24,422)	$(744,357)	$(246,605)

Non-GAAP adjustments:
Depreciation and amortization	338,908	422	192	339,522
Interest income	—	—	(152,441)	(152,441)
Interest expense	10,260		—	10,260
Stock based compensation	89,819	13,387	109,651	212,857

Adjusted EBITDA	$961,161	$(10,613)	$(786,955)	$163,593

For the Three Months Ended June 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$764,469	$(61,108)	$(497,323)	$206,038

Non-GAAP adjustments:
Depreciation and amortization	298,273	279	167	298,719
Interest and letter of credit fees	16,570	—	(115,863)	(99,293)
Stock based compensation	48,681	4,400	71,814	124,895

Adjusted EBITDA	$1,127,993	$(56,429)	$(541,205)	$530,359

The following table shows our reconciliation of net income to adjusted EBITDA for the six months ended June 30, 2024 and 2023, respectively:

For the Six Months Ended June 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$1,436,546	$(87,363)	$(1,249,884)	$99,299

Non-GAAP adjustments:
Depreciation and amortization	633,701	422	386	634,509
Interest income	—	—	(295,810)	(295,810)
Interest expense	21,520	—	—	21,520
Stock based compensation	142,788	13,387	221,336	377,511

Adjusted EBITDA	$2,234,555	$(73,554)	$(1,323,972)	$837,029

For the Six Months Ended June 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$1,304,889	$(99,254)	$(964,534)	$241,101

Non-GAAP adjustments:
Depreciation and amortization	589,100	279	281	589,660
Interest and letter of credit fees	43,916	—	(219,287)	(175,371)
Stock based compensation	87,677	4,400	117,105	209,182

Adjusted EBITDA	2,025,582	$(94,575)	$(1,066,435)	$864,572

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15I and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2024.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and the risk factors set forth in our 2023 Annual Report, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2023 Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2023 Annual Report.

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, the Company had net income attributable to common shareholders of $112,862 for the six months ended June 30, 2024, and $381,575 for the year ended December 31, 2023. As of June 30, 2024, the Company had cash of $779,986, marketable securities of $11,214,006, and working capital of $11,197,995. There can be no assurance that the Company will continue to generate income in the future.

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

On January 18, 2024, Nasdaq notified the Company that due to the passing of Mr. Hoffman, a member of our Board of Directors and member of our Audit Committee, the Company was no longer compliant with Nasdaq’s audit committee requirements as set forth in Rule 5605(c)(2)(A) of the Nasdaq listing standards. Nasdaq further notified the Company that, consistent with Rule 5605(c)(4) of the Nasdaq listing standards, Nasdaq provided the Company a cure period in order to regain compliance until the earlier of the Company’s next annual meeting of shareholders or December 30, 2024 or, if the next annual meeting of shareholders is held before June 27, 2024, then the Company must provide evidence of compliance no later than June 27, 2024.

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that, based on the information regarding the appointment of Nancy M. Stallone, CPA to the Company’s Board of Directors and Audit Committee, Nasdaq has determined that the Company complies with the Audit Committee requirement for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5605(c)(2), which requires that the Company maintain an audit committee of at least three members, each of whom must meet specified criteria, including certain independence criteria. Accordingly, the Nasdaq staff has determined that the Company has regained compliance with Nasdaq Listing Rule 5605(c)(2) and has indicated that the matter is now closed.

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

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of June 30, 2024, there were options and warrants outstanding convertible into an aggregate of 3,145,014 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the period ended June 30, 2024, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2024.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1#

Amendment No. 1 to the Data Storage Corporation 2021 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on June 24, 2024).

10.2

Equity Distribution Agreement, dated July 18, 2024, by and between Data Storage Corporation and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-280881) filed July 18, 2024)

10.3	Employment Agreement Amendment between Data Storage Corporation and Chris H. Panagiotakos (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K (File No. 001-35384) filed on April 1, 2024).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: August 14, 2024
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)