Form 10-Q
period 2024-09-30
Data Storage Corp
filed 2024-11-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2024, was 7,014,373.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$513,718	$1,428,730
Accounts receivable (less provision for credit losses of $31,456 and $7,915 in 2024 and 2023, respectively)	1,973,153	1,259,972
Marketable securities	11,374,769	11,318,196
Prepaid expenses and other current assets	760,564	513,175
Total Current Assets	14,622,204	14,520,073

Property and Equipment:
Property and equipment	8,925,184	7,838,225
Less—Accumulated depreciation	(5,865,481)	(5,105,451)
Net Property and Equipment	3,059,703	2,732,774

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	599,625	62,981
Other assets	204,599	48,436
Intangible assets, net	1,493,792	1,698,084
Total Other Assets	6,536,687	6,048,172

Total Assets	$24,218,594	$23,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,629,414	$2,608,938
Deferred revenue	160,237	336,201
Finance leases payable	79,652	263,600
Finance leases payable related party	74,077	235,944
Operating lease liabilities short term	95,545	63,983
Total Current Liabilities	3,038,925	3,508,666

Operating lease liabilities	548,897	—
Finance leases payable	—	17,641
Finance leases payable related party	—	20,297
Total Long-Term Liabilities	548,897	37,938

Total Liabilities	3,587,822	3,546,604

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,014,373 and 6,880,460 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	7,014	6,881
Additional paid in capital	40,143,684	39,490,285
Accumulated deficit	(19,270,544)	(19,505,803)
Total Data Storage Corporation Stockholders’ Equity	20,880,154	19,991,363
Non-controlling interest in consolidated subsidiary	(249,382)	(236,948)
Total Stockholder’s Equity	20,630,772	19,754,415
Total Liabilities and Stockholders’ Equity	$24,218,594	$23,301,019

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales	$5,808,835	$5,986,625	$18,955,074	$18,770,739

Cost of sales	3,297,164	3,656,271	11,069,038	11,771,886

Gross Profit	2,511,671	2,330,354	7,886,036	6,998,853

Selling, general and administrative	2,537,501	2,316,213	8,086,857	6,918,982

Income (Loss) from Operations	(25,830)	14,141	(200,821)	79,871

Other Income (Expense)
Interest income	160,770	152,471	456,580	375,953
Interest expense	(9,815)	(8,874)	(31,335)	(56,985)
Loss on disposal of equipment	(1,599)	—	(1,599)	—
Total Other Income (Expense)	149,356	143,597	423,646	318,968

Income before provision for income taxes	123,526	157,738	222,825	398,839

Provision for income taxes	—	—	—	—

Net Income	123,526	157,738	222,825	398,839

(Income) Loss in Non-controlling interest of consolidated subsidiary	(1,129)	21,273	12,434	57,661

Net Income attributable to Common Stockholders	$122,397	$179,011	$235,259	$456,500

Net Income per Share – Basic	$0.02	$0.03	$0.03	$0.06
Net Income per Share – Diluted	$0.02	$0.02	$0.03	$0.06
Weighted Average Number of Shares - Basic	6,999,447	6,847,264	6,918,253	6,834,811
Weighted Average Number of Shares – Diluted	7,340,545	7,246,250	7,269,644	7,212,048

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2023	—	$—	6,822,127	$6,822	$38,982,440	$(19,887,378)	$(154,689)	$18,947,195
Stock-based compensation	—	—	12,500	13	86,456	—	—	86,469
Net Income (Loss)	—	—	—	—	—	50,666	(15,603)	35,063
Balance March 31, 2023	—	$—	6,834,627	$6,835	$39,068,896	$(19,836,712)	$(170,292)	$19,068,727
Stock-based compensation	—	—	12,500	12	122,702	—	—	122,714
Net Income (Loss)	—	—	—	—	—	226,823	(20,785)	206,038
Balance June 30, 2023	—	$—	6,847,127	$6,847	$39,191,598	$(19,609,889)	$(191,077)	$19,397,479
Stock-based compensation	—	—	12,500	13	128,950	—	—	128,963
Net Income (Loss)	—	—	—	—	—	179,011	(21,273)	157,738
Balance September 30, 2023	—	$—	6,859,627	$6,860	$39,320,548	$(19,430,878)	$(212,350)	$19,684,180

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415
Stock-based compensation	—	—	49,490	49	171,276	—	—	171,325
Net Income (Loss)	—	—	—	—	—	357,102	(11,198)	345,904
Balance March 31, 2024	—	$—	6,929,950	$6,930	$39,661,561	$(19,148,701)	$(248,146)	$20,271,644
Stock options exercised	—	—	36,546	36	71,057	—	—	71,093
Stock-based compensation	—	—	29,326	29	207,818	—	—	207,847
Net (Loss)	—	—	—	—	—	(244,240)	(2,365)	(246,605)
Balance June 30, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979
Stock options exercised	—	—	8,551	9	17,630	—	—	17,639
Stock-based compensation			10,000	10	185,618	—	—	185,628
Net Income	—	—	—	—	—	122,397	1,129	123,526
Balance September 30, 2024	—	$—	7,014,373	$7,014	$40,143,684	$(19,270,544)	$(249,382)	$20,630,772

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$222,825	$398,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991,773	928,180
Stock-based compensation	564,800	338,145
Provision for credit losses	25,541	—
Loss on disposal of equipment	1,599	—
Changes in Assets and Liabilities:
Accounts receivable	(738,725)	1,158,493
Other assets	(156,163)	—
Prepaid expenses and other current assets	(247,389)	(287,368)
Right of use asset	111,314	136,954
Accounts payable and accrued expenses	20,478	(348,851)
Deferred revenue	(175,964)	(21,518)
Operating lease liability	(67,499)	(141,450)
Net Cash Provided by Operating Activities	552,590	2,161,424
Cash Flows from Investing Activities:
Capital expenditures	(1,116,008)	(1,246,996)
Purchase of marketable securities	(456,573)	(1,520,953)
Sale of marketable securities	400,000	—
Net Cash Used in Investing Activities	(1,172,581)	(2,767,949)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(182,163)	(392,287)
Repayments of finance lease obligations	(201,590)	(294,522)
Proceeds from exercise of stock options	88,732	—
Net Cash Used in Financing Activities	(295,021)	(686,809)

Decrease in Cash and Cash Equivalents	(915,012)	(1,293,334)

Cash and Cash Equivalents, Beginning of Period	1,428,730	2,286,722

Cash and Cash Equivalents, End of Period	$513,718	$993,388
Supplemental Disclosures:
Cash paid for interest	$18,034	$48,471
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by operating lease	$647,958	$—

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment, and onboarding provisioning. DSC maintains infrastructure and storage equipment in seven technical centers in New York, Massachusetts, Texas, North Carolina, Chicago and Canada.

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

On August 12, 2024 the Company formed UK Cloud Host Technologies Ltd., a company formed under the laws of the United Kingdom, for the purpose of establishing an executive presence in London, United Kingdom and managing the business and affairs of the Company within Europe.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023, condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation (“CloudFirst Technologies”), (ii) Information Technology Acquisition Corporation, a Delaware corporation, and (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation. All inter-company transactions and balances have been eliminated in consolidation. The accounts of UK Cloud Host Technologies Ltd., a wholly-owned subsidiary of CloudFirst Technologies, are not reflected in the Condensed Consolidated Financial Statements because there has been no activity to report since inception. The Company expects to report activity for UK Cloud Host Technologies Ltd. in the fourth quarter of 2024.

Reclassifications

Certain prior year amounts in the Condensed Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities. During the three and nine months ended September 30, 2024, the Company reclassified disaggregated revenue and had a change in presentation on its Condensed Consolidated Financial Statements in order to present segments in line with how its Chief Operating Decision Maker (“CODM”) evaluates performance of each segment. Prior periods have been revised to reflect this change in the presentation.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted ASU 2023-01 and it did not have a material impact to its Condensed Consolidated Financial statements.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on September 30, 2024, approximate their carrying value as reflected in the balance sheet due to their short-term nature. The carrying values of the Company’s finance lease obligations and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at September 30, 2024, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, and other intangible assets. These assets are measured using Level 3 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity at the time of purchase, of three months or less, to be cash equivalents. As of September 30, 2024, and December 31, 2023, the Company had cash and cash equivalents of $513,718 and $1,428,730, respectively.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments during the nine months ended September 30, 2024, and the year ended December 31, 2023:

For the year ended December 31, 2023
Total
As of January 1, 2023	$9,010,968
Purchase of equity investments	2,307,228
As of December 31, 2023	$11,318,196

For the nine months ended September 30, 2024
Total
As of December 31, 2023	$11,318,196
Purchase of equity investments	456,573
Sale of equity investments	(400,000)
As of September 30, 2024	$11,374,769

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

As of September 30, 2024, DSC had two customers with an accounts receivable balance representing 15% and 13% of total accounts receivable. As of December 31, 2023, the Company had one customer with an accounts receivable balance representing 20% of total accounts receivable.

For the three months ended September 30, 2024, the Company had two customers that accounted for 13% and 11% of revenue. For the three months ended September 30, 2023, the Company had one customer that accounted for 13% of revenue. For the nine months ended September 30, 2024, the Company had two customers that accounted for 15% and 12% of revenue. For the nine months ended September 30, 2023, the Company had two customers that accounted for 15% and 11% of revenue.

Accounts Receivable / Provision for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivables are uncollateralized, non-interest-bearing customer obligations. Accounts receivable are typically due within 30 days. ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires the Company to pool assets with similar risk characteristics and consider current economic conditions when estimating losses. During the three and nine months ended September 30, 2024, the Company recorded $8,860, and $31,456 respectively, as the change in expected credit losses. Clients invoiced in advance for services are reflected in deferred revenue on the Company’s balance sheet.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended September 30, 2024

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$3,146,805	$182,824	$3,329,629
Equipment and Software	1,404,134	—	1,404,134
Managed Services	718,830	—	718,830
Nexxis VoIP Services	312,365	—	312,365
Other	38,377	5,500	43,877
Total Sales	$5,620,511	$188,324	$5,808,835

For the Three Months
Ended September 30, 2023

	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$2,535,794	$86,857	$2,622,651
Equipment and Software	2,185,061	—	2,185,061
Managed Services	887,302	—	887,302
Nexxis VoIP Services	255,963	—	255,963
Other	35,648	—	35,648
Total Sales	$5,899,768	$86,857	$5,986,625

For the Three Months
Ended September 30,

Timing of revenue recognition	2024	2023
Products transferred at a point in time	$1,448,010	$2,220,708
Products and services transferred over time	4,360,825	3,765,917
Total Sales	$5,808,835	$5,986,625

For the Nine Months
Ended September 30, 2024
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$9,037,238	$411,002	$9,448,240
Equipment and Software	6,271,084	—	6,271,084
Managed Services	2,204,755	—	2,204,755
Nexxis VoIP Services	864,662	—	864,662
Other	150,395	15,938	166,333
Total Sales	$18,528,134	$426,940	$18,955,074

For the Nine Months
Ended September 30, 2023
	United States	International	Total
Infrastructure & Disaster Recovery/Cloud Service	$7,040,818	$260,799	$7,301,617
Equipment and Software	8,087,442	—	8,087,442
Managed Services	2,536,672	—	2,536,672
Nexxis VoIP Services	728,447	—	728,447
Other	116,561	—	116,561
Total Sales	$18,509,940	$260,799	$18,770,739

For the Nine Months
Ended September 30,
Timing of revenue recognition	2024	2023
Products transferred at a point in time	$6,437,416	$8,204,003
Products and services transferred over time	12,517,658	10,566,736
Total Sales	$18,955,074	$18,770,739

Contract receivables are recorded at the invoiced amount and represent uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made on an account-by-account basis, considering specific factors such as age, amount, and the client’s creditworthiness.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract.

During the three months ended September 2024 and 2023, $62,387 and $48,968 of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods. During the nine months ended September 2024 and 2023, $214,385 and $195,323 of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

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

Initial Set-Up Fees

The Company accounts for set-up fees as a separate performance obligation. Set-up services are performed one-time and accordingly the revenue is recognized at the point in time, and is non-refundable, and the Company is entitled to payment.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $144,755 and $165,403 for advertising costs for the three months ended September 30, 2024, and 2023, respectively. The Company incurred $626,142 and $581,423 for advertising costs for the nine months ended September 30, 2024, and 2023, respectively.

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation, and forfeitures are recognized as they occur.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income Attributable to Common Shareholders	$122,397	$179,011	$235,259	$456,500

Weighted average number of common shares - basic	6,999,447	6,847,264	6,918,253	6,834,811
Dilutive securities
Options	181,842	398,986	192,135	377,237
Warrants	—	—	—	—
Restricted stock awards	224,375	—	224,375	—
Weighted average number of common shares - diluted	7,405,664	7,246,250	7,334,763	7,212,048
Earnings per share, basic	$0.02	$0.03	$0.03	$0.06
Earnings per share, diluted	$0.02	$0.02	$0.03	$0.06

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	510,953	210,211	500,660	231,960
Warrants	2,495,860	2,415,860	2,495,860	2,415,860
	3,006,813	2,626,071	2,996,520	2,647,820

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Prepaid marketing & promotion	$103,666	$13,525
Prepaid subscriptions and license	431,676	362,760
Prepaid maintenance	139,150	31,311
Prepaid insurance	53,303	63,247
Other	32,769	42,332
Total prepaids and other current assets	$760,564	$513,175

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2024	2023
Storage equipment	$60,288	$60,288
Furniture and fixtures	30,305	21,625
Leasehold improvements	—	20,983
Computer hardware and software	135,020	117,379
Data center equipment	8,699,571	7,617,950
Gross Property and equipment	8,925,184	7,838,225
Less: Accumulated depreciation	(5,865,481)	(5,105,451)
Net property and equipment	$3,059,703	$2,732,774

Depreciation expense for the three months ended September 30, 2024, and 2023 was $279,935 and $269,372, respectively. Depreciation expense for the nine months ended September 30, 2024, and 2023 was $787,481 and $720,037, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2023, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,434,218	1,179,881
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	29,067	3,935
Total intangible assets subject to amortization		3,889,248	2,705,432	1,183,816
Total Goodwill and Intangible Assets		$8,642,187	$2,705,432	$5,936,755

	Estimated life in years	Gross amount	September 30, 2024, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	5-15	2,614,099	1,634,575	979,524
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	33,002	—
Total intangible assets subject to amortization		3,889,248	2,909,724	979,524
Total Goodwill and Intangible Assets		$8,642,187	$2,909,724	$5,732,463

Scheduled amortization over the next five years are as follows:

Twelve months ending September 30,
2025	$267,143
2026	267,143
2027	267,143
2028	178,095
2029	—
Thereafter	—
Total	$979,524

Amortization expense for the three months ended September 30, 2024, and 2023 was $66,786 and $69,147, respectively. Amortization expense for the nine months ended September 30, 2024, and 2023 was $204,292 and $208,143, respectively.

Note 6 - Leases

Operating Leases

The Company currently maintains two leases for office space located in Melville, NY, and one lease for office space in Austin, TX.

The lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988. The lease has since expired.

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent is approximately $4,965. The lease has since expired.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. On September 3, 2024 the company amended this agreement and is on an eight month lease agreement with payments of a $1,056 per month.

On January 17, 2024, the Company entered into a lease agreement for office space in Melville, NY. The lease commenced on April 1, 2024, and has a term of sixty-seven months. The lease requires monthly payments of $11,931 and expires on October 30, 2029.

Finance Lease Obligations

On November 1, 2021, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $3,512. The lease carries an interest rate of 6% and is a three-year lease. The term of the lease ended on November 1, 2024.

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

During the nine months ended September 30, 2024, the Company exercised its right and bought out a fair market value lease of equipment at the end of its Systems Trading lease for $98,312.

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

The components of lease expense were as follows:

Three Months Ended September 30, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$291,289
Interest on lease liabilities, included in interest expense	12,585
Operating lease:
Amortization of assets, included in total operating expense	27,250
Interest on lease liabilities, included in total operating expense	515
Total net lease cost	$331,639

Nine Months Ended September 30, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$418,700
Interest on lease liabilities, included in interest expense	18,034
Operating lease:
Amortization of assets, included in total operating expense	91,425
Interest on lease liabilities, included in total operating expense	773
Total net lease cost	$528,932

Supplemental balance sheet information related to leases was as follows:

Operating Leases:
Operating lease right-of-use asset	$599,625

Current operating lease liabilities	$95,545
Noncurrent operating lease liabilities	548,897
Total operating lease liabilities	$644,442

As of September 30, 2024
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(4,911,904)
Property and equipment, net	$609,812

Current obligations of finance leases	$153,729
Finance leases, net of current obligations	—
Total finance lease liabilities	$153,729

Supplemental cash flow and other information related to leases were as follows and included both related and non-related party finance leases combined:

Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$67,499
Financing cash flows related to finance leases	$383,753

Weighted average remaining lease term (in years):
Operating leases	5.08
Finance leases	2.80

Weighted average discount rate:
Operating leases	9%
Finance leases	7%

Long-term obligations under the operating and finance leases at September 30, 2024, mature as follows and included both related party and non-related finance leases combined:

For the Twelve Months Ended September 30,	Operating Leases	Finance Leases
2025	$154,904	$159,952
2026	150,777	—
2027	156,054	—
2028	161,516	—
2029	167,169	—
Thereafter	14,170	—
Total lease payments	804,590	159,952
Less: Amounts representing interest	(160,148)	(6,223)
Total lease obligations	644,442	153,729
Less: long-term obligations	(548,897)	—
Total current	$95,545	$153,729

As of September 30, 2024, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended September 30, 2024, and 2023 was $79,970 and $69,974, respectively. Rent expense under all operating leases for the nine months ended September 30, 2024, and 2023 was $270,217 and $205,241, respectively.

Note 7 - Commitments and Contingencies

On May 7, 2024, the Company entered into a master service agreement with a vendor. The lease obligation is payable in monthly installments of $51,680. The master service agreement ends June 1, 2029.

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $0.4 million in payments over the next 2 years.

During the year, the Company received communication regarding state sales and use taxes. The Company received further communication on July 31, 2024. The Company is in discussions with the agency and evaluating the amount owed. Based on an examination of all information currently available to the Company, the Company has determined that it is probable that an accrual is needed related to this matter. After its analysis, the Company expects the liability range to be between $75,000 and $97,000. The Company recorded $89,000 in accrued expenses during the nine months ended September 30, 2024.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”), pursuant to which it may offer and sell, from time to time, shares of its common stock. Sales of shares of common stock under the Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”). The ATM Prospectus relates to the offering of up to $10,600,000 shares of the Company’s common stock. The issuance and sale, if any, of common stock under the Agreement is subject to the Company maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024. To date, the Company has not made any sales under the Agreement.

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2024	590,594	$2.51	7.45
Options Granted	153,755	3.69	3.69
Exercised	(48,253)	2.26	—
Expired/Cancelled	(3,301)	4.77	—
Options Outstanding at September 30, 2024	692,795	$2.78	6.48

Options Exercisable at September 30, 2024	275,375	$3.01	5.59

Share-based compensation expense for options totaling $108,203 and $81,520 was recognized in the Company’s results for the three months ended September 30, 2024, and 2023, respectively. Share-based compensation expense for options totaling $322,560 and $211,223 was recognized in the Company’s results for the nine months ended September 30, 2024, and 2023, respectively.

The intrinsic value of outstanding options as of September 30, 2024, and December 31, 2023, was $928,159 and $391,283, respectively.

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

As of September 30, 2024, there was $664,737 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.07 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2024, and 2023, are set forth in the table below.

	2024	2023
Weighted average fair value of options granted	$5.72	$1.77
Risk-free interest rate	3.94%-4.21%	3.41%-4.59%
Volatility	126%-159%	195%-199%
Expected life (years)	6 years	10 years
Dividend yield	$—%	$—%

Share-based awards, Restricted Stock Units (‘RSUs’)

On January 2, 2024, the Company granted certain employees an aggregate of 70,393 RSUs. Compensation as a group amounted to $156,251. The shares vest one third each year for three years after issuance.

On March 31, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 14,166 RSUs. Compensation as a group amounted to $81,030. The shares vest one year after issuance.

On April 1, 2024, the Company granted certain employees an aggregate of 2,660 RSUs. Compensation as a group amounted to $15,002. The shares vested on grant.

On June 30, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 17,500 RSUs. Compensation as a group amounted to $114,800. The shares vest one year after issuance.

A summary of the activity related to RSUs for the nine months ended September 30, 2024, is presented below:

Restricted Stock Units (RSUs)	Shares	Weighted Average Fair Value $
RSUs non-vested at January 1, 2024	208,472	1.89
RSUs granted	104,719	2.89
RSUs vested	(88,816)	2.10
RSUs forfeited	—	—
RSUs non-vested at September 30, 2024	224,375	2.28

Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $77,425 and $48,507 for the three months ended September 30, 2024, and 2023, respectively. Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $242,240 and $126,922 for the nine months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, there was $345,843 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 0.97 years.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received from Nexxis Capital $0 and $7,348 for the three and nine months ended September 30, 2024, and $14,267 and $30,048 for the three and nine months ended September 30, 2023, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPA’s LLC. The Company paid Mr. Maglione’s firm $5,075 and $6,488 for accounting and consulting services for the three months ended September 30, 2024, and 2023, respectively. The Company paid Mr. Maglione’s firm $13,908 and $10,408 for accounting and consulting services during the nine months ended September 30, 2024, and 2023, respectively.

Note 11 – Segment Information

The Company operates in two reportable segments: CloudFirst and Nexxis. Its segments were determined based on the Company’s internal organizational structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate performance, which is generally the segment’s assets, liabilities, and operating income or losses. The Flagship acquisition in June of 2021 has benefited DSC with a client base, experienced sales and marketing talent, and a strong experienced technical team. Based on over two years of information and the Company’s experience with Flagship the Company decided, based on the services and product set, as well as the talented team at Flagship, to bring together both CloudFirst and Flagship. This unification on January 1, 2024 has strengthened the Company’s overall technical teams and provided for cross-selling opportunities while reducing overall expenses.

Operations of:	Products and services provided:

CloudFirst Technologies Corporation

CloudFirst provides services from CloudFirst technological assets deployed in seven Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platform. Services provided to clients are provided on a subscription basis on long-term contracts.

Nexxis Inc.	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

	As of September 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,931,076	$42,077	$—	$1,973,153
Prepaid expenses and other current assets	633,231	22,947	104,386	760,564
Net property and equipment	3,053,222	2,269	4,212	3,059,703
Intangible assets, net	1,493,792	—	—	1,493,792
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	599,625	—	—	599,625
All other assets	—	—	12,093,086	12,093,086
Total assets	$11,949,617	$67,293	$12,201,684	$24,218,594

Accounts payable and accrued expenses	$2,051,086	$72,901	$505,427	$2,629,414
Deferred revenue	160,237	—	—	160,237
Finance leases payable	79,652	—	—	79,652
Finance leases payable related party	74,077	—	—	74,077
Operating lease liabilities	644,442	—	—	644,442
Total liabilities	$3,009,494	$72,901	$505,427	$3,587,822

	As of December 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,229,820	$30,152	$—	$1,259,972
Prepaid expenses and other current assets	419,254	18,157	75,764	513,175
Net property and equipment	2,727,225	2,905	2,644	2,732,774
Intangible assets, net	1,698,084	—	—	1,698,084
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	62,981	—	—	62,981
All other assets	—	—	12,795,362	12,795,362
Total assets	$10,376,035	$51,214	$12,873,770	$23,301,019

Accounts payable and accrued expenses	$2,020,963	$65,161	$522,814	$2,608,938
Deferred revenue	336,201	—	—	336,201
Finance leases payable	281,241	—	—	281,241
Finance leases payable related party	256,241	—	—	256,241
Operating lease liabilities	63,983	—	—	63,983
Total liabilities	$2,958,629	$65,161	$522,814	$3,546,604

For the Three Months Ended September 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$5,483,537	$325,298	$—	$5,808,835
Cost of sales	3,116,332	180,832	—	3,297,164
Gross Profit	2,367,205	144,466	—	2,511,671

Selling, general and administrative	1,196,547	149,055	834,635	2,180,237
Depreciation and amortization	356,855	214	195	357,264
Total operating expenses	1,553,402	149,269	834,830	2,537,501

Income (Loss) from Operations	813,803	(4,803)	(834,830)	(25,830)

Interest income	—	—	160,770	160,770
Interest expense	(9,815)	—	—	(9,815)
Loss on disposal of equipment	(1,599)	—	—	(1,599)
Total Other Income (Expense)	(11,414)	—	160,770	149,356
Income (Loss) before provision for income taxes	$802,389	$(4,803)	$(674,060)	$123,526

For the Three Months Ended September 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$5,716,060	$270,565	$—	$5,986,625
Cost of sales	3,492,250	164,021	—	3,656,271
Gross Profit	2,223,810	106,544	—	2,330,354

Selling, general and administrative	1,196,582	174,527	606,584	1,977,693
Depreciation and amortization	338,131	213	176	338,520
Total operating expenses	1,534,713	174,740	606,760	2,316,213

Income (Loss) from Operations	689,097	(68,196)	(606,760)	14,141

Interest income	—	—	156,666	156,666
Interest expense	(13,069)	—	—	(13,069)
Total Other Income (Expense)	(13,069)	—	156,666	143,597

Income (Loss) before provision for income taxes	$676,028	$(68,196)	$(450,094)	$157,738

For the Nine Months Ended September 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$18,055,940	$899,134	$—	$18,955,074
Cost of sales	10,564,352	504,686	—	11,069,038
Gross Profit	7,491,588	394,448	—	7,886,036

Selling, general and administrative	4,229,162	485,978	2,379,944	7,095,084
Depreciation and amortization	990,557	636	580	991,773
Total operating expenses	5,219,719	486,614	2,380,524	8,086,857

Income (Loss) from Operations	2,271,869	(92,166)	(2,380,524)	(200,821)

Interest income	—	—	456,580	456,580
Interest expense	(31,335)	—	—	(31,335)
Loss on disposal of equipment	(1,599)	—	—	(1,599)
Total Other Income (Expense)	(32,934)	—	456,580	423,646

Income (Loss) before provision for income taxes	$2,238,935	$(92,166)	$(1,923,944)	$222,825

	For the nine months ended September 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total
Sales	$17,970,297	$800,442	$—	$18,770,739
Cost of sales	11,273,091	498,795	—	11,771,886
Gross profit	6,697,206	301,647	—	6,998,853
	—
Selling, general and administrative	3,732,073	468,605	1,790,124	5,990,802
Depreciation and amortization	927,231	492	457	928,180
Total operating expenses	4,659,304	469,097	1,790,581	6,918,982

Income (loss) from operations	2,037,902	(167,450)	(1,790,581)	79,871

Interest income	—	—	375,953	375,953
Interest expense	(56,985)	—	—	(56,985)
Total Other Income (Expense)	(56,985)	—	375,953	318,968

Income (loss) before provision for income taxes	$1,980,917	$(167,450)	$(1,414,628)	$398,839

Note 12 - Subsequent Events

The Company has evaluated events that occurred through November 14, 2024, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than as follows. Subsequent to September 30, 2024, the Company entered into three colocation services and supporting connectivity agreements in data centers in the United Kingdom. These agreements commence in 2025, have a term of three years, and the Company is obligated to pay $11,422 per month.

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

Company Overview

Data Storage Corporation (“Data Storage,” “we,” “us,” “our” and the “Company”) is headquartered in Melville, New York. Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol DTST. We operate through two subsidiaries; CloudFirst Technologies Corporation (“CloudFirst Technologies”), a Delaware corporation, and Nexxis Inc. These subsidiaries provide solutions and services to a broad range of clients in several industries including healthcare, banking and finance, distribution services, manufacturing, construction, education, and government. The subsidiaries maintain business development teams, as well as independent distribution channels.

Strategic Growth and Infrastructure: In response to a capital raise and Nasdaq uplisting in 2021, we expanded our distribution networks and bolstered our team, focusing on enhancing our sales, marketing, and technological capabilities. Data Storage operates seven geographically diverse data centers across the U.S. and Canada, supporting its commitment to providing secure and reliable subscription-based services.

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

Client Engagement and Revenue Generation: We engage with clients through direct business development efforts and a broad distribution network, offering solutions that lower barriers to entry for disaster recovery and cloud infrastructure services. While subscription-based services constitute a significant portion of our revenue, we also generate income from the sale of equipment and software, emphasizing cybersecurity, data storage, and IBM Power systems solutions.

This overview highlights Data Storage Corporation’s strategic approach to leveraging technology and expertise to meet the complex needs of its diverse client base, ensuring business continuity and security in an increasingly digital world.

2024 Business Update Summary

In the first half of 2024, we laid a strong foundation for sustained growth. Strategic capital allocation toward professional services, business development, and account management has been pivotal. The January 1st merger of CloudFirst Technologies and Flagship Solutions LLC into a single subsidiary of Data Storage Corporation has positioned us to advance key strategic initiatives effectively.

Our expansion into Europe, with a primary focus on the United Kingdom (UK), is underway. Equipment procurement for our three data center locations has commenced, and we project the platform will be operational and ready for client onboarding by January 2025. Management estimates that the UK and European Union (EU) markets includes more than 50,000 businesses with established trade and operations spanning the USA, UK, and EU, a prospect that bolsters our marketing strategy. The close economic and commercial ties between these countries are expected to enhance our efforts to penetrate the UK and EU markets. CloudFirst Technologies’ wholly owned subsidiary, UK Cloud Host Technologies Ltd., has established an executive presence in London and appointed Colin Freeman as Managing Director to lead the European expansion. Banking facilities are established, and we are actively progressing in our execution phase.

Our initial expansion outside the USA began with establishing a presence in Canada, where CloudFirst Technologies operates two IBM Power platforms. The trading relationship between the UK, Canada, and the USA presents substantial growth potential. We believe these interconnected markets offer a significant addressable opportunity. Our portfolio of cloud infrastructure services, including cloud hosting, disaster recovery, and cybersecurity, positions Data Storage as a comprehensive, multi-country service provider—one of the few offering such breadth and capability.

Our CXO (Client Experience Officer) program, announced earlier this year, is driving tangible outcomes by deepening client engagement, enhancing cross-selling opportunities, and exceeding service expectations.

We maintain our focus and operational stability. While market conditions remain unpredictable, our cash position is solid, and we forecast continued positive EBITDA from our subsidiary operations.

Operational Footprint:

Data Storage Corporation operates from offices in New York and Texas, equipped with data centers designed to meet client requirements effectively. We also employ remote staff to complement our office teams and manages a robust infrastructure across seven geographically diverse data centers in the United States and Canada, supporting our comprehensive subscription-based solutions.

Recent Developments

On May 3, 2024, the Board signed a resolution to amend our Bylaws to provide that at each meeting of stockholders, except where otherwise provided by law, the presence in person or by proxy of the holders of thirty-three and one-third percent of the outstanding shares of our voting stock shall constitute a quorum.

On June 20, 2024, we held our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, our stockholders approved an amendment to our 2021 Stock Incentive Plan, as amended and restated (the “Incentive Plan”) to increase the number of shares of common stock that we will have authority to grant under the Incentive Plan by an additional 1,000,000 shares of common stock to 2,075,000.

On July 18, 2024, we entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of our common stock. Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. We will pay Maxim a commission of 2.5% of the aggregate gross proceeds from each sale of shares and have agreed to provide Maxim with customary indemnification and contribution rights. We also agreed to reimburse Maxim for certain specified expenses of up to $50,000. Sales of shares of common stock under the Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”), both of which were filed with the SEC on July 18, 2024. The ATM Prospectus relates to the offering of up to $10,600,000 shares of our common stock. The issuance and sale, if any, of common stock under the Agreement is subject to us maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024.

RESULTS OF OPERATIONS

Three months ended September 30, 2024 as compared to September 30, 2023

Total Sales. For the three months ended September 30, 2024, total sales were $5,808,834, a decrease of $177,791 or 3%, compared to $5,986,625 for the three months ended September 30, 2023. The decrease is primarily attributed to lower one-time Equipment and Software sales during the current period and a decrease in Managed Services, primarily offset by an increase in Infrastructure & Disaster Recovery/Cloud Services.. Typically, we generate a higher margin on Infrastructure & Disaster Recovery/Cloud Services than we do on one-time Equipment Sales.

Sales	For the Three Months
	Ended September 30,
	2024	2023	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$3,329,629	$2,622,651	$706,978	27%
Equipment and Software	1,404,134	2,185,061	(780,927)	(36)%
Managed Services	718,830	887,302	(168,472)	(19)%
Nexxis VoIP Services	312,365	255,963	56,402	22%
Other	43,877	35,648	8,229	23%
Total Sales	$5,808,835	$5,986,625	$(177,790)	(3)%

Cost of Sales. For the three months ended September 30, 2024, cost of sales was $3,297,164, a decrease of $359,107 or 10% compared to $3,656,271 for the three months ended September 30, 2023. The decrease was mostly related to the decrease in one-time equipment and managed services related cost of sales.

Selling, general and administrative expenses. For the three months ended September 30, 2024, selling, general and administrative expenses were $2,537,501, an increase of $221,288 or 10%, as compared to $2,316,213 for the three months ended September 30, 2023. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Three Months
	Ended September 30,
	2024	2023	$ Change	% Change
Increase in Salaries	$1,304,572	$1,203,134	$101,438	8%
Increase in Professional Fees	435,865	264,928	170,937	65%
Decrease in Software as a Service Expense	46,343	54,168	(7,825)	(14)%
Decrease in Advertising Expenses	144,755	165,403	(20,648)	(12)%
Decrease in Commissions Expense	275,673	348,779	(73,106)	(21)%
Decrease in Amortization and Depreciation Expense	71,371	72,931	(1,560)	(2)%
Increase in Travel and Entertainment	103,118	41,369	61,749	149%
Increase in Rent and Occupancy	56,896	56,876	20	0%
Increase in Insurance	32,281	30,623	1,658	5%
Decrease in all other Expenses	66,627	78,002	(11,375)	(15)%
Total Expenses	$2,537,501	$2,316,213	$221,288	10%

Salaries. Salaries increased as a result of an increase in stock-based compensation in addition to an increase in salaries due to annual employee performance reviews.

Professional Fees. Professional fees increased primarily due to business development consulting fees and an increase in legal and accounting fees related to the filing of certain registration statements.

Software as a Service Expense (SaaS). SaaS decreased due to a decrease in outside professional services.

Advertising Expenses. Advertising Expenses decreased due to offsets in expense of our stadium lease.

Commissions Expense. Commissions expense decreased due to the decrease in one-time equipment sales.

Travel and Entertainment. Travel and Entertainment expenses increased due to international expansion efforts in addition to travel related to domestic customer expansion efforts.

Other Income (Expense). Other income for the three months ended September 30, 2024, increased $5,759 to $149,356 from $143,597 for the three months ended September 30, 2023. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Income (loss) before provision for income taxes. Income before provision for income taxes for the three months ended September 30, 2024, was $123,526, as compared to income of $157,738 for the three months ended September 30, 2023.

Nine months ended September 30, 2024 as compared to September 30, 2023

Total Sales. For the nine months ended September 30, 2024, total sales were $18,955,074, an increase of $184,335 or 1%, compared to $18,770,739 for the nine months ended September 30, 2023. The increase is primarily attributed to the increase of $2,146,623 or 29% in Infrastructure & Disaster Recovery/Cloud Services offset partially by a decrease in one-time equipment sales and managed services during the current period. Typically, we generate a higher margin on Infrastructure & Disaster Recovery/Cloud Services than we do on one-time Equipment Sales.

Sales	For the Nine Months
	Ended September 30,
	2024	2023	$ Change	% Change
Infrastructure & Disaster Recovery/Cloud Service	$9,448,240	$7,301,617	$2,146,623	29%
Equipment and Software	6,271,084	8,087,442	(1,816,358)	(22)%
Managed Services	2,204,755	2,536,672	(331,917)	(13)%
Nexxis VoIP Services	864,662	728,447	136,215	19%
Other	166,333	116,561	49,772	43%
Total Sales	$18,955,074	$18,770,739	$184,335	1%

Cost of Sales. For the nine months ended September 30, 2024, cost of sales was $11,069,038, a decrease of $702,848 or 6% compared to $11,771,886 for the nine months ended September 30, 2023. The decrease of 6% was mostly related to a decrease in one-time equipment sales.

Selling, general and administrative expenses. For the nine months ended September 30, 2024, selling, general and administrative expenses were $8,086,857, an increase of $1,167,875 or 17%, as compared to $6,918,982 for the nine months ended September 30, 2023. The net increase is reflected in the chart below.

Selling, general and administrative expenses	For the Nine Months
	Ended September 30,
	2024	2023	$ Change	% Change
Increase in Salaries	$3,980,221	$3,600,450	$379,771	11%
Increase in Professional Fees	1,186,434	772,834	413,600	54%
Increase in Software as a Service Expense	167,648	140,602	27,046	19%
Increase in Advertising Expenses	626,142	581,423	44,719	8%
Decrease in Commissions Expense	989,226	1,000,541	(11,315)	(1)%
Decrease in Amortization and Depreciation Expense	214,866	220,870	(6,004)	(3)%
Increase in Travel and Entertainment	307,123	131,155	175,968	134%
Increase in Rent and Occupancy	201,419	167,713	33,706	20%
Increase in Insurance	96,147	88,047	8,100	9%
Increase in all other Expenses	317,631	215,347	102,284	47%
Total Expenses	$8,086,857	$6,918,982	$1,167,875	17%

Salaries. Salaries increased as a result of an increase in stock-based compensation in addition to an increase in salaries due to annual employee performance reviews.

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

Other Income (Expense). Other income for the nine months ended September 30, 2024, increased $104,678 to $423,646 from $318,968 for the nine months ended September 30, 2023. The increase in other income is primarily attributable to the increase in interest income from investment in marketable securities.

Income before provision for income taxes. Income before provision for income taxes for the nine months ended September 30, 2024, was $222,825, as compared to $398,839 for the nine months ended September 30, 2023, a decrease of $176,014.

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

On July 18, 2024, we entered into the Agreement with Maxim pursuant to which we may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of our common stock. There can be no guarantee that we will be able to raise capital from sales under the Agreement. To date, we have not made any sales under the Agreement,

Cash Flows for nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$552,590	$2,161,424
Cash used in investing activities	(1,172,581)	(2,767,949)
Cash used in financing activities	(295,021)	(686,809)
Net decrease in cash and cash equivalents	(915,012)	(1,293,334)
Cash and cash equivalents, beginning of period	1,428,730	2,286,722
Cash and cash equivalents, end of period	$513,718	$993,388

Operating activities

During the nine months ended September 30, 2024, cash provided by operating activities was $552,590, compared to $2,161,424 during the nine months ended September 30, 2023. The decrease of $1,608,834 is primarily due to the decrease in accounts receivable of $1,897,218, partially offset by the $317,388 increase in adjustments for non-cash items, including depreciation and amortization and stock-based compensation.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities totaled $1,172,581, compared to $2,767,949 during the nine months ended September 30, 2023. The decrease of $1,595,368 was primarily due to a net decrease in the purchases of marketable securities.

Financing activities

During the nine months ended September 30, 2024, net cash used in financing activities totaled $295,021, compared to $686,809 during the nine months ended September 30, 2023. The decrease of $391,788 was primarily due to lower repayments of finance lease obligations to a related party.

Nine months ended September 30, 2024 as compared to Fiscal Year ended December 31, 2023

During the nine months ended September 30, 2024, our cash decreased by $915,012 to $513,718 from $1,428,730 on December 31, 2023. Net cash of $552,590 was provided by our operating activities resulting primarily from the changes in assets and liabilities. Net cash of $1,172,581 was used in investing activities principally related to the purchase of equipment. Net cash of $295,021 was used in financing activities primarily related to repayments of finance lease obligations, partially offset by proceeds received from the exercise of stock options.

The Company’s working capital was $11,583,279 on September 30, 2024, increasing by $571,872 from $11,011,407 at December 31, 2023. The increase is primarily attributable to an increase in accounts receivable and other current assets and a decrease in deferred revenue and finance leases. This was offset by a decrease in cash and an increase in accounts payable.

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

The following table shows our reconciliation of net income to adjusted EBITDA for the three months ended September 30, 2024, and 2023, respectively:

For the Three Months Ended September 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$802,389	$(4,803)	$(674,060)	$123,526

Non-GAAP adjustments:
Depreciation and amortization	356,856	213	195	357,264
Interest income	—	—	(160,770)	(160,770)
Interest expense	9,815	—	—	9,815
Stock-based compensation	77,292	6,697	101,638	185,627

Adjusted EBITDA	$1,246,352	$2,107	$(732,997)	$515,462

For the Three Months Ended September 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$676,028	$(68,196)	$(450,094)	$157,738

Non-GAAP adjustments:
Depreciation and amortization	338,131	213	176	338,520
Interest income	—	—	(147,471)	(147,471)
Interest expense	8,874	—	—	8,874
Stock-based compensation	39,618	6,827	82,518	128,963

Adjusted EBITDA	$1,066,846	$(61,156)	$(519,066)	$486,624

The following table shows our reconciliation of net income to adjusted EBITDA for the nine months ended September 30, 2024, and 2023, respectively:

For the Nine Months Ended September 30, 2024

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$2,238,935	$(92,166)	$(1,923,944)	$222,825

Non-GAAP adjustments:
Depreciation and amortization	990,557	635	581	991,773
Interest income	—	—	(456,580)	(456,580)
Interest expense	31,335	—	—	31,335
Stock-based compensation	220,080	20,085	322,974	563,139

Adjusted EBITDA	$3,480,907	$(71,446)	$(2,056,969)	$1,352,492

For the Nine Months Ended September 30, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Net income (loss)	$1,980,917	$(167,450)	$(1,414,628)	$398,839

Non-GAAP adjustments:
Depreciation and amortization	927,231	492	457	928,180
Interest income	—	—	(370,953)	(370,953)
Interest expense	56,985	—	—	56,985
Stock-based compensation	127,296	11,227	199,623	338,146

Adjusted EBITDA	3,092,429	$(155,731)	$(1,585,501)	$1,351,197

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As reflected in the consolidated financial statements, the Company had net income attributable to common shareholders of $235,259 for the nine months ended September 30, 2024, and $381,575 for the year ended December 31, 2023. As of September 30, 2024, the Company had cash of $513,718, marketable securities of $11,374,769, and working capital of $11,583,279. There can be no assurance that the Company will continue to generate income in the future.

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

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of September 30, 2024, there were options and warrants outstanding convertible into an aggregate of 3,145,014 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the period ended September 30, 2024, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2024.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below.

On September 12, 2024, each of Charles Piluso, Chris Panagiotakos, Harold Schwartz and Thomas Kempster, the Chief Executive Officer, Chief Financial Officer, President and Executive Vice President, respectively, of the Company, entered into written stock selling plans (the “10b5-1 Plans”) in accordance with Rule 10b5-1 of the Exchange Act and the Company’s Insider Trading Policy. We have been advised that it is the intent of Messrs. Piluso, Panagiotakos, Schwartz and Kempster to use the proceeds of any sales of common stock made pursuant to the 10b5-1 Plans to pay income tax obligations related to awards of restricted stock units made pursuant to our 2021 Stock Incentive Plan.

The 10b5-1 Plans entered into by Messrs. Piluso, Panagiotakos, Schwartz and Kempster allow for the sale of a maximum of approximately 8,967, 6,072, 5,299 and 5,299 shares, respectively, of our common stock, over a seven-month period beginning on September 12, 2024 through April 15, 2025. Sales of shares by Messrs. Piluso, Panagiotakos, Schwartz and Kempster pursuant to the 10b5-1 Plans provide for sales of specified share amounts on the open market on specified dates at prevailing market prices.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on January 9, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333- 148167) filed on December 19, 2007).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.16	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 6, 2024).
10.1	Equity Distribution Agreement, dated July 18, 2024, by and between Data Storage Corporation and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-280881) filed July 18, 2024)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: November 14, 2024
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)