Form 10-K
period 2024-12-31
Data Storage Corp
filed 2025-03-31
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $26,955,729.

The number of shares of the registrant’s common stock outstanding as of March 27, 2025, was 7,094,081.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 (the “2025 Proxy Statement”).

Data Storage Corporation

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report and in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “DSC,” “we,” “us,” “our,” and “Company,” refer to Data Storage Corporation and its subsidiaries.

Summary Risk Factors

Risks Related to the Company’s Business

●	The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

●	If the Company is unable to attract new customers to its infrastructure and disaster recovery/cloud subscription services on a cost-effective basis, its revenue and operating results would be adversely affected.

●	The Company expects to continue to acquire or invest in other companies, which may divert its management’s attention, result in additional dilution to its stockholders, and consume resources that are necessary to sustain its business.

●	Integration of an acquired company’s operations may present challenges.

●	The Company may fail to maintain an effective system of internal controls, which may result in material misstatements of its consolidated financial statements or cause it to fail to meet its periodic reporting obligations.

●	The Company is controlled by three principal stockholders who serve as its executive officers and directors.

●	To date, a substantial portion of the Company’s revenues have come from a limited number of customers.

Risks Related to the Company’s Industry

●	The market for cloud solutions is highly competitive, and if the Company does not compete effectively, its operating results will be harmed.

●

If a cyberattack was able to breach the Company’s security protocols and disrupt its data protection platform and solutions, such disruption could increase the Company’s expenses, damage its reputation, harm its business and adversely affect its stock price.

●

Any significant disruption in service, in the Company’s computer systems, or caused by its third-party storage and system providers could damage the Company’s reputation and result in a loss of customers, which would harm the Company’s business, financial condition, and operating results.

●	Security vulnerabilities, data protection breaches and cyberattacks could disrupt the Company’s data protection platform and solutions.

●	The Company’s ability to provide services to its customers depends on its customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

●	If the Company is unable to retain its existing customers, its business, financial condition, and operating results will be adversely affected.

●	A decline in demand for the Company’s cyber security, disaster recovery, and/or infrastructure solutions, in general, would cause its revenue to decline.

●

The Company primarily depends upon third-party distribution companies to generate new customers. The Company’s relationships with its partners and distributors may be terminated or may not continue to be successful in generating new customers, which could adversely affect its ability to increase its customer base.

●	If the Company is unable to expand its base of business customers, its future growth and operating results could be adversely affected.

●	If the Company is unable to sustain market recognition of and loyalty to its brand, or if its reputation were to be harmed, it could lose customers or fail to increase the number of its customers, which could harm its business, financial condition, and operating results.

●	The Company is subject to government regulation and other legal obligations related to privacy, and any actual or perceived failure to comply with such obligations would harm its business.

●	The Company’s solutions are used by customers in the health care industry, and it must comply with numerous federal and state laws related to patient privacy in connection with providing its solutions to these customers.

●	Errors, failures, bugs in or unavailability of the Company’s solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others.

●	The Company faces many risks associated with its growth and plans to expand, which could harm its business, financial condition, and operating results.

●

The Company’s international expansion will subject it to risks typically encountered when operating internationally, including economic and political instability, fluctuations in currency exchange rates, differing legal and regulatory environments, challenges in managing a geographically dispersed workforce, and cultural differences.

●	The loss of the Company’s key personnel, or its failure to attract, integrate, and retain other highly qualified personnel, could harm its business and growth prospects.

●	Declining general economic or business conditions and changes to trade policy, including tariff and customs regulations, may have a negative impact on the Company’s business.

Risks Related to Intellectual Property

●

Assertions by a third party that the Company’s solutions infringe its intellectual property, whether or not correct, could subject the Company to costly and time-consuming litigation or expensive licenses.

●	The Company relies on third-party software to develop and provide its solutions, including server software and licenses from third parties to use patented intellectual property.

●	If the Company is unable to protect its domain names, its reputation, brand, customer base, and revenue, as well as its business and operating results, it could be adversely affected.

Risks Related to the Company’s Common Stock and Securities

●	The Company’s stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in its common stock could incur substantial losses.

●	We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

●	Upon exercise of the Company’s outstanding options or warrants, it will be obligated to issue a substantial number of additional shares of common stock which will dilute its present shareholders.

●	Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of its common stock to decline.

●	The Company does not expect to declare any common stock cash dividends in the foreseeable future.

●	Because the Company may issue preferred stock without the approval of its shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire the Company and could depress its stock price.

●	Provisions of Nevada law could delay or prevent an acquisition of DSC, even if the acquisition would be beneficial to its stockholders and could make it more difficult for stockholders to change DSC’s management.

ITEM 1. BUSINESS

Corporate Overview

The Company is a leading provider of enterprise cloud and business continuity solutions, specializing in fully managed cloud hosting, disaster recovery, cybersecurity, and IT automation services. DSC leverages its expertise through its subsidiaries: CloudFirst Technologies Corporation (“CloudFirst Technologies”), CloudFirst Europe Ltd. (“CloudFirst Europe” and, together with CloudFirst Technologies, “CloudFirst”), and Nexxis Inc. (“Nexxis”). Through its CloudFirst platform – built on IBM Power Systems infrastructure – DSC delivers high-performance cloud solutions tailored for IBM i and AIX workloads. This niche focus on IBM Power environments distinguishes CloudFirst in the market: none of the major public cloud providers (AWS, Microsoft Azure, or Google Cloud) natively support IBM i/AIX workload, giving DSC a distinct competitive edge in serving clients with these mission-critical systems. The Company leverages long-term subscription contracts for its cloud and disaster-recovery services, yielding a highly recurring revenue base and strong customer retention (historically over 90% annual subscription renewal rates). DSC’s client base exceeds 425 organizations across diverse sectors – including government, healthcare, education, manufacturing, and Fortune 500 enterprises – reflecting broad market demand for its multi-cloud hosting and business continuity solutions. In recent years, DSC has undertaken strategic expansions (organically and via acquisitions) to reinforce its position as an emerging growth leader in the multi-billion-dollar cloud hosting and business continuity market. Notably, the integration of Flagship Solutions, LLC (“Flagship”) (which became a subsidiary of DSC in 2021) into CloudFirst was completed in January 2024, unlocking operational synergies and enabling cross-selling of the full CloudFirst suite to Flagship’s established customer base. This integration, combined with enhanced distribution and marketing capabilities post-2021 Nasdaq uplisting, has bolstered DSC’s growth trajectory and technical expertise.

Solutions and Services

DSC provides a comprehensive portfolio of solutions to ensure clients’ critical IT systems remain operational, secure, and resilient:

• Cloud Infrastructure Services (IaaS) – CloudFirst offers fully managed cloud hosting for IBM Power systems (IBM i and AIX) as well as x86 environments. Clients can migrate on-premises IBM workloads to DSC’s owned and operated cloud and run them on enterprise-grade IBM Power infrastructure, with interoperability to public clouds like AWS, Azure, and Google for hybrid deployments. DSC’s cloud solutions include comprehensive migration services to ensure seamless transfer of data and applications from legacy systems to the cloud with minimal downtime.

• Disaster Recovery & Business Continuity – DSC delivers robust disaster-recovery-as-a-service and business continuity solutions to protect organizations from downtime and data loss. CloudFirst’s recovery services provide off-site data replication, rapid failover for IBM i/AIX and Windows/Linux systems, and cloud-based backup to meet stringent recovery time objectives. These services ensure that clients can quickly restore critical applications in the event of cyberattacks, hardware failures, or natural disasters, thereby minimizing operational disruption.

• Cybersecurity Solutions – Through its security suite, DSC offers comprehensive cybersecurity and compliance services. This includes endpoint protection, network security, data encryption, ransomware defense, vulnerability assessments, and IBM i security monitoring. By integrating cybersecurity into its cloud and DR offerings, DSC provides a layered defense to safeguard client data and systems across on-premise and cloud environments.

• Managed IT Services and Support – DSC augments its core cloud offerings with managed services such as systems monitoring, IT automation, and voice & data communications solutions. For example, through its Nexxis subsidiary, DSC provides Voice over Internet Protocol (“VoIP”)/Unified Communications and dedicated internet connectivity as part of its one-stop solution set. These ancillary services enable clients to rely on a single provider for a broad range of IT infrastructure needs.

This integrated solutions portfolio positions DSC as a single-source provider for cloud infrastructure, disaster recovery, cybersecurity, and connectivity. From initial cloud migration through ongoing management and support, the Company ensures clients’ workloads run securely and efficiently in a multi-cloud environment. DSC’s value proposition is underscored by its high service reliability (Tier III data centers with 99.999% uptime SLAs) and a consultative approach by in-house solution architects to meet each client’s unique requirements.

Competitive Positioning and CloudFirst Strategy

CloudFirst occupies a distinct competitive niche as a premier cloud solution for IBM Power Systems, an area with high barriers to entry and limited competition. Because IBM i and AIX workloads cannot be easily re-platformed to standard x86 cloud environments, hyperscale cloud providers (Amazon, Microsoft, Google) generally do not compete in this segment. DSC has capitalized on this gap by building a cloud platform specialized for IBM Power – complete with the necessary hardware, OS expertise, and tools to support mission-critical IBM environments. This focus, combined with DSC’s deep IBM technical know-how, allows the Company to address complex legacy modernization and disaster recovery needs that others cannot readily fulfill. At the same time, CloudFirst is designed for interoperability with mainstream clouds: the platform integrates via high-bandwidth, low-latency connections to AWS, Azure, Google, and IBM Cloud, enabling clients to run IBM i/AIX systems in parallel with their other cloud-native workloads. This multi-cloud capability gives enterprises the “best of both worlds” – they can maintain essential IBM systems, whereby protecting their applications designed for the IBM operating platform on CloudFirst, while interfacing seamlessly with applications hosted on public clouds.

Security and compliance are core to CloudFirst’s value proposition. DSC’s data centers meet Tier III standards and SOC 2 Type II compliance, offering the highest levels of reliability and data protection. CloudFirst’s infrastructure and processes are aligned with stringent regulatory requirements in the United States, Canada, and the United Kingdom, which is crucial for clients in regulated industries (financial services, government, healthcare, etc.). Additionally, DSC’s cloud services adhere to data sovereignty laws by enabling clients to keep data within country borders (e.g., Canadian data in Canada, UK data in UK data centers). By prioritizing security certifications and regional compliance, CloudFirst provides enterprise customers with confidence that their critical systems are hosted in an environment that meets national security standards and privacy laws. This commitment to security, combined with 24x7 managed support, has solidified DSC’s reputation as a trusted partner for business continuity. Industry recognition of this niche leadership is evident – DSC is viewed as an emerging growth leader in cloud infrastructure and the migration of data to the cloud for IBM Power workloads.

Global Footprint and Infrastructure

DSC has established a global cloud infrastructure footprint to serve its clients’ multi-national needs. The Company operates and leverages a network of Tier III data center facilities across North America and Europe, including five in the United States, which includes one new data center facility in Chicago, two in Canada, and three in the United Kingdom (Scotland and England). This expansive footprint was built through strategic investments and partnerships: historically, DSC operated out of seven primary data centers across the U.S. and Canada, and in 2024 it expanded into Europe by partnering with leading regional data center providers (e.g., Brightsolid in Scotland and Pulsant in England). By early 2025, CloudFirst’s platform spanned three countries and served over 400 clients globally.

Having infrastructure in multiple geographies allows DSC to deliver cloud infrastructure and recovery services from a single source across continents, a capability few competitors offer. Clients with international operations can rely on CloudFirst to host and protect data in-region for performance and compliance, while managing everything through one provider. For example, a U.S.-based enterprise with subsidiaries in Canada and the UK can run IBM i production in DSC’s U.S. cloud, have disaster recovery in Canada, and extend certain workloads or backups to the UK – all under CloudFirst’s management. This one-stop, multi-country service model is highly differentiated in the mid-market enterprise segment, where companies often struggle to find integrated solutions for IBM Power workloads across regions. DSC’s data centers are inter-connected and built with full redundancy (power, cooling, network) and round-the-clock operations support, ensuring consistent service levels worldwide. The geographic diversity of these sites also adds resiliency (e.g., data can be replicated to a different country for added protection). Management believes this global infrastructure approach for cross-border cloud services provides DSC with a competitive advantage in winning customers seeking a single vendor for all their cloud hosting and business continuity needs.

Growth Strategy and Cross-Selling Opportunities

DSC’s growth strategy is centered on expanding its cloud footprint and cross-selling its full suite of solutions to meet the evolving needs of its clients. A key pillar of this strategy is capitalizing on cross-sell opportunities that arise from the Company’s multi-country presence and broadened solution set. As the Company enters new regions like Europe, DSC can target existing North American clients who have overseas operations, offering to migrate or protect those international workloads via CloudFirst’s new UK facilities. Similarly, partnerships with local providers (such as Pulsant in the UK) open access to new customer bases that DSC can serve with its IBM expertise – including European organizations and U.S. multinationals operating abroad. Management has structured these partnerships to maximize customer engagement across different industry verticals and regions, thereby creating access to a much broader addressable market. Early success of this approach is evidenced by growing demand in the UK/EU for IBM cloud services, which CloudFirst is now positioned to fulfill as one of the few specialized providers in that area.

In North America, DSC continues to deepen penetration in high-value verticals such as finance, healthcare, and insurance that require the reliable continuity solutions DSC provides. The Company’s unified sales team now markets an expanded portfolio – for instance, a disaster recovery customer can be upsold to production hosting on CloudFirst, cybersecurity services, and even voice/data connectivity, all through one relationship. Internally, the consolidation of Flagship into the CloudFirst brand has enhanced this cross-selling: Flagship’s legacy customers (who may have originally engaged for IBM hardware or software solutions) are being introduced to DSC’s cloud and DR services, driving incremental recurring revenue. To support these efforts, DSC is investing in its distribution channels, including IBM Business Partners, Managed Service Provider’s (MSPs), and resellers, to refer and resell CloudFirst services globally. The Company is also pursuing selective acquisitions and alliances to broaden its technical capabilities and customer reach.

In 2024, DSC reported $25.4 million in total revenue, with greater than 80% stemming from recurring sources, including cloud-based hosting and disaster recovery solutions, infrastructure-as-a-service hosting, managed services, cyber security and maintenance subscriptions. This base of annual recurring revenue reflects the effectiveness of the Company’s subscription-focused model. The remaining contract value for cloud services totals approximately $39.2 million, providing revenue visibility and supporting future growth expectations. The Company ended the year with a $21.5 million Annual Recurring Revenue (ARR) run rate. With a contract renewal rate exceeding 90%, DSC is positioned to maintain and expand its customer base. DSC operates with no debt and continues to improve operating margins as it scales its cloud solutions and service offerings. Looking forward, the Company is advancing its strategy, expanding its company owned and managed IBM Power platform into new markets, including a recent entry into Europe. Management believes that there is a global migration of IBM power systems and disaster recovery to cloud based solutions. DSC is uniquely positioned to capitalize on these trends, driving sustained revenue growth and long-term shareholder value.

Overall, DSC’s integrated approach – a unique IBM-focused cloud platform, compliance-driven global data center presence, and a broad suite of continuity and security solutions – positions the Company as a comprehensive one-stop provider for enterprises undergoing digital transformation and cloud migration. By emphasizing its CloudFirst differentiators and executing on cross-sell opportunities, DSC aims to strengthen its market position as a trusted partner for cloud infrastructure and business continuity worldwide.

Government Regulation

DSC operates within a complex and evolving regulatory landscape, governed by a multitude of federal, state, local, and international privacy laws. These laws regulate the Company’s handling of personal and customer data, reflecting the growing importance of privacy in the digital age. Compliance with these regulations is critical, as failure to do so could result in legal action, loss of customer trust, and negative impacts on the Company’s reputation and operations.

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

The regulatory environment for DSC is marked by rapid changes and requires continuous vigilance to ensure compliance. As privacy regulations evolve, the Company may need to adjust its services and practices to remain compliant, thereby safeguarding its reputation and facilitating the development of new and innovative services that respect customer privacy.

Human Capital Resources

DSC attributes its success to the skill and dedication of its workforce, consisting of fifty-three full-time and two part-time employees as of March 15, 2025. The team is diverse, with roles across executive management, administration, finance, sales, marketing, and a robust technical team, complemented by independent contractors for service support and installations as needed. The Company has no collective bargaining agreements in place and maintains a positive relationship with its employees.

Key aspects of the Company’s human capital management include:

●	Employee Composition: The workforce includes eight in executive management, five in administration and finance, eleven in sales, three in marketing, and twenty-eight in technical roles.

●	Compensation Strategy: Compensation programs are performance-aligned to incentivize both short-term and long-term achievements, aiming to attract, retain, and motivate talent.

●	Health and Safety: Employee health and safety are paramount, underscoring the Company’s commitment to its staff and operational philosophy.

Corporate Information

Data Storage Corporation, a Delaware corporation founded in 2001, became a subsidiary of the Company, a Nevada corporation (DSC), in 2008. DSC was initially incorporated as Euro Trend Inc. on March 27, 2007, and consummated a share exchange transaction in October 2008. The Company underwent a name change to its current identity post-acquisition.

On May 31, 2021, the Company completed a merger of Flagship, a Florida limited liability company, and the Company’s wholly-owned subsidiary, Data Storage FL, LLC, a Florida limited liability company. Flagship is a provider of Hybrid Cloud solutions, managed services and cloud solutions. On January 1, 2024, Flagship Solutions, LLC was consolidated into the Company’s wholly-owned subsidiary, CloudFirst Technologies Corporation, a Delaware corporation incorporated in 2001.

On January 27, 2022, we formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On August 12, 2024, the Company formed UK Cloud Host Technologies Ltd., a company formed under the laws of the United Kingdom, for the purpose of establishing an executive presence in London, United Kingdom and managing the business and affairs of the Company within Europe. On December 27, 2024, the name of the entity was changed to CloudFirst Europe Ltd.

Facilities

The Company’s corporate headquarters are located at 225 Broadhollow Road, Suite 307, Melville, New York 11747, which are leased pursuant to a lease agreement, dated January 17, 2024. The lease commenced on April 1, 2024, and has a term of sixty-seven months. The monthly rent is $11,931 and the lease expires on October 30, 2029. The Company believes that these headquarters are adequate for its current operations and needs.

Available Information

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

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our Common Stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report as result of different factors, including the risks we face described below.

Risks Related to the Company’s Business

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, the Company had net income attributable to common shareholders of $523,214 and $381,575 for the years ended December 31, 2024, and 2023, respectively As of December 31, 2024, the Company had cash of $1,070,097, marketable securities of $11,261,006, and working capital of $11,869,914. There can be no assurance that the Company will continue to generate income in the future or that the income will be significant.

If the Company is unable to attract new customers to its infrastructure and disaster recovery/cloud subscription services on a cost-effective basis, its revenue and operating results would be adversely affected.

The Company generates the majority of its revenue from the sale of subscriptions to its infrastructure and disaster recovery/cloud solutions as well as contracted managed services and software and hardware renewals. In order to grow, the Company must continue to reach the many businesses in need of its unique services, many of whom may have not previously used infrastructure as a service and cloud disaster recovery backup solutions. The Company uses and periodically adjusts a diverse mix of advertising and marketing programs to promote its solutions. Significant increases in the pricing of one or more of the Company’s advertising channels would increase its advertising costs or cause it to choose less expensive and perhaps fewer effective channels. As the Company adds to or changes the mix of its advertising and marketing strategies, it may expand into channels with significantly higher costs than its current programs, which could adversely affect its operating results. The Company may incur advertising and marketing expenses significantly in advance of the time it anticipates recognizing any revenue generated by such expenses, and it may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because the Company recognizes revenue from customers over the terms of their subscriptions, a sizeable portion of its revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in the Company’s operating results until later periods. It has made in the past, and may make, in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If the Company is unable to maintain effective advertising programs, its ability to attract new customers could be adversely affected, its advertising and marketing expenses could increase substantially, and its operating results may suffer.

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

As a public company, The Company is required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 requires an annual management assessment of the effectiveness of the Company’s internal control over financial reporting. The rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

The Company can give no assurance that additional material weaknesses will not be identified in the future. The Company’s failure to implement and maintain effective internal controls over financial reporting could result in errors in its consolidated financial statements that could result in a restatement of its financial statements and could cause it to fail to meet its reporting obligations, any of which could diminish investor confidence in the Company and cause a decline in the price of its common stock.

The Company is controlled by three principal stockholders who serve as its executive officers and directors.

As of March 27, 2025, through their aggregate voting power, Messrs. Piluso, Schwartz and Kempster control approximately 36% of the Company’s outstanding common stock, giving them the ability to control a significant portion of the votes for the Company’s directors and all other matters requiring the approval of its stockholders, including the election of all its directors and the approval of a reverse stock split.

To date, a substantial portion of the Company’s revenues have come from a limited number of customers, making it dependent on those few customers.

Though the Company continues to expand its customer base, the Company remains dependent on a limited number of customers for a substantial portion of its revenues. For the year ended December 31, 2024, the Company had two customers that each, individually, accounted for 12% of revenue. For the year ended December 31, 2023, the Company had two customers that accounted for 12% and 10% of revenue. The loss of, or a significant reduction of business from, any of the Company’s primary customers could have a material adverse effect on its business, financial condition, and results of operations unless it is able to replace such customers with other primary customers.

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

Additionally, consolidation activity through strategic mergers, acquisitions and joint ventures may result in new competitors that can offer a broader range of products and services that, may have a greater scale or a lower cost structure. To the extent such consolidation results in the ability of vertically integrated companies to offer more integrated services to customers than the Company can, customers may prefer the single-source approach and direct more business to such competitors, thereby impairing the Company’s competitive position. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As the Company looks to market and sell its services to potential customers, the Company must convince its internal stakeholders that the Company’s services are superior to their current solutions. If the Company is unable to anticipate or react to these competitive challenges, its competitive position would weaken, which could adversely affect its business, financial condition, and results of operations. These combinations may make it more difficult for the Company to compete effectively and its inability to compete effectively would negatively impact its operating results. In addition, there can be no assurance that the Company will not be forced to engage in price-cutting initiatives, or to increase its advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on the Company’s revenue and operating results.

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

The Company’s reputation, and ability to attract, retain and serve its customers is dependent upon the reliable performance of its network infrastructure and payment systems, and its customers’ ability to readily access their stored files. The Company has experienced interruptions in these systems in the past, including server failures that temporarily slowed down its customers’ ability to access their stored files, or made the Company’s infrastructure inaccessible and it may experience interruptions or outages in the future.

In addition, while the Company both operates and maintains elements of network infrastructure, some elements of this complex system are operated by third parties that the Company does not control and that would require considerable time to replace. The Company expects this dependence on third parties to increase. In particular, the Company utilizes IBM and Intel to provide equipment and support. All of these third-party systems are located in data center facilities operated by third parties. While these data centers are of the highest level, Tier 3, there can be no assurance that they will not experience disruptions that will adversely impact the Company’s ability to service its customers. The Company’s data center agreements expire at various times between 2027 and 2029 with rights of extension. If the Company were unable to renew these agreements on commercially reasonable terms, it may be required to transfer that portion of its computing and storage capacity to new data center facilities, and it may incur significant costs and possible service interruption in connection with doing so.

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

Any financial difficulties, such as bankruptcy, faced by the Company’s third-party data center operators, its third-party colocation providers, or any of the service providers with whom the Company or they contract, may have negative effects on its business, the nature and extent of which are difficult to predict. Moreover, if its third-party data center providers or its third-party colocation providers are unable to keep up with the Company’s growing capacity needs, this could have an adverse effect on the Company’s business. Interruptions in the Company’s services might reduce its revenue, cause it to issue credits or refunds to customers, subject it to potential liability, or harm its renewal rates. In addition, prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading its network architecture when required may cause the Company’s service quality to suffer. Problems with the reliability or security of the Company’s systems could harm its reputation, and the cost of remedying these problems could negatively affect the Company’s business, financial condition, and operating results.

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

If the Company’s efforts to satisfy its existing customers are not successful, it may not be able to retain them, and as a result, its revenue and ability to grow would be adversely affected. The Company may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If the Company’s retention rate significantly decreases, it may need to increase the rate at which it adds new customers in order to maintain and grow its revenue, which may require it to incur significantly higher advertising and marketing expenses than it currently anticipates, or its revenue may decline. A significant decrease in the Company’s retention rate would therefore have an adverse effect on its business, financial condition, and operating results. The Company’s estimates of the number of employees it retains, and advertising costs are based to a large extent upon its subscription contracts, which may be terminated by customers typically upon 90 days’ notice prior to the ending term of their contract for services.

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

The Company has office locations in New York, Florida, Texas and the United Kingdom, and data centers in New York, Massachusetts, North Carolina, Texas, Canada and the United Kingdom. If the Company is unable to effectively manage a large and geographically dispersed group of employees and contractors or to anticipate its future growth and personnel needs, its business may be adversely affected. As the Company expands its business, it adds complexity to its organization and must expand and adapt its operational infrastructure and effectively coordinate throughout its organization. As a result, the Company has incurred and expects to continue to incur additional expenses related to its continued growth.

The Company also anticipates that its ongoing efforts to continue to expand internationally will entail the marketing and advertising of its services and brand and the development of localized websites. The Company does not have substantial experience in selling its solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and it must invest significant resources in order to do so. The Company may not succeed in these efforts or achieve its customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and the Company may use business or pricing models that are different from its traditional subscription model to provide cloud backup and related services to customers. The Company’s revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining its international solutions, and therefore may not be profitable on a sustained basis, if at all.

The Company’s international expansion will subject it to risks typically encountered when operating internationally including economic and political instability, fluctuations in currency exchange rates, differing legal and regulatory environments, challenges in managing a geographically dispersed workforce, and cultural differences.

International operations are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the United States. Competition for international sales is intense.

As a result of the Company’s international expansion into Europe, it will be exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include:

1.	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

2.	political instability, corruption, and social and ethnic unrest;

3.	changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels);

4.	the regulatory environment;

5.	compliance with tax, trade, environmental and other foreign laws and regulations, including legal limitations on ownership in some foreign countries and inadequate or inconsistent enforcement of regulations;

6.	actions by local regulatory bodies, including setting rates and tariffs that may be earned by or charged to our businesses;

7.	adverse rulings by foreign courts or tribunals; challenges obtaining, maintaining and complying with permits or approvals; difficulty enforcing contractual and property rights; and differing legal standards;

8.	cultural differences;

9.	consumer preferences ;

10.	changes in the laws and policies that govern foreign investment in countries where our business is operated;

11.	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

12.	deterioration of political relations with the United States; and

13.	Government appropriations of assets.

In addition, the Company may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of the Company’s revenues and costs are denominated in U.S. dollars; however, the majority of revenues and costs in its international operations [are/will be] denominated in foreign currencies. Where the Company’s prices are denominated in U.S. dollars, its sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making its products and services more expensive in local currencies. The Company is also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with its international expansion. To the extent the Company pay contractors in foreign currencies, international expansions could cost more than anticipated as a result of declines in the U.S dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how the Company’s international results of operations translate into U.S. dollars, which may adversely affect reported earnings.

Even if the Company may decide in the future to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure. Therefore, any weakness of the U.S. dollar may have a positive impact on the Company’s consolidated results of operations because the currencies in the foreign countries in which it operates may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which the Company operates its consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

The Company’s international business involves sales directly to international customers which are subject to U.S. and foreign laws and regulations, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While the Company has policies in place to comply with such laws and regulations, failure by the Company, its employees or others working on its behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, which could have a material adverse effect on the Company.

Additionally, international procurement and local country rules and regulations, contract laws and judicial systems differ from those in the U.S. and, in some cases, may be less predictable than those in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters in other countries.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

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

To execute the Company’s growth plan, it must attract and retain highly qualified personnel. Competition for these employees is intense, and the Company may not be successful in attracting and retaining qualified personnel. The Company, from time to time in the past, experienced, and expects to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. The Company’s recent hires and planned hires may not become as productive as it expects, and it may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which it competes for experienced personnel have greater resources than it has. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity that they are to receive in connection with their employment. In addition, employees may be more likely to voluntarily exit the Company if the shares underlying their vested and unvested options, as well as unvested restricted stock units, have significantly depreciated in value resulting in the options they are holding potentially being significantly above the market price of the Company’s common stock and the value of the restricted stock units decreasing. If the Company fails to attract new personnel, or fails to retain and motivate its current personnel, its business and growth prospects could be severely harmed.

Declining general economic or business conditions and changes to trade policy, including tariff and customs regulations, may have a negative impact on the Company’s business.

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, including those in Eastern Europe, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession and stagnant economy for more than a decade. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where the Company currently conduct its business could adversely affect its business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and the Company’s industry, and as a result, could have a material adverse effect on its business, financial condition and results of operations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

If the Company is unable to protect its domain names, its reputation, brand, customer base, and revenue, as well as its business and operating results, it could be adversely affected.

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

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. By way of example, on March 28, 2024, the reported low sale price of the Company’s common stock was $5.52, and the reported high sales price was $7.02. For comparison purposes, on May 29, 2024, the last closing price of the Company’s common stock was $7.81 while the last closing price on September 6, 2024, was $3.32. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The market price for the Company’s common stock may be influenced by many factors, including the following:

●	investor reaction to the Company’s business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to the Company’s products;

●	variations in the Company’s financial results or those of companies that are perceived to be similar to the Company;

●	the Company’s ability or inability to raise additional capital and the terms on which it raises it;

●	declines in the market prices of stocks generally;

●	the Company’s public disclosure of the terms of any financing which it consummates in the future;

●	an announcement that the Company has effected a reverse split of the Company’s common stock and treasury stock;

●	the Company’s failure to be profitable;

●	the Company’s failure to raise working capital;

●	any acquisitions we may consummate;

●	announcements by the Company or its competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	the Company’s failure to meet financial forecasts it publicly discloses;

●	trading volume of the Company’s common stock;

●	sales of the Company’s common stock by it or its stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, and natural disasters such as hurricanes, floods, fires, earthquakes, tornadoes or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt the Company’s operations, disrupt the operations of its suppliers or result in political or economic instability.

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While the Company has no reason to believe its shares would be the target of a short squeeze, there can be no assurance that it won’t be in the future, and investors may lose a significant portion or all of their investment if they purchase the Company’s shares at a rate that is significantly disconnected from its underlying value.

The Company cannot be assured that it will be able to maintain its listing on the Nasdaq Capital Market.

The Company’s securities are listed on The Nasdaq Capital Market, a national securities exchange. The Company cannot be assured that it will continue to comply with the rules, regulations or requirements governing the listing of its common stock on The Nasdaq Capital Market or that its securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that the Company failed to meet Nasdaq requirements, it may be subject to a delisting action by Nasdaq.

On January 18, 2024, Nasdaq notified the Company that due to the passing of Mr. Hoffman, a member of the Company’s Board of Directors and member of the Audit Committee, the Company was no longer compliant with Nasdaq’s audit committee requirements as set forth in Rule 5605(c)(2)(A) of the Nasdaq listing standards.

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

If Nasdaq delists the Company’s securities from trading on its exchange at some future date, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity with respect to its securities;

●

a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the Company’s common stock;

●	a limited amount of news and analyst coverage for the Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Upon exercising the Company’s outstanding options or warrants, it will be obligated to issue a substantial number of additional shares of common stock which will dilute its present shareholders.

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of December 31, 2024, there were options and warrants outstanding convertible into an aggregate of 3,174,162 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

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

The Company does not anticipate declaring any cash dividends to holders of its common stock in the foreseeable future. Consequently, common stockholders may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Provisions of Nevada law could delay or prevent an acquisition of DSC, even if the acquisition would be beneficial to its stockholders and could make it more difficult for stockholders to change DSC’s management.

DSC is subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions include: limitations on the ability to engage in any “combination” with an “interested stockholder” (each, as defined in the Nevada Revised Statutes (“NRS”)) for two years from the date the person first becomes an “interested stockholder”; being subject to Sections 78.378 to 78.3793 of the NRS and allowing an “acquiring person” to obtain voting rights in “control shares” without shareholder approval; the ability of the Board to issue shares of currently undesignated and unissued preferred stock without prior stockholder approval; limitations on the ability of stockholders to call special meetings; and the ability of the Board to amend its amended Bylaws without stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The Company’s cyber risk management program’s underlying processes and controls incorporate recognized best practices and standards for cybersecurity and information technology. We conduct annual risk assessments to identify risks related to company assets and business processes, assess the risk’s likelihood and potential consequences to the organization, and document any mitigating controls that are in place. Risks that are either highly likely to occur or whose impact on the organization is high are addressed through risk treatment, including risk acceptance, mitigation, transfer, or avoidance. The Company documents risk treatments and corresponding action items and tracks progress quarterly through an information security steering committee.

The Company maintains a comprehensive set of policies, standards, processes, and other documentation per the ISO 27001:2013 standard’s requirements, the most widely industry-accepted standard for managing organizational information and data security risks, for implementing an Information Security Management System (ISMS). Documentation addresses overall information security, access management, asset management, encryption, data retention and disposal, vulnerability management, and more. Together, these documents form the foundation of the Company’s ISMS and ensure organizational assets and processes for information security are managed, governed, and are operating effectively.

The Company’s management team oversees and administers its risk management program and informs senior management, the Cyber Security & Risk Committee of the Company’s Board of Directors (the “Board” or the “Board of Directors”), and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Cyber Security & Risk Committee of the Board of Directors consists of Matthew Grover and Uwayne A. Mitchell. The Company’s ISMS Steering Committee also oversees risks from cybersecurity threats. In addition, the Company also contracts with a third-party consultant to ensure the ISMS and information security controls comply with applicable standards and requirements.

The Company’s management team possesses extensive experience in selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes, and relies on threat intelligence and other information obtained from governmental, public, and private sources to guide its approach. Matthew Grover brings over 15 years of experience in enterprise IT governance and has held senior leadership positions overseeing global information security operations. Uwayne A. Mitchell holds certifications such as CISSP and CISM and has a background in regulatory compliance and incident response within highly regulated industries. The ISMS Steering Committee includes members with technical and strategic expertise in cybersecurity risk assessment, data protection, and ISO/IEC 27001 implementation, providing the Company with robust oversight capabilities.

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

As part of its review of the adequacy of the Company’s system of internal controls over financial reporting and disclosure controls and procedures, the Cyber Security & Risk Committee of the Board of Directors, comprised of independent directors, is specifically responsible for reviewing the adequacy of the Company’s computerized information system controls and security related thereof, the Company’s cybersecurity threat landscape, risks and the Company’s management and mitigation of cybersecurity risks and potential breach incidents.

The Company faces risks from cybersecurity threats that could adversely affect its business, financial condition, results of operations, cash flows, or reputation. The Company acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, the Company has not experienced a cybersecurity incident. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against its IT assets, data, and services and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. On September 3, 2024, the Company amended this agreement and is on an eight month lease agreement with payments of a $1,056 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on The Nasdaq Capital Market under the symbol “DTST.”

Holders of the Company’s Common Stock

As of March 27, 2025, we had 31 shareholders of record of the Company’s common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All the shares of the Company’s common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held or recorded by Cede & Co. as one stockholder.

Dividend Policy

The Company has not declared or paid dividends on common stock since its formation and does not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of DSC’s Board of Directors and will depend on the then- current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. Each share of Series A Preferred Stock entitles its holder to receive cash dividends at a rate of ten percent (10%) per annum on the original issue price, compounding annually, in preference to holders of common stock. Preferred dividends are accrued quarterly. No shares of Series A Preferred Stock are outstanding, and no dividends have been paid to date since May 2021 when all of the then outstanding shares of Series A Preferred Stock were converted into shares of the Company’s common stock.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the three months ended, or the fiscal year ended, December 31, 2024, that were not registered under the Securities Act, other than as previously disclosed in its filings with the Securities and Exchange Commission (the “SEC”).

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended, December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about the Company’s equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our plan of operation and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

COMPANY OVERVIEW SUMMARY

DSC is a leading provider of enterprise cloud and business continuity solutions, specializing in fully managed cloud hosting, disaster recovery, cybersecurity, and IT automation services. DSC leverages its expertise through its three subsidiaries: CloudFirst Technologies, CloudFirst Europe and Nexxis. Through its CloudFirst platform – built on IBM Power Systems infrastructure – DSC delivers high-performance cloud solutions tailored for IBM i and AIX workloads This niche focus on IBM Power environments distinguishes CloudFirst in the market: none of the major public cloud providers (AWS, Microsoft Azure, or Google Cloud) natively support IBM i/AIX workload, giving DSC a distinct competitive edge in serving clients with these mission-critical systems. The Company leverages long-term subscription contracts for its cloud and disaster-recovery services, yielding a highly recurring revenue base and strong customer retention (historically over 90% annual subscription renewal rates) DSC’s client base exceeds 425 organizations across diverse sectors – including government, healthcare, education, manufacturing, and Fortune 500 enterprises – reflecting broad market demand for its multi-cloud hosting and business continuity solutions. In recent years, DSC has undertaken strategic expansions (organically and via acquisitions) to reinforce its position as an emerging growth leader in the multi-billion-dollar cloud hosting and business continuity market. Notably, the integration of Flagship (acquired 2021) into CloudFirst was completed in January 2024, unlocking operational synergies and enabling cross-selling of the full CloudFirst suite to Flagship’s established customer base. This integration, combined with enhanced distribution and marketing capabilities post-2021 Nasdaq uplisting, has bolstered DSC’s growth trajectory and technical expertise.

Recent Developments

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which it may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of the Company’s common stock. Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by us. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 2.5% of the aggregate gross proceeds from each sale of shares and have agreed to provide Maxim with customary indemnification and contribution rights. The Company also agreed to reimburse Maxim for certain specified expenses of up to $50,000. Sales of shares of common stock under the Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”), both of which were filed with the SEC on July 18, 2024. The ATM Prospectus relates to the offering of up to $10,600,000 shares of the Company’s common stock. The issuance and sale, if any, of common stock under the Agreement is subject to the Company maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024.

RESULTS OF OPERATIONS

Year ended December 31, 2024, as compared to December 31, 2023

Revenue

Revenue for the year ended December 31, 2024, increased by approximately 2% to $25,371,303 as compared to sales for the year ended December 31, 2023, of $24,959,576. The Company derives its sales from four types of services that it provides: infrastructure & disaster recovery/cloud services which is the largest source of its sales, followed by managed services, equipment and software sales, and Nexxis VoIP and internet access services. The cloud infrastructure & disaster recovery/cloud services are subscription-based. The Company also provides equipment and software and actively participates in collaboration with IBM to provide innovative business solutions to clients. The professional services are providing the client cloud infrastructure and or disaster recovery implementation services as well as time and materials billing. Substantially all of the Company’s sales were to customers in the United States, with 2% of its sales to international customers. During the year ended December 31, 2024, the Company derived approximately 31% of revenue from equipment and software sales, 51% of revenue from infrastructure & disaster recovery/cloud services, 12% of revenue from managed services, 5% of revenue from Nexxis VoIP services. During the year ended December 31, 2023, the Company derived approximately 41% of our revenue from equipment and software sales, 40% of its revenue from infrastructure & disaster recovery/cloud services, 13% of revenue from managed services, and 4% of revenue from Nexxis VoIP services.

The following chart details the changes in the Company’s sales for the years ended December 31, 2024, and 2023, respectively.

	For the Year
	Ended December 31,
	2024	2023	$ Change	% Change
Cloud Infrastructure & Disaster Recovery	$12,898,192	$10,154,930	$2,743,262	27%
Equipment and Software	7,962,998	10,344,976	(2,381,978)	(23)%
Managed Services	3,155,359	3,293,034	(137,675)	(4)%
Nexxis VoIP Services	1,146,174	1,012,193	133,981	13%
Other	208,580	154,443	54,137	35%
Total Revenue	$25,371,303	$24,959,576	$411,727	2%

Expenses

Cost of sales. For the year ended December 31, 2024, cost of sales was $14,267,936, a decrease of $1,115,315, or 7%, compared to $15,383,251 for the year ended December 31, 2023. The decrease of $1,115,315 was mostly related to the decrease in one-time equipment and managed services related cost of sales.

Selling, general and administrative expenses. For the year ended December 31, 2024, selling, general and administrative expenses were $11,023,476, an increase of $1,278,740, or 13%, as compared to $9,744,736 for the year ended December 31, 2023. The increase is reflected in the chart below.

Selling, general and administrative expenses	For the Year
	Ended December 31,
	2024	2023	$ Change	% Change
Salaries and Director Fees	$4,790,489	$4,529,833	$260,656	6%
Stock Based Compensation	794,687	506,205	288,482	57%
Professional Fees	1,591,181	1,143,700	447,481	39%
Software as a Service Expense	235,379	182,765	52,614	29%
Advertising Expenses	749,257	815,674	(66,417)	(8)%
Commissions Expense	1,323,818	1,420,492	(96,674)	(7)%
Amortization and Depreciation Expense	285,381	293,166	(7,785)	(3)%
Travel and Entertainment Expense	404,811	202,051	202,760	100%
Rent and Occupancy Expense	242,747	225,466	17,281	8%
Insurance Expense	128,746	119,472	9,274	8%
All Other Expenses	476,980	305,912	171,068	56%
Total Expenses	$11,023,476	$9,744,736	$1,278,740	13%

Salaries and Director Fees. Salaries and director fees increased as a result of an increase in headcount, an increase in the number of Board Members and an increase due to annual employee performance reviews.

Stock Based Compensation. Stock Based Compensation increased primarily due to an increase in the number of RSU’s granted and higher fair value per share for both RSU’s and stock options.

Professional Fees. Professional fees increased primarily due to business development consulting fees, an increase in legal and accounting fees related to the filing of certain registration statements, and an increase in recruiting fees.

Software as a Service Expense (SaaS). SaaS increased due to new projects for improvement initiatives for one of the Company’s customer relationship management systems.

Advertising Expenses. Advertising expense decreased due to the Company’s strategy to offset stadium expense by re-selling the suite for certain events.

Commissions Expense. Commissions expense decreased due to lower one-time equipment sales.

Travel and Entertainment. Travel and entertainment expenses increased due to international expansion efforts in addition to travel related to domestic customer expansion efforts.

All Other Expenses. All other expenses increased primarily due to the Company receiving communications from the New York State Department of Taxation and Finance regarding sales and use tax matters. On July 31, 2024, the Company received additional correspondence and entered into discussions with the agency concerning an audit of its sales and use tax filings. On February 4, 2025, the Company received a Statement of Proposed Audit Change from the Department, proposing a total liability of $219,352. The proposed liability related to the audit period from December 1, 2018 through May 31, 2023, and included $142,021 in tax and $77,331 in interest, with no penalties assessed. As of September 30, 2024, the Company recorded an initial accrual of $89,000 based on the information available at the time. Upon receipt of the proposed assessment and completion of its evaluation, the Company recorded the remaining liability of $53,021 in other expenses and $77,331 in interest expense as of December 31, 2024, bringing the total accrual to $219,352. The Company subsequently paid the full amount to the New York State Department of Taxation and Finance in February 2025.

Income before provision for income taxes. Income before provision for income taxes for the years ended December 31, 2024, and 2023 was $552,103, and $299,316 respectively, primarily attributable to the items discussed above.

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

The Company has long-term contracts to supply its subscription-based solutions that are invoiced to clients monthly. The Company believes its total contract value of its subscription contracts with clients based on the actual contracts that it has to date exceeds $10 million. Further, the Company continues to see an uptick in client interest in distribution channel expansion and in sales proposals. In 2025, the Company intends to continue to work to increase its presence in the IBM “Power I” infrastructure cloud and business continuity marketplace in the niche of IBM “Power” and in the disaster recovery global marketplace utilizing its technical expertise, data centers utilization, assets deployed in the data centers, 24 x 365 monitoring and software.

On July 18, 2024, the Company entered into the Agreement with Maxim, discussed under “Recent Developments” above, pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock. There can be no guarantee that the Company will be able to raise capital from sales under the Agreement. To date, the Company has not made any sales under the Agreement.

The Company’s working capital was $11,869,914 on December 31, 2024, increasing by $858,507 from $11,011,407 at December 31, 2023. The increase is primarily attributable to an increase in accounts receivable and prepaid expenses and other current assets which was offset, in part, by an increase in accounts payable.

Cash Flows for the year ended December 31, 2024, as compared to December 31, 2023

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2024	2023
Cash provided by operating activities	$1,740,089	$3,873,047
Cash used in investing activities	(1,743,174)	(3,852,245)
Cash used in financing activities	(352,957)	(878,794)
Effect of exchange rate changes on cash	(2,591)	—
Decrease in cash	(358,633)	(857,992)
Cash, beginning of period	1,428,730	2,286,722
Cash, end of period	$1,070,097	$1,428,730

Operating activities

For the year ended December 31, 2024, cash provided by operating activities was $1,740,089, compared to $3,873,047 for the year ended December 31, 2023. The decrease is primarily due to an increase in accounts receivable of $1,010,880 for the year ended December 31, 2024, as compared to a decrease in accounts receivable for the year ended December 31, 2023 of $2,242,864.

Investing activities

During the year ended December 31, 2024, net cash used in investing activities totaled $1,743,174, compared to $3,852,245 during the year ended December 31, 2023. The decrease of $2,109,071 was primarily due to a net decrease in the purchases of marketable securities.

Financing activities

During the year ended December 31, 2024, net cash used in financing activities totaled $352,957, compared to $878,794 during the year ended December 31, 2023. The decrease of $525,837 was primarily due to lower repayments of finance lease obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement the Company’s consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding the Company’s financial results, the Company considers and is including herein Adjusted EBITDA, a Non-GAAP financial measure. The Company views Adjusted EBITDA as an operating performance measure and, as such, the Company believes that the GAAP financial measure most directly comparable to it is net income (loss). The Company defines Adjusted EBITDA as net income adjusted for interest and financing fees, depreciation, amortization, stock-based compensation, sales tax settlement, and other non-cash income and expenses. The Company believes that Adjusted EBITDA provides an important measure of operating performance because it allows management, investors, debt holders and others to evaluate and compare ongoing operating results from period to period by removing the impact of the Company’s asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with its reliance on issuing equity-linked debt securities to fund its working capital.

The Company’s use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of its results as reported under GAAP, as the excluded items may have significant effects on its operating results and financial condition. Additionally, the Company’s measure of Adjusted EBITDA may differ from other companies’ measure of Adjusted EBITDA. When evaluating the Company’s performance, Adjusted EBITDA should be considered with other financial performance measures, including various cash flow metrics, net income and other GAAP results. In the future, the Company may disclose different non-GAAP financial measures in order to help its investors and others more meaningfully evaluate and compare the Company’s future results of operations to its previously reported results of operations.

The following table shows the Company’s reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2024, and 2023:

For the year ended December 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Net income (loss)	$3,562,622	$(290,219)	$(93,514)	$(2,665,817)	$513,072

Non-GAAP adjustments:
Depreciation and amortization	1,348,534	79	850	775	1,350,238
Sales tax settlement	142,021	—	—	—	142,021
Interest income	—	—	—	(592,819)	(592,819)
Interest expense	119,008	—	—	—	119,008
Provision for income tax	—	—	—	39,031	39,031
Stock-based compensation	295,688	—	25,991	473,008	794,687

Adjusted EBITDA	$5,467,873	$(290,140)	$(66,673)	$(2,745,822)	$2,365,238

For the year ended December 31, 2023

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Net income (loss)	$2,625,879	$—	$(229,377)	$(2,097,186)	$299,316

Non-GAAP adjustments:
Depreciation and amortization	1,300,237	—	705	652	1,301,594
Interest income	—	—	—	(542,229)	(542,229)
Interest expense	74,502	—	—	—	74,502
Stock-based compensation	162,004	—	17,603	326,598	506,205

Adjusted EBITDA	$4,162,622	$—	$(211,069)	$(2,312,165)	$1,639,388

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. There are accounting policies, each of which requires significant judgments and estimates on the part of management, that the Company believes are significant to the presentation of its consolidated financial statements. The most significant accounting estimates are set forth below.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on December 31, 2024, approximate their carrying value as reflected in the balance sheet due to the short-term nature. The carrying values of certain of the Company’s notes payable and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

Goodwill and Other Intangibles

The Company assesses goodwill for impairment on an annual basis on December 31, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of the Company’s reporting units to generate cash flows as measures of fair value of its reporting units. The Company performs a qualitative analysis of goodwill and other intangible assets for impairment indicators on at least an annual basis. If this assessment shows impairment indicators the Company will perform an impairment test to determine if the carrying value of a reporting unit exceeds its estimated fair value.

For the year ended December 31, 2024, the Company was not required to perform an impairment test of goodwill since the qualitative analysis did not show any impairment indicators and no triggering events were identified. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impacts the testing results. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

For the year ended December 31, 2023, the Company was required to complete its annual impairment tests of goodwill since the Company combined two reporting units. The Company performed the quantitative assessment and determined that the fair value of the reporting units was more likely than not greater than their carrying value, including goodwill at December 31, 2023. Based on the completion of the annual impairment test on December 31, 2023, the Company did not record an impairment charge.

Revenue Recognition

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

1)	Cloud Infrastructure and Disaster Recovery Revenue

Cloud Infrastructure provides clients with the ability to migrate their on-premise computing and digital storage to CloudFirst’s enterprise-level technical compute and digital storage assets located in Tier 3 data centers. DSC owns the assets and provides a turnkey solution whereby achieving reliable and cost-effective, multi-tenant IBM Power compute, x86/intel, flash digital storage, while providing disaster recovery and cyber security while eliminating client capital expenditures. The client pays a monthly fee and can increase capacity as required.

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

The Company provides equipment and software and actively participates in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software, infrastructure and hybrid cloud solutions are provided to clients.

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

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. See Note 2 “Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements in this Annual Report for additional information about these recently issued accounting standards and their potential impact on the Company’s financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Storage Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

To the Board of Directors and

Stockholders of Data Storage Corporation and Subsidiaries

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

March 31, 2025

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$1,070,097	$1,428,730
Accounts receivable (less allowance for credit losses of $31,472 and $7,915 in 2024 and 2023, respectively)	2,225,458	1,259,972
Marketable securities	11,261,006	11,318,196
Prepaid expenses and other current assets	859,502	513,175
Total Current Assets	15,416,063	14,520,073

Property and Equipment:
Property and equipment	9,598,963	7,838,225
Less—Accumulated depreciation	(6,159,307)	(5,105,451)
Net Property and Equipment	3,439,656	2,732,774

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	575,380	62,981
Other assets	183,439	48,436
Intangible assets, net	1,427,006	1,698,084
Total Other Assets	6,424,496	6,048,172

Total Assets	$25,280,215	$23,301,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,183,379	$2,608,938
Deferred revenue	212,390	336,201
Finance leases payable	17,641	263,600
Finance leases payable related party	33,879	235,944
Operating lease liabilities short term	98,860	63,983
Total Current Liabilities	3,546,149	3,508,666

Operating lease liabilities	523,070	—
Finance leases payable	—	17,641
Finance leases payable related party	—	20,297
Deferred Tax Liability	39,031	—
Total Long-Term Liabilities	562,101	37,938

Total Liabilities	4,108,250	3,546,604

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $.001; 10,000,000 shares authorized; 1,401,786 designated as Series A Preferred Stock, par value $.001; 0 shares issued and outstanding on December 31, 2024 and 2023	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 7,045,108 and 6,880,460 shares issued and outstanding on December 31, 2024 and 2023, respectively	7,045	6,881
Additional paid in capital	40,417,813	39,490,285
Accumulated deficit	(18,982,589)	(19,505,803)
Accumulated other comprehensive loss	(23,214)	—
Total Data Storage Corporation Stockholders’ Equity	21,419,055	19,991,363
Non-controlling interest in consolidated subsidiary	(247,090)	(236,948)
Total Stockholders’ Equity	21,171,965	19,754,415
Total Liabilities and Stockholders’ Equity	$25,280,215	$23,301,019

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023

Sales	$25,371,303	$24,959,576

Cost of sales	14,267,936	15,383,251

Gross Profit	11,103,367	9,576,325

Selling, general and administrative	11,023,476	9,744,736

Income (loss) from Operations	79,891	(168,411)

Other Income (Expense)
Interest income	592,819	542,229
Interest expense	(119,008)	(74,502)
Loss on disposal of equipment	(1,599)	—
Total Other Income	472,212	467,727

Income before provision for income taxes	552,103	299,316

Provision for income taxes	(39,031)	—

Net Income	513,072	299,316

Loss in Non-controlling interest in consolidated subsidiary	10,142	82,259

Net Income Attributable to Common Stockholders	$523,214	$381,575

Earnings per Share – Basic	$0.08	$0.06
Earnings per Share – Diluted	$0.07	$0.05
Weighted Average Number of Shares – Basic	6,931,399	6,841,094
Weighted Average Number of Shares – Diluted	7,347,779	7,424,228

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive INCOME

	Years ended December 31,
	2024	2023
Net income	$513,072	$299,316
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,214)	—
Other comprehensive income (loss)	(23,214)	—
Comprehensive income available to common shareholders	$489,858	$299,316

See accompanying notes to consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-Controlling Interest	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance January 1, 2023	—	$—	6,822,127	$6,822	38,982,440	$(19,887,378)	$—	$(154,689)	$18,947,195
Stock options exercised	—	—	833	1	1,698	—	—	—	1,699
Stock-based compensation	—	—	57,500	58	506,147	—	—	—	506,205
Net Income (Loss)	—	—	—	—	—	381,575	—	(82,259)	299,316
Balance, December 31, 2023	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	—	$(236,948)	$19,754,415
Stock options exercised	—	—	65,832	65	132,940	—	—	—	133,005
Stock-based compensation	—	—	98,816	99	794,588	—	—	—	794,687
Other comprehensive loss	—	—	—	—	—	—	(23,214)	—	(23,214)
Net Income (Loss)	—	—	—	—	—	523,214		(10,142)	513,072
Balance, December 31, 2024	—	—	7,045,108	$7,045	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$513,072	$299,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,350,238	1,301,594
Stock based compensation	794,687	506,205
Change in expected credit losses	45,394	119,524
Loss on disposal of equipment	1,599	—
Changes in Assets and Liabilities:
Accounts receivable	(1,010,880)	2,123,340
Other assets	(135,003)	—
Prepaid expenses and other current assets	(347,717)	71,491
Right of use asset	135,559	163,520
Accounts payable and accrued expenses	567,930	(598,638)
Deferred revenue	(123,811)	55,141
Deferred tax liability	39,031	—
Operating lease liability	(90,010)	(168,446)
Net Cash Provided by Operating Activities	1,740,089	3,873,047
Cash Flows from Investing Activities:
Capital expenditures	(1,800,364)	(1,545,017)
Purchase of marketable securities	(842,810)	(2,307,228)
Sale of marketable securities	900,000	—
Net Cash Used in Investing Activities	(1,743,174)	(3,852,245)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(222,362)	(520,624)
Repayments of finance lease obligations	(263,600)	(359,869)
Cash received for the exercise of stock options	133,005	1,699
Net Cash Used in Financing Activities	(352,957)	(878,794)

Effect of exchange rates on cash	(2,591)	—

Decrease in Cash	(358,633)	(857,992)

Cash, Beginning of Year	1,428,730	2,286,722

Cash, End of Year	$1,070,097	$1,428,730
Supplemental Disclosures:
Cash paid for interest	$23,549	$65,057
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Assets acquired by operating lease	$647,958	$—

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

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

On May 31, 2021, the Company completed a merger of Flagship Solutions, LLC (“Flagship”) (a Florida limited liability company) and the Company’s wholly-owned subsidiary, Data Storage FL, LLC. Flagship is a provider of Hybrid Cloud solutions, managed services and cloud solutions. On January 1, 2024, Flagship Solutions, LLC was consolidated into the Company’s wholly-owned subsidiary, CloudFirst Technologies Corporation.

On January 27, 2022, the Company formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On August 12, 2024, the Company established UK Cloud Host Technologies Ltd., a corporation organized under the laws of the United Kingdom, to establish an executive presence in London and to manage the Company’s business operations and affairs throughout Europe. On December 27, 2024, the name of the entity was changed to CloudFirst Europe Ltd.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, (i) CloudFirst Technologies Corporation, a Delaware corporation (“CloudFirst Technologies”), (ii) Information Technology Acquisition Corporation, a Delaware corporation, (iii) its majority-owned subsidiary, Nexxis Inc, a Nevada corporation and (iv) CloudFirst Europe Ltd.. All inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities. During the year ended December 31, 2024, the Company reclassified disaggregated revenue and had a change in presentation on its Consolidated Financial Statements in order to present segments in line with how its Chief Operating Decision Maker (“CODM”) evaluates performance of each segment. Prior periods have been revised to reflect this change in the presentation.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted ASU 2023-01 and it did not have a material impact to its Consolidated Financial statements.

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

On November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and lease commitments. Management believes the estimated fair value of these accounts on December 31, 2024, approximate their carrying value as reflected in the balance sheet due to their short-term nature. The carrying values of the Company’s finance lease obligations and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

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

The Company’s Level 1 assets and liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at December 31, 2024, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets and liabilities include the Company’s finance and operating lease assets and liabilities. The carrying amounts of these leases approximate their fair values, based on a comparison of the lease terms and the Company’s incremental borrowing rates with those of similar leases available in the market.

The Company’s Level 3 assets and liabilities use inputs to determine the fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in equity investments at cost that are measured at fair value on a non-recurring basis:

For the years ended December 31, 2024, and 2023

As of January 1, 2023	$9,010,968
Purchase of equity investments	2,307,228
Unrealized gains	—
As of December 31, 2023	11,318,196
Purchase of equity investments	842,810
Sales of equity investments	(900,000)
Unrealized gains	—
As of December 31, 2024	$11,261,006

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash, short-term investments and trade accounts receivable. The Company’s cash are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company’s customers are primarily concentrated in the United States.

As of December 31, 2024, DSC had two customers with an accounts receivable balance representing 16% and 15% of total accounts receivable. As of December 31, 2023, the Company had one customer with an accounts receivable balance representing 20% of total accounts receivable.

For the year ended December 31, 2024, the Company had two customers that each individually accounted for 12% of revenue. For the year ended December 31, 2023, the Company had two customers that accounted for 12% and 10% of revenue.

Accounts Receivable/Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations and are typically due within 30 days. ASC 326 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires the Company to pool assets with similar risk characteristics and consider current economic conditions when estimating losses. During the years ended December 31, 2024, and 2023, the Company recorded $45,394 and $119,524, respectively, of expected credit losses. Clients invoiced in advance for services are reflected in deferred revenue on the Company’s balance sheet.

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Year ended December,
	2024	2023
Beginning balance	$7,915	27,249
Provision	45,394	119,524
Write-offs	(21,837)	(138,858)
Ending Balance	$31,472	7,915

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives for property and equipment are five to seven years. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2024, and 2023, the Company had a net deferred tax liability of $39,031 and $0, respectively.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2024, and 2023, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2024, 2023, 2022, and 2021 Federal and State tax returns remain subject to examination by their respective taxing authorities. None of the Company’s Federal or State tax returns are currently under examination.

Goodwill and Other Intangibles

The Company assesses goodwill for impairment on an annual basis on December 31, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of the Company’s reporting units to generate cash flows as measures of fair value of its reporting units. The Company performs a qualitative analysis of goodwill and other intangible assets for impairment indicators on at least an annual basis. If this assessment shows impairment indicators the Company will perform an impairment test to determine if the carrying value of a reporting unit exceeds its estimated fair value.

For the year ended December 31, 2024, the Company was not required to perform an impairment test of goodwill since the qualitative analysis did not show any impairment indicators and no triggering events were identified. To determine the fair value of goodwill and intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impacts the testing results. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

 For the year ended December 31, 2023, the Company was required to complete its annual impairment tests of goodwill since the Company combined two reporting units. The Company performed the quantitative assessment and determined that the fair value of the reporting units was more likely than not greater than their carrying value, including goodwill at December 31, 2023. Based on the completion of the annual impairment test on December 31, 2023, the Company did not record an impairment charge.

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

2)	Equipment and Software

The Company provides equipment and software and actively participates in collaboration with IBM to provide innovative business solutions to clients. The Company is a partner of IBM and the various software, infrastructure and hybrid cloud solutions are provided to clients.

3)	Managed Services

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

4)	Nexxis Voice over Internet and Direct Internet Access

The Company provides Voice over Internet Protocol (“VoIP”), Internet access and data transport services to ensure businesses are fully connected to the internet from any location, remote and on premise. The Company provides Hosted VoIP solutions with equipment options for VoIP phones and internet speeds of up to 10Gb delivered over fiber optics.

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Year
Ended December 31, 2024
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$12,294,669	$603,523	$12,898,192
Equipment and Software	7,962,998	—	7,962,998
Managed Services	3,155,359	—	3,155,359
Nexxis VoIP Services	1,146,174	—	1,146,174
Other	187,252	21,328	208,580
Total Revenue	$24,746,452	$624,851	$25,371,303

For the Year
Ended December 31, 2023
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$9,809,777	$345,153	$10,154,930
Equipment and Software	10,344,976	—	10,344,976
Managed Services	3,293,034	—	3,293,034
Nexxis VoIP Services	1,012,193	—	1,012,193
Other	150,950	3,493	154,443
Total Revenue	$24,610,930	$348,646	$24,959,576

For the Year
Ended December 31,
Timing of revenue recognition	2024	2023
Products transferred at a point in time	$8,171,579	$6,211,166
Products and services transferred over time	17,199,724	18,748,410
Total Revenue	$25,371,303	$24,959,576

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. During the years ended December 31, 2024, and 2023, the Company recognized $233,360 and $277,375 in sales that was recorded as deferred revenue as of December 31, 2023 and 2022, respectively.

Transaction price allocated to the remaining performance obligations

The Company has the following performance obligations:

1)	Data Vaulting: Subscription-based cloud service that encrypts and transfers data to a secure Tier 3 data center and further replicates the data to a second Tier 3 DSC technical center where it remains encrypted. Ensuring client retention schedules for corporate compliance and disaster recovery. Provides for twenty-four (24) hour or less recovery time and utilizes advanced data reduction, reduplication technology to shorten back-up and restore time.

2)	High Availability: A managed cloud subscription-based service that provides cost-effective mirroring software replication technology and provides one (1) hour or less recovery time for a client to be back in business.

3)	Cloud Infrastructure: subscription-based cloud service provides for “capacity on-demand” for IBM Power and X86 Intel server systems.

4)	Internet: Subscription-based service, offering continuous internet connection combined with FailSAFE which provides disaster recovery for both clients’ voice and data environments.

5)	Support and Maintenance: Subscription based service offers support for clients on their servers, firewalls, desktops or software. Services are provided 24x7x365 to the Company’s clients.

6)	Implementation / Set-Up Fees: Onboarding and set-up for cloud infrastructure and disaster recovery as well as Cyber Security.

7)	Equipment Sales: Sale of servers and data storage equipment to the client.

9)	License: Granting SSL certificates and licenses.

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

Equipment Sales

The obligation for the equipment sales is such that the control of the product transfer is at a point in time (i.e., when the goods have been shipped or delivered to the client’s location, depending on shipping terms). Noting that the satisfaction of the performance obligation, in this sense, does not occur over time, the performance obligation is considered to be satisfied at a point in time when the obligation to the client has been fulfilled (i.e., when the goods have left the shipping facility or have been delivered to the client, depending on shipping terms).

License - Granting SSL Certificates and Other Licenses

Performance obligations as it relates to licensing is when the control of the product transfers, either at a point in time or over time, depending on the nature of the license. The revenue standard identifies two types of licenses of intellectual property: (i) a right to access intellectual property; and (ii) a right to use intellectual property. To assist in determining whether a license provides a right to use or a right to access intellectual property, ASC 606 defines two categories of intellectual property: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional intellectual property and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

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

Significant Judgement

In instances where contracts include multiple performance obligations, the Company exercises judgment in determining the standalone selling price for each obligation. Standalone prices are established by evaluating market data for comparable services and considering the Company’s historical pricing practices. The aggregate standalone price of all performance obligations is calculated, and each individual obligation’s proportionate share of the total is determined. This ratio is then applied to the overall contract price to allocate the transaction price among the performance obligations accordingly.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $749,257 and $815,674 for advertising costs for the year ended December 31, 2024, and 2023, respectively.

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

The valuation methodology used to determine the fair value of options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023

Net Income Available to Common Shareholders	$523,214	$381,575

Weighted average number of common shares - basic	6,931,399	6,841,094
Dilutive securities
Options	202,005	373,975
Restricted stock award	214,375	209,159
Weighted average number of common shares - diluted	7,347,779	7,424,228

Earnings per share, basic	$0.08	$0.06
Earnings per share, diluted	$0.07	$0.05

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Year ended December 31,
	2024	2023
Options	476,297	221,372
Warrants	2,495,860	2,415,860
	2,972,157	2,637,232

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2024	2023
Prepaid marketing & promotion	$47,045	$13,525
Prepaid subscriptions and license	483,170	362,760
Prepaid maintenance	191,552	31,311
Prepaid insurance	67,373	63,247
Other	70,362	42,332
Total prepaids and other current assets	$859,502	$513,175

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,	December 31,
	2024	2023
Storage equipment	$60,288	$60,288
Furniture and fixtures	30,305	21,625
Leasehold improvements	573,117	20,983
Computer hardware and software	140,288	117,379
Data center equipment	8,794,965	7,617,950
Gross Property and equipment	9,598,963	7,838,225
Less: Accumulated depreciation	(6,159,307)	(5,105,451)
Net property and equipment	$3,439,656	$2,732,774

Depreciation expense for the years ended December 31, 2024, and 2023 was $1,079,160 and $1,024,034, respectively, of which $1,067,006 and $1,008,429, respectively, was allocated to general and administrative expenses and $12,154 and $15,605 respectively, was allocated to cost of goods sold.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	December 31, 2024, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
			—
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,701,361	912,738
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and Digital Assets	3	33,002	33,002	—
Total intangible assets subject to amortization		3,889,248	2,976,510	912,738
Total Goodwill and Intangible Assets		$8,642,187	$2,976,510	$5,665,677

Scheduled amortization over the next four years are as follows:

Twelve months ending December 31,
2025	$267,143
2026	267,143
2027	267,143
2028	111,309
Total	$912,738

Amortization expense for the years ended December 31, 2024, and 2023 was $271,078 and $277,560, respectively.

Note 6-Leases

Operating Leases

The Company currently maintains two leases for office space located in Melville, NY and one lease for office space in Austin, TX.

The lease for office space in Melville, NY commenced on September 1, 2019. The term of this lease is for three years and eleven months and runs co-terminus with the Company’s existing lease in the same building. The base annual rent is $11,856 payable in equal monthly installments of $988. The lease has since expired.

On July 31, 2021, the Company signed a three-year lease for approximately 2,880 square feet of office space at 980 North Federal Highway, Boca Raton, FL. The commencement date of the lease was August 2, 2021. The monthly rent was approximately $4,965. The lease has since expired.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. On September 3, 2024, the Company amended this agreement and is on an eight-month lease agreement with payments of a $1,056 per month.

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

On January 1, 2022, the Company entered into a lease agreement with a finance company for technical equipment. The lease obligation is payable in monthly installments of $17,718. The lease carried an interest rate of 5% and is a three-year lease. The term of the lease ended January 1, 2025.

On January 1, 2022, the Company entered into a technical equipment lease with a finance company. The lease obligation is payable in monthly installments of $2,037. The lease carried an interest rate of 6% and is a three-year lease. The term of the lease ended January 1, 2025.

Finance Lease Obligations – Related Party

On March 4, 2021, the Company entered into a lease agreement with Systems Trading, Inc. (“Systems Trading”), a technology leasing company established by Mr. Schwartz, the Company’s President where he currently serves as Chief Executive Officer and President, effective April 1, 2021. This lease obligation is payable to Systems Trading with monthly installments of $1,567 and expired on March 31, 2024. The lease carried an interest rate of 8%.

On January 1, 2022, the Company entered into a lease agreement with Systems Trading effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expires on April 1, 2025. The lease carries an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expired on February 1, 2025. The lease carried an interest rate of 8%.

The Company determines whether an arrangement contains a lease at the inception of the contract. Right-of-Use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of estimated lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise those options. The Company has elected the practical expedient to exclude leases with terms of 12 months or less from the balance sheet. Lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Variable lease payments that depend on an index or rate are initially measured using the index or rate in effect at the lease commencement date. Other variable payments are recognized in the period in which the obligation is incurred. A discount rate of 9% was used in the preparation of ROU assets and lease liabilities.

The components of lease expense were as follows:

Year Ended December 31, 2024
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$418,700
Interest on lease liabilities, included in interest expense	23,549
Operating lease:
Amortization of assets, included in total operating expense	91,425
Interest on lease liabilities, included in total operating expense	773
Total net lease cost	$534,447
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$575,380

Current operating lease liabilities	$98,860
Noncurrent operating lease liabilities	523,070
Total operating lease liabilities	$621,930

December 31, 2024
Finance leases:
Property and equipment, at cost	$5,521,716
Accumulated amortization	(5,008,846)
Property and equipment, net	$512,870

Current obligations of finance leases	$51,520
Finance leases, net of current obligations	—
Total finance lease liabilities	$51,520

Supplemental cash flow and other information related to leases were as follows:

Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$90,010
Financing cash flows related to finance leases	$485,962

Weighted average remaining lease term (in years):
Operating leases	4.83
Finance leases	0.11

Weighted average discount rate:
Operating leases	9%
Finance leases	7%

Long-term obligations under the operating and finance leases at December 31, 2024, mature as follows:

For the Twelve Months Ended December 31,	Operating Leases	Finance Leases
2025	$146,931	$52,009
2026	152,074	—
2027	157,396	—
2028	162,905	—
2029	140,266	—
Total lease payments	759,572	52,009
Less: Amounts representing interest	(137,642)	(489)
Total lease obligations	621,930	51,520
Less: long-term obligations	(523,070)	—
Total current	$98,860	$51,520

As of December 31, 2024, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the year ended December 31, 2024 and 2023 was $330,500 and $276,676, respectively.

Note 7 - Commitments and Contingencies

On May 7, 2024, the Company entered into a master service agreement with a vendor. The obligation is payable in monthly installments of $51,680. The master service agreement ends June 1, 2029.

On December 18, 2024, the Company entered into a master service agreement with a vendor. The obligation is payable in monthly installments of $4,410. The master service agreement ends December 17, 2027.

On January 1, 2025, the Company entered into a master service agreement with a vendor. The obligation is payable in monthly installments of $3,846. The master service agreement ends December 31, 2027.

On January 24, 2025, the Company entered into a master service agreement with a vendor. The obligation is payable in monthly installments of $3,618. The master service agreement ends January 23, 2028.

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $821,118 in payments over the next 3 years.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”), pursuant to which it may offer and sell, from time to time, shares of its common stock. Sales of shares of common stock under the Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”). The ATM Prospectus relates to the offering of up to $10,600,000 shares of the Company’s common stock. The issuance and sale, if any, of common stock under the Agreement is subject to the Company maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024. To date, the Company has not made any sales under the Agreement.

During the year ended December 31, 2023, employees exercised 833 stock options into shares of Common Stock. The Company received $1,699 for these options.

During the year ended December 31, 2024, employees exercised 68,988 stock options into 65,832 shares of Common Stock. The Company received $133,005 for these options.

Common Stock Options

On July 1, 2024, the Company registered an additional 111,323 and 1,000,000 shares of common stock under the 2010 Stock Incentive Plan and 2021 Stock Incentive Plan, respectively.

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2023	301,391	$3.46	7.45
Options Granted	354,685	1.93	10
Exercised	(833)	2.04	—
Expired/Cancelled	(59,896)	4.14	—
Options Outstanding at December 31, 2023	595,347	2.48	6.87
Options Granted	163,755	3.69	5.20
Exercised	(68,988)	2.22	—
Expired/Cancelled	(11,812)	6.24	—
Options Outstanding at December 31, 2024	678,302	2.79	6.42

Options Exercisable at December 31, 2024	271,650	2.99	5.79

Share-based compensation expense recognized for stock options granted totaled $425,029 and $315,815 for the years ended December 31, 2024, and 2023, respectively.

The intrinsic value of outstanding stock options as of December 31, 2024, and 2023 was $1,171,313 and $391,283, respectively.

The valuation methodology used to determine the fair value of stock options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of stock options.

The risk-free interest rate assumption is based upon observed interest rates on zero-coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the stock options.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of the Company’s stock over a period equal to the expected life of the awards.

As of December 31, 2024, there was $642,873 of total unrecognized compensation expense related to unvested employee stock options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.37 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2024, and 2023, are set forth in the table below.

	2024	2023
Weighted average fair value of stock options granted	$3.69	$1.74
Risk-free interest rate	3.84%-4.33%	3.48% - 4.59%
Volatility	122%-159%	133 - 199%
Expected life (years)	3.50-6.00 years	5 – 10 years
Dividend yield	—%	—%

Share-Based Awards, restricted stock award (“RSAs”)

On March 1, 2023, the Company granted certain employees an aggregate of 73,530 RSA’s. Compensation as a group amounted to $130,883. The shares vest one third each year for three years after issuance.

On March 28, 2023, the Company granted certain employees an aggregate of 44,942 RSA’s. Compensation as a group amounted to $72,357. The shares vest one third each year for three years after issuance.

On March 31, 2023, the Board of Directors resolved that the Company shall issue to Board members an aggregate of 12,500 RSA’s. Compensation as a group amounted to $22,750. The shares vest one year after issuance.

On April 10, 2023, the Company granted certain employees an aggregate of 50,000 RSA’s. Compensation as a group amounted to $90,000. The shares vest one third each year for three years after issuance.

On June 30, 2023, the Board of Directors resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs. Compensation as a group amounted to $29,125. The shares vest one year after issuance.

On September 30, 2023, the Board of Directors resolved that the Company shall issue to Board members an aggregate of 12,500 RSAs. Compensation as a group amounted to $38,875. The shares vest one year after issuance.

On October 11, 2023, the Company granted certain employees an aggregate of 687 RSA’s. Compensation as a group amounted to $2,497. The shares vest one third each year for three years after issuance.

On December 31, 2023, the Board resolved that the Company shall issue to Board members an aggregate of 10,000 RSAs Compensation as a group amount of $28,751. The shares vest one year after issuance.

On January 2, 2024, the Company granted certain employees an aggregate of 70,393 RSAs. Compensation as a group amounted to $156,251. The shares vest one third each year for three years after issuance.

On March 31, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 14,166 RSAs. Compensation as a group amounted to $81,030. The shares vest one year after issuance.

On April 1, 2024, the Company granted certain employees an aggregate of 2,660 RSAs. Compensation as a group amounted to $15,002. The shares vested on grant.

On June 30, 2024, the Board resolved that the Company shall issue to Board members an aggregate of 17,500 RSAs. Compensation as a group amounted to $114,800. The shares vest one year after issuance.

A summary of the activity related to RSAs for the year ended December 31, 2024, is presented below:

Restricted Stock Awards (RSAs)	Shares	Fair Value
Outstanding non-vested at January 1, 2023	50,000	$1.89
Granted	216,659
Vested	(57,500)
Forfeited	—
Outstanding non-vested at December 31, 2023	209,159	—
Granted	104,719	$3.98
Vested	(98,816)	$2.18
Forfeited	(687)	—
Outstanding non-vested at December 31, 2024	214,375	$2.79

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $369,658 and $190,389 for the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, there was $333,225 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.1 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of warrant activity and related information

				Weighted
	Number of	Range of	Weighted	Average
	Shares	Option Price	Average	Contractual
	Under Options	Per Share	Exercise Price	Life
Warrant Outstanding at January 1, 2023	2,419,193	$7.43-0.40	$6.87	$3.67
Warrant Granted	—	—	—	—
Warrant Expired	(3,333)	0.40	0.40	—
Warrant Outstanding at December 31, 2023	2,415,860	$7.43-6.15	$6.88	$2.67
Warrant Granted	80,000	7.43	7.43	5.00
Warrant Expired	—	—	—	—
Warrant Outstanding at December 31, 2024	2,495,860	$7.43-6.15	$6.90	$1.66

Warrant Exercisable at December 31, 2024	2,495,860	$7.43-6.15	$6.90	$1.66

The intrinsic value of outstanding warrants as of December 31, 2024 and 2023 was $0.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event. No Preferred shares are issued as of December 31, 2024.

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

Note 9 - Income Taxes

The components of deferred taxes are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$2,277,000	$2,444,000
Operating Lease – Right of Use Asset	172,496	—
Other	—	195,000
Total deferred tax assets	2,449,496	2,639,000
Deferred tax liabilities:
Property and equipment	(521,358)	—
Intangibles	(120,123)	(225,000)
Goodwill	(195,154)	—
Right of Use Liability	(158,947)	—
Other	—	(65,000)
Total deferred tax liabilities	(995,582)	(290,000)

Valuation Allowance	(1,492,945)	(2,349,000)

Net deferred taxes	$(39,031)	$—

The Company had federal and state net operating tax loss carry-forwards of $7,526,435 and $11,185,137,  respectively as of December 31, 2024. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2029.

During the tax year, the Company claimed a tax credit related to the amortization of goodwill for US federal income tax purposes. However, the tax position underlying the credit may not have the appropriate economic substance to support the claim under current US federal income tax law. The Company is recognizing a naked credit associated with goodwill, where the tax deduction has been claimed based on goodwill that may not be associated with a qualifying transaction as required under income tax provisions.

As of tax year ended December 31, 2024, management has reviewed the relevant tax laws and believes that the tax positions taken are reasonable. Given the potential for challenge by tax authorities, the Company may be exposed to the risk that the credits taken may not be sustained upon examination, which may result in additional tax liabilities and penalties. The amount of any potential tax adjustments to the credits have not been determined at this time.

A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended December 31, 2024 and 2023 to the Company’s loss before provision (benefit) for income taxes, is as follows:

	2024	2023
U.S. Federal Statutory Rate	21.0%	21.0%
State Taxes	6.9%	7.3%

Other permanent and prior period adjustments	5.7%	9.1%
Valuation allowance	(37.0)%	(37.4)%
Income tax provision	—%	—%

Note 10 – Litigation

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

Note 11 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $7,348 and $32,283 during the year ended December 31, 2024, and 2023, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione is a partner of Eisner & Maglione CPA’s LLC. The Company paid his firm $31,352 and $34,644 for accounting and due diligence services during the year ended December 31, 2024, and 2023, respectively.

Note 12 – Segment Information

The Company operates in three reportable segments: CloudFirst, CloudFirst Europe and Nexxis. The Company’s segments were determined based on its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s CODM’s which is its Chief Executive Officer and the senior management team, to evaluate performance, which is generally the segment’s operating income or losses.

Operations of:	Products and services provided:

CloudFirst Technologies Corporation	CloudFirst provides services from CloudFirst technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platforms. Services provided to clients are provided on a subscription basis on long term contracts.

CloudFirst Europe Ltd.	CloudFirst Europe Ltd. provides services from CloudFirst technological assets deployed in three Tier 3 data centers throughout the United Kingdom. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst UK platforms. Services provided to clients are provided on a subscription basis on long term contracts.

Nexxis Inc.

Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice over internet services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

As of December 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Accounts receivable	$2,166,440	$—	59,018	$—	$2,225,458
Prepaid expenses and other current assets	678,123	62,842	25,056	93,481	859,502
Net Property and Equipment	2,858,664	574,919	2,056	4,017	3,439,656
Intangible assets, net	1,427,006	—	—	—	1,427,006
Goodwill	4,238,671	—	—	—	4,238,671
Operating lease right-of-use assets	575,380	—	—	—	575,380
All other assets	—	—	—	12,514,542	12,514,542
Total Assets	$11,944,284	$637,761	$86,130	$12,612,040	$25,280,215

Accounts payable and accrued expenses	$2,514,439	$80,348	$78,654	$509,938	$3,183,379
Deferred revenue	212,390	—	—	—	212,390
Deferred tax liability	—	—	—	39,031	39,031
Total Finance leases payable	17,641	—	—	—	17,641
Total Finance leases payable related party	33,879	—	—	—	33,879
Total Operating lease liabilities	621,930	—	—	—	621,930
Total Liabilities	$3,400,279	$80,348	$78,654	$548,969	$4,108,250

As of December 31, 2023

	CloudFirst Technologies	Nexxis Inc.	Corporate	Total

Accounts receivable	$1,229,820	$30,152	$—	$1,259,972
Prepaid expenses and other current assets	419,254	18,157	75,764	513,175
Net property and equipment	2,727,225	2,905	2,644	2,732,774
Intangible assets, net	1,698,084	—	—	1,698,084
Goodwill	4,238,671	—	—	4,238,671
Operating lease right-of-use assets	62,981	—	—	62,981
All other assets	—	—	12,795,362	12,795,362
Total assets	$10,376,035	$51,214	$12,873,770	$23,301,019

Accounts payable and accrued expenses	$2,020,963	$65,161	$522,814	$2,608,938
Deferred revenue	336,201	—	—	336,201
Finance leases payable	281,241	—	—	281,241
Finance leases payable related party	256,241	—	—	256,241
Operating lease liabilities	63,983	—	—	63,983
Total liabilities	$2,958,629	$65,161	$522,814	$3,546,604

For the year ended December 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Revenue	$24,152,056	$—	$1,219,247	$—	$25,371,303
Cost of sales	13,575,937	—	691,999	—	14,267,936
Gross Profit	10,576,119	—	527,248	—	11,103,367

Selling, general and administrative	5,544,276	290,219	619,912	3,218,831	9,673,238
Depreciation and amortization	1,348,614	—	850	774	1,350,238
Total operating expenses	6,892,890	290,219	620,762	3,219,605	11,023,476

Income (Loss) from Operations	3,683,229	(290,219)	(93,514)	(3,219,605)	79,891

Interest income	—	—	—	592,819	592,819
Interest expense	(119,008)	—	—	—	(119,008)
Loss on disposal of equipment	(1,599)	—	—	—	(1,599)
Total Other Income (Expense)	(120,607)	—	—	592,819	472,212

Income (Loss) before provision for income taxes	$3,562,622	$(290,219)	$(93,514)	$(2,626,786)	$552,103

For the year ended December 31, 2023

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Revenue	$23,862,649	$—	$1,096,927	$—	$24,959,576
Cost of sales	14,749,837	—	633,414	—	15,383,251
Gross Profit	9,112,812	—	463,513	—	9,576,325

Selling, general and administrative	5,112,193	—	692,185	2,638,764	8,443,142
Depreciation and amortization	1,300,238	—	705	651	1,301,594
Total operating expenses	6,412,431	—	692,890	2,639,415	9,744,736

Income (Loss) from Operations	2,700,381	—	(229,377)	(2,639,415)	(168,411)

Interest income	—	—	—	542,229	542,229
Interest expense	(74,502)	—	—	—	(74,502)
Total Other Income (Expense)	(74,502)	—	—	542,229	467,727

Income (Loss) before provision for income taxes	$2,625,879	$—	$(229,377)	$(2,097,186)	$299,316

Note 13 - Subsequent Events

The Company has evaluated events that occurred through March 31, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, under the supervision and with the participation of DSC’s management, including its principal executive officer and principal financial officer, DSC conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2024.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. As set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of its disclosure control system were met.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2024, which would affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item of this Annual Report will be included under the headings “Corporate Governance” and “Committees of the Board of Directors” in our 2025 Proxy Statement, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item of this Annual Report will be included under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2025 Proxy Statement, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item of this Annual Report will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item of this Annual Report will be included under the heading “Certain Relationships and Related Party Transactions and Director Independence” in the Company’s 2025 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item of this Annual Report will be included under the heading “Principal Accounting Fees and Services” in the Company’s 2025 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2024, and 2023:

	1.	Report of Independent Registered Public Accounting Firm.

	2.	Consolidated Balance Sheets as of December 31, 2024, and 2023.

	3.	Consolidated Statements of Operations for the years ended December 31, 2024, and 2023.

	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2024, and 2023.

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, and 2023.

	6.	Notes to Consolidated Financial Statements.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index on the page preceding the signature page are either filed as part of this report or are incorporated herein by reference:

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.16	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-35384) filed May 6, 2024).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed on June 29, 2009).

4.2	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed on October 25, 2010).

4.3	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on April 26, 2012).

4.4	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.5	Representative’s Warrant dated May 18, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.6	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.7	Warrant Agency Agreement, dated May 18, 2021, by and between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

4.9	Description of Securities (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K (File No. 001-35384) filed on March 31, 2023).

10.1	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.2	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.3	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.22 to Form 10Q (File No. 001-35384) filled November 19, 2018).

10.4	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.5	Buyout Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated March 15, 2018 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.6	FMV Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated September 14, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.7	Buyout Lease Agreement DSC003 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.8	Buyout Lease Agreement DSC004 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.9 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.9	Addendum 1 to Lease DSC003 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.10	Addendum 1 to Lease DSC004 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.11 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.11	Buyout Lease Agreement DSC006 between Data Storage Corporation and Systems Trading, Inc. dated November 12, 2019 (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.12	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.13	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.14	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.15	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.16#	Form of Employment Agreement between Data Storage Corporation and Charles M. Piluso dated March 28, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.17#	Form of Employment Agreement between Data Storage Corporation and Chris H. Panagiotakos dated March 28, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.18	Sublease between Sentinel Benefits Group, LLC and Sentinel Benefits Group, Inc. and Data Storage Corporation, dated as of January 17, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 27, 2024)

10.19#	Employment Agreement Amendment between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 10.20 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.20#	Employment Agreement Amendment between Data Storage Corporation and Chris H. Panagiotakos (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.21#	Amendment No. 1 to the Data Storage Corporation 2021 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed June 24, 2024).

10.22

Equity Distribution Agreement, dated July 18, 2024, by and between Data Storage Corporation and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-280881) filed July 18, 2024)

19.1*	Second Amended and Restated Insider Trading Policy

21.1*	List of Subsidiaries of Data Storage Corporation

23.1*	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm

24.1*	Power of Attorney – Signature Page

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K (File No. 001-35384) filed March 31, 2024).

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2025.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
Name: Charles M. Piluso
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 31, 2025

By:	/s/ Chris H. Panagiotakos
Name: Chris H. Panagiotakos
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2025

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer	March 31, 2025
Charles M. Piluso	(Principal Executive Officer)

/s/ Chris H. Panagiotakos	Chief Financial Officer (Principal Financial Officer	March 31, 2025
Chris H. Panagiotakos	and Principal Accounting Officer)

/s/ Harold J. Schwartz	President, Director	March 31, 2025
Harold Schwartz

/s/ Thomas C. Kempster	Executive Vice President of Strategic Development, Director	March 31, 2025
Thomas Kempster

/s/ John Argen	Director	March 31, 2025
John Argen

/s/ Lawrence A. Maglione, Jr.	Director	March 31, 2025
Lawrence Maglione

/s/ Matthew Grover	Director	March 31, 2025
Matthew Grover

/s/ Todd A. Correll	Director	March 31, 2025
Todd Correll

/s/ Clifford Stein	Director	March 31, 2025
Clifford Stein

/s/ Nancy M. Stallone	Director	March 31, 2025
Nancy M. Stallone

/s/Uwayne A. Mitchell	Director	March 31, 2025
Uwayne A. Mitchell