Form 10-K/A
period 2024-12-31
Data Storage Corp
filed 2025-04-30
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

Data Storage Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of including the information required by Part III of this Annual Report on Form 10-K that was intended to be incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of stockholders because such proxy statement will not be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2024. As required by the SEC, this Amendment includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.3 and 31.4, hereto. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

Data Storage Corporation

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

Name	Age	Position
Charles M. Piluso	71	Chairman of the Board, Chief Executive Officer
Chris H. Panagiotakos	52	Chief Financial Officer
Harold J. Schwartz	60	Director, President
Thomas C. Kempster	58	Director, Executive Vice President
John Argen	70	Director
Lawrence A. Maglione, Jr.	63	Director
Matthew Grover	57	Director
Todd A. Correll	57	Director
Clifford Stein	67	Director
Nancy M. Stallone	64	Director
Uwayne A. Mitchell	41	Director

Charles M. Piluso, Chairman of the Board and, Chief Executive Officer

Mr. Piluso holds the positions of Chairman of the Board and Chief Executive Officer for the Company since 2008. Charles M. Piluso has served as Chairman of the Board and Chief Executive Officer of Data Storage Corporation since 2008 and as Treasurer since 2020. He co-founded CloudFirst Technologies Corporation, a subsidiary of Data Storage Corporation, in 2001. Previously, he founded North American Telecommunication Corporation, a facilities-based Competitive Local Exchange Carrier, serving as Chairman and President from 1997 to 2000. From 1990 to 1997, he was Chairman and Founder of International Telecommunications Corporation, a facilities-based international carrier licensed by the Federal Communications Commission. ITC was part of a consolidation strategy that went public in 1997 for $800 million. Piluso holds a bachelor’s degree, a Master of Arts in Political Science and Public Administration, and a Master of Business Administration from St. John’s University. He was an Instructor at St. John’s University’s College of Business from 1986 to 1988. He served on the Board of Trustees of Molloy College from 2001 to 2013, the Board of Governors at St. John’s University from 2001 to 2016, and is a Governor Emeritus. He currently serves on the Board of Advisors for the Nassau County Police Department Foundation.

We believe that Mr. Piluso’s technical expertise and management experience in the technology and communications sectors make him qualified to serve as a member of our Board.

Chris H. Panagiotakos, Chief Financial Officer

Mr. Panagiotakos assumed the role of Chief Financial Officer for the Company on May 18, 2021. Additionally, he assumed the role of Treasurer in 2024. Prior to joining us, he served as the Vice President, Corporate Controller of Cineverse Corp., formerly Cinedigm Corp., from April 2017 to March 2021. In this capacity, he oversaw the company’s accounting function, managed external audits, ensured compliance, and implemented controls while also focusing on staff training and development. Preceding his tenure as Vice President, Corporate Controller, Mr. Panagiotakos held the position of Corporate Assistant Controller at Cinedigm Corp. from October 2013 to April 2017. With over 2 decades of experience in public company accounting, Mr. Panagiotakos brings a wealth of expertise to our financial leadership team. His extensive background includes various roles within the accounting department at Young Broadcasting Inc. from September 2004 to October 2013, including serving as Controller of one of its divisions and as Assistant Corporate Controller. Mr. Panagiotakos is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Bernard M. Baruch College, as well as a Master of Business Administration from Texas A&M University-Commerce. His comprehensive knowledge and proficiency in public company accounting matters make him a valuable asset to our financial operations.

Harold J. Schwartz, President and Director

Mr. Schwartz assumes the pivotal roles of President and Director at our organization, a position he has held since December 2016. His contributions to the Company’s success extend beyond his tenure as Treasurer from 2016 to 2020. Additionally, he serves as President of CloudFirst and holds a seat on its board of directors. With a professional background spanning from 1988 to 2016, Mr. Schwartz served as Vice President of ABC Services, Inc., a company he co-founded. During his tenure, he played a key role in steering the strategic direction, operations, and business development of ABC Services and other affiliated ventures. Over the course of three decades, Mr. Schwartz has leveraged his expertise in IBM business systems, business continuity, and cybersecurity to empower organizations in enhancing IT performance, safeguarding data, and optimizing costs. Mr. Schwartz’s entrepreneurial spirit led him to establish Systems Trading, Inc. in 1997, a technology leasing company, where he currently serves as Chief Executive Officer and President. Prior to founding these ventures, he honed his skills collaborating with various IBM business partners. Mr. Schwartz obtained his bachelor’s degree in business from California State University in San Bernardino.

We hold confidence in Mr. Schwartz’s leadership acumen and qualifications to serve as President and Board member, underpinned by his track record of steering companies to success. His extensive experience in marketing, sales, and business development, coupled with his industry knowledge, makes him an asset to our organization.

Thomas C. Kempster, Executive Vice President and Director

Mr. Kempster brings a wealth of experience to his role as Executive Vice President and Director, a position he has held since February 2020, along with his membership on our Board since December 2016. He also serves as the Chief Experience Officer (CXO) of our CloudFirst subsidiary from January 2024 to current. . Prior to this position, Mr. Kempster served as the Chief Executive Officer of Flagship Solutions Group until 2024 and President of Service Delivery with Data Storage Corporation until 2021. Prior to joining Data Storage Corporation, Mr. Kempster founded ABC Services in 1994 and served as its founder and president until 2016. ABC Services provided Managed Services, equipment, and software sales and specialized in IBM Power systems. In 2012, ABC Services launched a joint venture, Secure Infrastructure and Services (SIAS), with Data Storage Corporation to provide Infrastructure-as-a-Service (IaaS) and Disaster Recovery-as-a-Service, (DRaaS) to IBM Power system customers in North America. In 2016, ABC Services was acquired by Data Storage Corporation.

We firmly believe that Mr. Kempster’s extensive industry experience and diverse skill set make him exceptionally qualified to serve as a member of our Board. His practical expertise spans various competencies, underlining his valuable contributions to our organization’s strategic direction and operational excellence.

John Argen, Director

With a tenure spanning since October 2008, Mr. Argen brings his expertise to our Board as a seasoned Business Consultant and Developer, specializing in information technology, telecommunications, and construction industries. His impressive 40-year career encompasses a wide spectrum of experiences, ranging from working with small business owners to Fortune 500 firms. As the CEO and founder of DCC Systems from 1992 to 2003, Mr. Argen demonstrated exceptional leadership in building the firm from the ground up, steering it to produce gross revenues exceeding $100 million in 2000. His innovative approach to Technology Design/Build Construction Development and Consulting Solutions earned accolades, including features on NBC’s “Business Now” for his groundbreaking Technology Construction Management methodology. Prior to DCC Systems, Mr. Argen held senior management positions at ITT and Metromedia for 15 years and served as VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company, for 2 years. Throughout his career, he has been deeply involved in Operations, Marketing, Systems Engineering, Telecommunications, and Information Technology, overseeing technology-related and construction projects worth over a billion dollars. Mr. Argen’s commitment to continued education is evident in his completion of over 2000 hours of corporate-sponsored courses. He holds a BPS in Finance from Pace University and a Federal Communication Commission (FCC) Radio Telephone 1st Class License, further underscoring his dedication to professional growth and development.

We believe that Mr. Argen’s practical experience in managing the growth of companies, particularly in the technology and communication sectors, coupled with his knowledge and understanding of the industry, make him an asset to our Board. His insights and approaches will undoubtedly contribute to our ongoing success and growth initiatives.

Lawrence A. Maglione, Jr., Director

Mr. Maglione has been a member of our Board since October 2002, bringing with him a wealth of expertise in financial management and accounting. Additionally, he has served as a director of CloudFirst since August 29, 2001. As a partner in the accounting firm Eisner & Maglione CPAs, LLC. since January 2007, Mr. Maglione has demonstrated his prowess in financial stewardship and strategic guidance. With 35 years of experience in financial management, Mr. Maglione’s journey with our Company traces back to its inception in 2002. Additionally, he co-founded North American Telecommunications Corporation, a local telecommunications service provider. During his tenure at North American, Mr. Maglione held the roles of Chief Financial Officer and Executive Vice President, overseeing all finance, legal, and administration functions. Mr. Maglione’s professional career also encompasses over 35 years in public accounting, across various industries, including technology, retail services, and manufacturing. His educational background includes a Bachelor of Science degree in Accountancy from Hofstra University and a Master of Science in Taxation from Long Island University. He is also a Certified Public Accountant and a member of the New York State Society of CPAs.

We are confident that Mr. Maglione’s extensive experience, leadership, and understanding of industry dynamics make him an invaluable asset to our Board, contributing to our strategic vision and financial growth.

Todd A. Correll, Director

Mr. Correll brings experience and expertise to our Board, having previously served as a member from August 2014 until September 2017, before being reappointed on November 5, 2019. His extensive background includes roles as a financial and operations executive consultant and board member for SACo, a prominent online retail operation from 2017 to 2022. From 2001 to 2017, Mr. Correll served as the CEO of Broadsmart Florida, Inc. (“Broadsmart”), a facility-based VoIP carrier, where he played a pivotal role in its transformation from a local phone company to a nationwide carrier offering IP-based dial tone, broadband, and ancillary services. His leadership was instrumental in Broadsmart’s growth and eventual acquisition by Magic Jack in 2016 for $42 million. Despite the acquisition, Mr. Correll continued to serve as CEO until 2017. Mr. Correll’s educational background includes studies at Syracuse University, and he holds both a pilot’s license and a USCG Captain’s license, indicative of his diverse skill set and dedication to excellence.

We believe that Mr. Correll’s experience, particularly in the telecommunications and technology sectors, along with his proven track record of leadership and strategic insight, make him an invaluable addition to our Board, contributing to our continued growth and success.

Matthew Grover, Director

Mr. Grover has been a valued member of our Board since November 5, 2019. He brings with him a wealth of experience garnered from his impressive 23-year career at Altice USA, where he held various leadership positions, culminating in his role as Chief Revenue Officer (CRO). Altice USA stands as one of the nation’s foremost providers of broadband communications and video services, serving approximately 4.9 million residential and business customers across 21 states through its Optimum and Suddenlink brands. During his tenure, Mr. Grover played a pivotal role in steering Altice USA’s growth trajectory, overseeing diverse functions such as sales, retention, marketing, and product in both the B2C and B2B segments. Mr. Grover’s journey at Altice USA commenced in 2001 when he joined the Lightpath division as Director of Sales Planning. Over the years, he demonstrated exceptional leadership and strategic acumen, earning promotions to increasingly senior roles. Notably, he served as Vice President and General Manager of Optimum West Commercial Services, where he managed all B2B operations across the Rocky Mountain States until its acquisition by Charter Communications in 2013. Subsequently, as Senior Vice President of Commercial Sales, Product, and Marketing, Mr. Grover played a pivotal role in driving commercial initiatives and expanding market reach. Prior to his tenure at Altice USA, Mr. Grover held several management positions over nearly a decade, including roles at North American Telecom and AT&T, where he honed his skills in sales, marketing, operations, and product. In addition to his corporate achievements, Mr. Grover is actively engaged in serving the community and academia. He previously contributed his expertise as a member of the Board of Trustees at Molloy College in Rockville Centre, New York. Mr. Grover holds a BA in Economics from Stony Brook University and earned his MBA from the University of Southern California.

We believe that Mr. Grover is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his public company operations experience, coupled with his strategic insight and commitment to excellence.

Clifford Stein, Director

Mr. Stein was appointed to the board of directors on January 12, 2024, and is the Chief Executive Officer of Savitar Realty Advisors, a real estate advisory firm founded by him in 1988. Savitar, along with its affiliates, invests in and manages real estate projects in many areas of the US, and develops and invests in oil and gas properties in the Northern US, and provides consulting and management services to lenders and financial institutions on nonperforming real estate assets. He is an attorney and has been a member of the Florida Bar Association since 1982. Mr. Stein has acted as an expert witness in various litigation matters involving real estate transactions and has been appointed as a Receiver, an Examiner and a Trustee in state and federal courts. Mr. Stein previously served on our board of directors from June 2010 to November 2020.

We believe that Mr. Stein is qualified to serve as a member of our Board because of his leadership and legal experience.

Nancy M. Stallone, Director

Ms. Stallone was appointed as Director on March 5, 2024. With a background in accounting and finance, treasury and risk management, corporate governance and corporate leadership, she brings a wealth of experience to our Board. Since June 2016, Ms. Stallone has held the positions of Corporate Treasurer and Assistant Corporate Secretary at Comtech Telecommunications Corp., a global technology leader providing terrestrial and wireless network solutions, next-generation 9-1-1 emergency services, satellite and space communications technologies, and cloud-native capabilities to commercial and government customers worldwide. Prior to this role, she served as Vice President of Finance from 2006 to 2016 and as Corporate Secretary from 2016 to October 2023. Ms. Stallone’s career journey includes key financial leadership roles, including Vice President of Internal Audit at Atkins Nutritionals, Inc. from 2004 to 2006 and Chief Financial Officer of North America for Techpack America, Inc., a division of Albéa Group, from 1996 to 2004. Prior to that, she held the position of Senior Manager at Deloitte & Touche LLP, where she provided financial services to various public and private companies in the manufacturing, distribution, and service industries from 1983 to 1996. A Certified Public Accountant in New York State and member of the American Institute of Certified Public Accountants, Ms. Stallone holds a Bachelor of Science in Accounting from Long Island University and an Executive MBA from St. Joseph’s University. Her commitment to education is further reflected in her previous role as an adjunct professor in accounting at St. Joseph’s University. Ms. Stallone’s diverse expertise in finance and accounting, treasury and risk management coupled with her extensive experience in corporate governance, makes her a valuable addition to our Board. We are confident that her strategic insights and financial acumen will contribute significantly to our Company’s continued growth and success.

We believe that Ms. Stallone is qualified to serve as a member of our Board because of her accounting and business experience.

Uwayne A. Mitchell, Director

Mr. Mitchell was appointed to the Board of Directors on March 5, 2024, and has served since December 2021 as privacy counsel to Riskonnect Inc. providing privacy legal advice on business projects and initiatives. From April 2021 until December 2021, he served as counsel to the data privacy team at The Government Employees Insurance Company (GEICO). From May 2018 until April 2021, he was an associate at the Law Office of Goldstein, Flecker & Hopkins. In 2005, upon graduation from New York Institute of Technology, Mr. Mitchell worked at the Company as a computer technician. In 2009, he worked full-time at DSC in the daytime and attended law school at St. John’s Law School, evening division, at night. Mr. Mitchell holds a Juris Doctor from St. John’s University School of Law.

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

Director Independence

Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of our Board of Directors. The Listing Rules of the Nasdaq Stock Market (the “Nasdaq Listing Rules”), as well as those of the SEC, impose several requirements with respect to the independence of our directors. Our Board of Directors has conducted a review of its proposed composition, the composition of its proposed committees and the independence of each director in accordance with these rules. With the exception of Charles M. Piluso, Harold J. Schwartz and Thomas C. Kempster, our Board has determined that all of our present directors and our former directors are independent, in accordance with the Nasdaq Listing Rules. Our Board has determined that, under the Nasdaq Listing Rules, Charles M. Piluso, Harold J. Schwartz and Thomas C. Kempster are not independent directors because they are employees of the Company or its subsidiaries.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that John Argen, Nancy M. Stallone, Matthew Grover, Todd A. Correll, Lawrence A Maglione, Jr. and Uwayne Mitchell do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC. In making this determination, our Board of Directors considered relationships that each director has with the Company, including the transactions described in Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. Our Board has also determined that: John Argen (Chair), Nancy M. Stallone and Matthew Grover are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s audit committee (the “Audit Committee”); Matthew Grover (Chair) and Todd A. Correll are independent under the Nasdaq Listing Rules independence standards for the members of our Board’s compensation committee (the “Compensation Committee”); and Lawrence A. Maglione, Jr. (Chair) and John Argen are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s Nominating & Corporate Governance committee (the “Nominating & Corporate Governance Committee”).

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

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee.

Audit Committee

The Company has an Audit Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Audit Committee members are John Argen (Chair), Clifford Stein and Nancy M. Stallone. The Board has determined that Nancy M. Stallone is an “Audit Committee Financial Expert” as defined by SEC rules and regulations. The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

The Company has a Compensation Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Compensation Committee members are Todd A. Correll, Matthew Grover and Clifford Stein. The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that the following reports were untimely: Form 4 filed by John Argen on January 3, 2024, Form 4 filed by each of Thomas Kempster, Charles Piluso, Harold Schwartz and Christos Panagiotakos on March 5, 2024, Form 3 filed by Uwayne Mitchell on March 18, 2024, Form 3 filed by Nancy Stallone on April 2, 2024, Form 4 filed by each of Charles Piluso and Christos Panagiotakos on April 2, 2024, and Form 4 filed by each of Clifford Stein and Uwayne Mitchell on April 3, 2024.

Insider Trading Policy

We have adopted a second amended and restated insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the Nasdaq Stock Market. The Trading Policy prohibits trading in certain circumstances and applies to us and all of our directors, officers and employees as well as anyone associated with the Company who have access to material nonpublic information of DSC (the “Covered Persons”). It sets forth DSC’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of material nonpublic information and provides that all Covered Persons shall not purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted as compensation to, or held directly or indirectly by, those persons. The Insider Trading Policy also incorporates anti-pledging provisions. Consequently, no employee, executive officer or director may enter into a hedge or pledge of the Company’s common stock, including short sales, derivatives, put options, swaps and collars. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors, executive officers and key employees. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.dtst.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2024, and December 31, 2023, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

						Non-Equity
Name & Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Compensation		Total
Charles M. Piluso, Chief Executive Officer, Treasurer and Chairman of the Board	2024	$250,000	$200,000	$50,000	$34,907	—	$17,298		$552,205
	2023	$225,000	$175,000	$97,834	$88,670	—	$16,507		$603,011

Harold J. Schwartz, President	2024	$245,000	$175,000	$50,000	$34,907	—	$27,368	(3)	$532,275
	2023	$215,000	$150,000	$71,177	$62,811	—	$30,515	(3)	$529,503

Chris H. Panagiotakos, Chief Financial Officer	2024	$235,000	$158,750	$56,250	$53,678	—	$8,083	(3)	$511,761
	2023	$215,000	$100,625	$53,052	$52,967	—	$9,073	(3)	$430,717

(1)	The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements included in the Original 10-K for more information.
(2)	The valuation methodology used to determine the fair value of the options issued during the year is the Black-Scholes option-pricing model. Please see Note 2 to Consolidated Financial Statements included in the Original 10-K for more information.
(3)	All other compensation consists of Employer portion of health insurance and 401k match.

Employment Agreements

Executive Employment Agreements

Mr. Piluso Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Piluso Employment Agreement”) with Mr. Charles M. Piluso, the Company’s Chief Executive Officer. The Piluso Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Piluso Employment Agreement may be terminated with or without cause. Mr. Piluso received an annual base salary of $225,000 in 2023, $250,000 in 2024 and will receive an annual base salary of $250,000 in 2025 and shall be eligible to earn a performance bonus ranging from $75,000 to $300,000. Mr. Piluso shall also be entitled to an equity award for a total value of $100,000 per annum, which shall be equally split between RSUs and stock options, as well as 75,000 performance share units.

Pursuant to the Piluso Employment Agreement, Mr. Piluso is also entitled to an equity award of 75,000 performance share units (the “PSUs”), one-third (1/3) of which shall vest upon the Company’s market capitalization reaching each of (i) $35,000,000, (ii) $50,000,000 and (iii) $75,000,000 (each a “Market Cap Target”), provided, however, that no PSUs could vest earlier than March 28, 2024 and each Market Cap Target must be maintained for at least twenty (20) trading days. One-third (1/3) of the PSUs were forfeited on September 28, 2024, as a result of the $35,000,000 Market Cap Target not being achieved by September 28, 2024. If the $50,000,000 Market Cap Target is not achieved by March 28, 2026, 25,000 PSs shall be forfeited and if the $75,000,000 Market Cap Target is not achieved by September 28, 2027, the remaining 25,000 PSUs shall be forfeited. If any PSUs are issued to Mr. Piluso upon the Company’s market capitalization reaching $50 million or $75 million within the time period set forth in the Piluso Employment Agreement, Mr. Piluso has agreed to issue one-half of such PSUs to Harold Schwartz, with the remaining one-half issued to Mr. Piluso, which alternate equity compensation arrangement the Board has approved.

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

Mr. Panagiotakos’ Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Panagiotakos Employment Agreement”) with Mr. Chris H. Panagiotakos, the Company’s Chief Financial Officer. The Panagiotakos Employment Agreement is for an initial term of three years, and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Panagiotakos Employment Agreement may be terminated with or without cause. Mr. Panagiotakos received an annual base salary of $215,000 in 2023, $235,000 in 2024 and will receive $235,000 in 2025 and shall be eligible to earn a performance bonus of 25% of his base salary. Mr. Panagiotakos shall also be entitled to an equity award for a total value equal to 25% of his base salary per annum, which shall be equally split between RSUs and stock options, a financial achievement bonus of $45,000 and a long-term incentive bonus of stock options and RSUs equal to 25% of his base salary.

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

Change in Control

In the event that Mr. Piluso or Mr. Panagiotakos (each, an “Executive”) are terminated by the Company without Cause or the Executive resigns for Good Reason within twenty-four months of a Change in Control (as such term is defined in the Piluso Employment Agreement and Panagiotakos Employment Agreement), and the Executive signs a general release in favor of the Company, the Executive shall receive his annual base salary for the remainder of the term of the Piluso Employment Agreement or Panagiotakos Employment Agreement, as applicable, in accordance with the Company’s typical payroll practices, as well as a one-time lump severance payment equal to two times the Executive’s annual base salary that he is receiving at the time of his termination, plus, in the event the previous year’s corporate financial objectives were achieved, one-times the annual 100,000 cash bonus, if the separation occurs prior to the payment of the prior year’s annual cash bonus. In addition, if the Executive is terminated by the Company without Cause or due to his resignation for Good Reason within twenty-four months of a Change in Control, all stock options or other similar equity compensation granted by the Company and then held by the Executive shall be accelerated and become fully vested and exercisable as of the date of the Executive’s termination.

Other Employment Arrangements

The Company does not have formal employment agreements with Harold J. Schwartz or Thomas C. Kempster. Their current and past salaries have been determined by the Compensation Committee and are re-evaluated on a yearly basis. Mr. Schwartz’s annual base salary for the fiscal year ended December 31, 2022 was $171,717, which was increased to $215,000 for the fiscal year ended December 31, 2023 and $245,000 for the fiscal year ended December 31, 2024. Mr. Kempster’s annual base salary for the fiscal year ended December 31, 2022 was $174,808, which was increased to $215,000 for the fiscal year ended December 31, 2023 and $235,000 for the fiscal year ended December 31, 2024. Mr. Schwartz and Mr. Kempster are eligible to earn RSUs and stock options, in addition to a cash bonus which is determined by the compensation committee.

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

Outstanding Equity Awards at Fiscal Year-End December 31, 2024

Option Awards						Stock Awards
	Option Or RSU Approval	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration	Number Of Shares Or Units Of Stock That Have Not Vested	Market Value Of Shares Or Units Of Stock That Have Not Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)
Charles M. Piluso
(3)(4)	03/01/2023	9,804	19,608	$1.96	02/28/2028	—	—
(3)(4)	03/28/2023	9,416	18,833	$1.77	03/27/2028	—	—
(3)(4)	01/02/2024	—	15,528	$3.22	01/02/2029	—	—
	03/01/2023	—	—	—	—	19,608	$82,942
	04/10/2023	—	—	—	—	18,833	$79,664
	01/02/2024	—	—	—	—	17,065	$72,185

Harold J. Schwartz
(3)(4)	12/22/2015	834	—	$14.00	12/22/2025	—	—
(3)(4)	03/01/2023	—	9,804	$1.96	02/28/2028	—	—
(3)(4)	04/10/2023	—	16,667	$2.00	04/09/2028	—	—
(3)(4)	01/02/2024	—	15,528	$3.22	01/02/2029	—	—
	03/01/2023	—	—	—	—	9,804	$41,471
	04/10/2023	—	—	—	—	16,667	$70,501
	01/02/2024	—	—	—	—	17,065	$72,185

Chris Panagiotakos
(3)(4)	03/01/2023	4,902	9,804	$1.78	02/28/2033	—	—
(3)(4)	03/28/2023	5,564	11,129	$1.61	03/27/2033	—	—
(3)(4)	01/02/2024	—	9,172	$2.93	01/02/2034	—	—
(3)(4)	01/02/2024	—	10,026	$2.93	01/02/20234	—	—
	03/01/2023	—	—	—	—	9,804	$41,171
	03/28/2023	—	—	—	—	11,129	$47,076
	01/02/2024	—	—	—	—	9,172	$38,798
	01/02/2024	—	—	—	—	10,026	$42,410

(1)	Represents restricted stock units which vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

(2)	Calculated by multiplying the closing price per share of the Company’s common stock on December 31, 2024, $4.23 by the number of shares.

(3)	The stock options were issued in consideration for services provided as a member of the Board.

(4)	These option awards vested/vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date.

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

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, typically in connection with our first meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2024, we did not award any options to a named executive officer in the period beginning four business days before the filing of an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or a Current Report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports, other than as set forth in the table below:

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award ($)	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Charles M. Piluso	01/02/2024	15,528	$3.22	34,907	1.74%
Harold J. Schwartz	01/02/2024	15,528	$3.22	34,907	1.74%
Chris H. Panagiotakos	01/02/2024	19,198	$2.93	53,678	1.74%

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s non-employee directors during the fiscal year ended December 31, 2024.

Director Name	Fees earned or paid in cash	Stock awards(3)	Option awards (1)(4)(5)	Non-equity incentive plan	Non- qualified deferred compensation earnings	All other compensation	Total
Lawrence A. Maglione, Jr.	$8,000	$30,700	$27,698	—	—	—	$66,398
John Argen	$8,000	$30,700	$27,698	—	—	—	$66,398
Matthew Grover	$8,000	$30,700	$27,698	—	—	—	$66,398
Todd A. Correll	$8,000	$30,700	$27,698	—	—	—	$66,398
Clifford Stein	$8,000	$30,700	$27,698	—	—	—	$66,398
Nancy M. Stallone	$7,000	$21,165	$18,921	—	—	—	$47,086
Uwayne A. Mitchell	$7,000	$21,165	$18,921	—	—	—	$47,086

(1)	The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current non-employee directors and former non-employee directors who served as directors during the year ended December 31, 2024.
(2)	The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements included in the Original 10-K for more information.
(3)	The valuation methodology used to determine the fair value of the options issued during the year is the Black-Scholes option-pricing model. Please see Note 2 to Consolidated Financial Statements included in the Original 10-K for more information.
(4)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2024	Number of Shares Subject to Outstanding Unvested RSU as of December 31, 2024

John Argen	26,667	5,000
Todd A. Correll	25,627	5,000
Matthew Grover	25,627	5,000
Lawrence A. Maglione, Jr.	30,834	5,000
Clifford Stein	5,000	5,000
Nancy M. Stallone	3,333	3,333
Uwayne Mitchell	3,333	3,333

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 28, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and current executive officers as a group. The information in the table below is based upon 7,139,893 shares of common stock outstanding as of April 28, 2025. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address for each person is c/o DSC, 225 Broadhollow Road, Suite 307, Melville, New York 11747.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Ownership
Charles M. Piluso and affiliated entities (2)	963,904	13.4%
Harold J. Schwartz (3)	871,715	12.2%
Thomas C. Kempster (4)	853,381	11.9%
Lawrence A. Maglione, Jr. (5)	41,660	*
John Argen (6)	40,955	*
Matthew Grover (7)	35,623	*
Todd A. Correll (8)	36,248	*
Chris Panagiotakos (9)	48,590	*
Clifford Stein (10)	271,268	3.8%
Nancy M. Stallone(11)	1,110	*
Uwayne A. Mitchell (12)	1,110	*
All Current Executive Officers and Directors as a group (11 persons)	3,165,564	43.5%

*	Less than 1%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days of April 28, 2025.
(2)	Includes 326,359 shares of common stock owned directly by Mr. Piluso and 43,616 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025. Also includes: (i) 81,750 shares of common stock owned by Piluso Family Associates; (ii) 230,116 shares of common stock owned by The Lasata 2012 Trust dated 5/4/12 (the “Lasata Trust”); (iii) 230,116 shares of common stock owned by The Bella Vita 2012 Trust dated 5/4/12 (the “Bella Vita Trust”). Mrs. Panzarella-Piluso, Mr. Piluso’s wife, is the beneficiary of the Lasata Trust and Joanne G. Panzarella-Piluso, Mr. Piluso’s wife, and Lawrence Maglione are the co-trustees thereof, with shared voting and disposition power over the shares held by the Lasata Trust. Mr. Piluso is the beneficiary of the Bella Vita Trust and Mr. Piluso and Mrs. Panzarella-Piluso, his wife, are the co-trustees thereof, with shared voting and disposition power over the shares held by the Bella Vita Trust. The address for the Lasata Trust and the Bella Vita Trust is c/o DSC, 225 Broadhollow Road, Suite 307, Melville, New York 11747.
(3)	Includes 852,470, shares of common stock and 19,245 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(4)	Includes 821,735 shares of common stock and 31,646 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(5)	Includes 23,330 shares of common stock and 18,330 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(6)	Includes 26,792 shares of common stock and 14,163 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(7)	Includes 22,500 shares of common stock and 18,330 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.

(8)	Includes 23,125 shares of common stock and 13,123 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(9)	Includes 21,259 shares of common stock and 27,331 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(10)	Includes 270,425 shares of common stock and 833 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(11)	Includes 833 shares of common stock and 277 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.
(12)	Includes 833 shares of common stock and 277 shares of common stock underlying stock options that are exercisable within 60 days of April 28, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2010 Plan	129,152	$3.41	—
2021 Plan	466,195	$2.25	479,653
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	595,347	$2.48	479,653

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our charter, our Audit Committee shall review on an on-going basis for potential conflicts of interest, and approve if appropriate, all our “Related Party Transactions”.

Other than the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2023 or any currently proposed transaction in which:

•	we have been or are to be a party to;

•	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On March 4, 2021, the Company entered into a new equipment lease agreement with Systems Trading Inc. (“Systems Trading”), a technology leasing company established by Mr. Schwartz, where he currently serves as Chief Executive Officer and President, effective April 1, 2021. This lease obligation was payable to Systems Trading with monthly installments of $1,566.82 and expired on March 31, 2024. The lease carried an interest rate of 8%.

The Company received funds of $31,352 and $39,172 during the years ended December 31, 2024, and 2023, respectively from Nexxis Capital LLC, a company owned by Charles Piluso and Harold Schwartz. Nexxis Capital LLC was formed to purchase equipment and provide equipment leases to the Company’s customers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate audit-related fees including expenses billed to us for the years ended December 31, 2024, and 2023 by Rosenberg Rich Baker Berman & Company P.A.

	December 31,	December 31,
	2024	2023
Audit Fees (1)	$168,000	$134,500
Tax Fees	—	—

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) See “Index to Consolidated Financial Statements” beginning on page F-1 following the signature page of the Original 10-K as required by Part II, Item 8 of the Annual Report on Form 10-K.

(a)(3)	The exhibits set forth in the accompanying exhibit index on the page preceding the signature page are either filed as part of this report or are incorporated herein by reference:

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed on January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

3.16	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-35384) filed May 6, 2024).

4.1	Share Exchange Agreement, dated October 20, 2008, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed on June 29, 2009).

4.2	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed on October 25, 2010).

4.3	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on April 26, 2012).

4.4	Data Storage Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).

4.5	Representative’s Warrant dated May 18, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.6	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.7	Warrant Agency Agreement, dated May 18, 2021, by and between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed on May 18, 2021).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

4.9	Description of Securities (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K (File No. 001-35384) filed on March 31, 2023).

10.1	Asset Purchase Agreement by and between ABC Services Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.2	Asset Purchase Agreement by and between ABC Services II Inc., and Data Storage Corporation as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed on October 31, 2016).

10.3	Form of Stockholders Agreement by and between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.22 to Form 10Q (File No. 001-35384) filled November 19, 2018).

10.4	Form of Employment Agreement between Data Storage Corporation, Nexxis Inc., and John Camello dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.5	Buyout Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated March 15, 2018 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.6	FMV Lease Agreement between Data Storage Corporation and Systems Trading, Inc. dated September 14, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.7	Buyout Lease Agreement DSC003 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.8	Buyout Lease Agreement DSC004 between Data Storage Corporation and Systems Trading, Inc. dated December 18, 2018 (incorporated by reference to Exhibit 10.9 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.9	Addendum 1 to Lease DSC003 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.10	Addendum 1 to Lease DSC004 between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.11 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.11	Buyout Lease Agreement DSC006 between Data Storage Corporation and Systems Trading, Inc. dated November 12, 2019 (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.12	Agreement and Plan of Merger by and between Data Storage Corporation and Flagship Solutions, LLC dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on February 10, 2021).

10.13	Amendment, dated February 12, 2021, to the Agreement and Plan of Merger by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein) dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed on February 16, 2021).

10.14	Buyout Lease Agreement DSC007 between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.15	Form of Securities Purchase Agreement dated July 19, 2021 between Data Storage Corporation and certain purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed on July 20, 2021).

10.16#	Form of Employment Agreement between Data Storage Corporation and Charles M. Piluso dated March 28, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.17#	Form of Employment Agreement between Data Storage Corporation and Chris H. Panagiotakos dated March 28, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.18	Sublease between Sentinel Benefits Group, LLC and Sentinel Benefits Group, Inc. and Data Storage Corporation, dated as of January 17, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 27, 2024)

10.19#	Employment Agreement Amendment between Data Storage Corporation and Charles M. Piluso (incorporated by reference to Exhibit 10.20 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.20#	Employment Agreement Amendment between Data Storage Corporation and Chris H. Panagiotakos (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.21#	Amendment No. 1 to the Data Storage Corporation 2021 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed June 24, 2024).

10.22	Equity Distribution Agreement, dated July 18, 2024, by and between Data Storage Corporation and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-280881) filed July 18, 2024)

19.1	Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K (File No. 001-35384) filed March 31, 2025)

21.1	List of Subsidiaries of Data Storage Corporation (incorporated by reference to Exhibit 21.1 to Form 10-K (File No. 001-35384) filed March 31, 2025)

23.1	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 001-35384) filed March 31, 2025)

24.1	Power of Attorney – Signature Page

31.3*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K (File No. 001-35384) filed March 31, 2024).

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2025.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
Name: Charles M. Piluso
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: April 30, 2025

By:	/s/ Chris H. Panagiotakos
Name: Chris H. Panagiotakos
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 30, 2025