Form 10-Q
period 2025-03-31
Data Storage Corp
filed 2025-05-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 14, 2025, was 7,139,893.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$705,557	$1,070,097
Accounts receivable (less allowance for credit losses of $17,121 and $31,472 as of March 31, 2025, and December 31, 2024, respectively)	5,413,282	2,225,458
Marketable securities	10,406,912	11,261,006
Prepaid expenses and other current assets	858,490	859,502
Total Current Assets	17,384,241	15,416,063

Property and Equipment:
Property and equipment	9,684,825	9,598,963
Less—Accumulated depreciation	(6,456,000)	(6,159,307)
Net Property and Equipment	3,228,825	3,439,656

Other Assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	550,653	575,380
Other assets	168,120	183,439
Intangible assets, net	1,360,220	1,427,006
Total Other Assets	6,317,664	6,424,496

Total Assets	$26,930,730	$25,280,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,550,524	$3,183,379
Deferred revenue	290,827	212,390
Finance leases payable	—	17,641
Finance leases payable related party	—	33,879
Operating lease liabilities short term	102,246	98,860
Total Current Liabilities	4,943,597	3,546,149

Operating lease liabilities	496,691	523,070
Deferred Tax Liability	39,031	39,031
Total Long-Term Liabilities	535,722	562,101

Total Liabilities	5,479,319	4,108,250

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $.001; 10,000,000 shares authorized; 1,401,786 designated as Series A Preferred Stock, par value $.001; 0 shares issued and outstanding at March 31,2025 and December 31, 2024	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 7,123,227 and 7,045,108 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7,123	7,045
Additional paid in capital	40,644,000	40,417,813
Accumulated deficit	(18,958,511)	(18,982,589)
Accumulated other comprehensive income (loss)	3,579	(23,214)
Total Data Storage Corporation Stockholders’ Equity	21,696,191	21,419,055
Non-controlling interest in consolidated subsidiary	(244,780)	(247,090)
Total Stockholders’ Equity	21,451,411	21,171,965
Total Liabilities and Stockholders’ Equity	$26,930,730	$25,280,215

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Sales	$8,083,756	$8,235,747

Cost of sales	5,223,860	5,269,275

Gross Profit	2,859,896	2,966,472

Selling, general and administrative	2,952,405	2,752,677

Income (loss) from Operations	(92,509)	213,795

Other Income (Expense)
Interest income	120,906	143,369
Interest expense	(2,009)	(11,260)
Total Other Income	118,897	132,109

Income before provision for income taxes	26,388	345,904

Provision for income taxes	—	—

Net Income	26,388	345,904

Gain (loss) in Non-controlling interest in consolidated subsidiary	(2,310)	11,198

Net Income Attributable to Common Stockholders	$24,078	$357,102

Earnings per Share – Basic	$—	$0.05
Earnings per Share – Diluted	$—	$0.05
Weighted Average Number of Shares – Basic	7,077,913	7,090,389
Weighted Average Number of Shares – Diluted	7,405,672	7,259,472

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED Consolidated Statements of Comprehensive INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net Income Attributable to Common Stockholders	$24,078	$357,102
Other comprehensive loss:
Foreign currency translation adjustment	(26,793)	—
Other comprehensive loss	(26,793)	—
Comprehensive income (loss) available to Common Stockholders	$(2,715)	$357,102

See accompanying notes to condensed consolidated financial statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-Controlling Interest	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$—	$(236,948)	$19,754,415
Stock-based compensation	—	—	49,490	49	171,276	—	—	—	171,325
Net Income (Loss)	—	—	—	—	—	357,102	—	(11,198)	345,904
Balance, March 31, 2024	—	$—	6,929,950	$6,930	$39,661,561	$(19,148,701)	$—	$(248,146)	$20,271,644

Balance, January 1, 2025	—	$—	7,045,108	$7,045	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965
Stock-based compensation	—	—	78,119	78	226,187	—	—	—	226,265
Other comprehensive loss	—	—	—	—	—	—	26,793	—	26,793
Net Income	—	—	—	—	—	24,078	—	2,310	26,388
Balance, March 31, 2025	—	$—	7,123,227	$7,123	$40,644,000	$(18,958,511)	$3,579	$(244,780)	$21,451,411

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$26,388	$345,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	363,379	295,198
Stock based compensation	226,265	171,325
Change in expected credit losses	(6,995)	—

Changes in Assets and Liabilities:
Accounts receivable	(3,180,822)	(3,177,694)
Other assets	15,319	—
Prepaid expenses and other current assets	2,936	(153,782)
Right of use asset	24,727	26,821
Accounts payable and accrued expenses	1,373,552	2,226,932
Deferred revenue	78,437	(26,078)
Operating lease liability	(22,993)	(27,250)
Net Cash Used in Operating Activities	(1,099,807)	(318,624)
Cash Flows from Investing Activities:
Capital expenditures	(67,519)	(358,637)
Purchase of marketable securities	(120,906)	(143,369)
Sale of marketable securities	975,000	200,000
Net Cash Provided by (Used in) Investing Activities	786,575	(302,006)
Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(33,879)	(66,280)
Repayments of finance lease obligations	(17,641)	(101,078)
Net Cash Used in Financing Activities	(51,520)	(167,358)

Effect of exchange rates on cash	212	—

Net decrease in Cash	(364,540)	(787,988)

Cash, Beginning of Period	1,070,097	1,428,730

Cash, End of Period	$705,557	$640,742
Supplemental Disclosures:
Cash paid for interest	$489	$8,855
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

 Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription based, long term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in ten technical centers in New York, Massachusetts, Texas, North Carolina, Illinois, Canada, England and Scotland.

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

On August 12, 2024, the Company established UK Cloud Host Technologies Ltd., a corporation organized under the laws of the United Kingdom, to establish a corporate presence in London and manage the Company’s business operations and affairs throughout Europe. On December 27, 2024, the entity’s name was changed to CloudFirst Europe Ltd.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of (i) CloudFirst Technologies Corporation, a Delaware corporation (“CloudFirst”); (ii) Information Technology Acquisition Corporation, a Delaware corporation; (iii) its majority-owned subsidiary, Nexxis Inc., a Nevada corporation; and (iv) CloudFirst Europe Ltd. (“CloudFirst Europe”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024.

 Recently Issued and Newly Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The Company adopted ASU 2023-07 and it did not have a material impact to its Consolidated Financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 and it did not have a material impact to its Consolidated Financial statements.

On November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its Condensed Consolidated Financial Statements and related disclosures.

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

Fair Value Measurement

The Company’s financial instruments include cash, accounts receivable, accounts payable and operating lease commitments. Management believes that the estimated fair values of cash, accounts receivable, and accounts payable as of March 31, 2025, approximate their carrying values due to the short-term nature of these instruments. The carrying values of the Company’s finance lease obligations and capital lease obligations, which may include both short-term and long-term components, approximate their fair values based on comparisons of the applicable interest rates and terms with those currently available to the Company for similar instruments with comparable maturities and credit risk profiles.

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

The Company’s Level 1 assets and liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid, and other current assets. Management believes the estimated fair value of these accounts at March 31, 2025, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

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

The following table sets forth a summary of the changes in equity investments at cost that are measured at fair value on a non-recurring basis:

For the three months ended March 31, 2025

As of January 1, 2025	$11,261,006
Purchase of equity investments	120,906
Sales of equity investments	(975,000)
As of March 31, 2025	$$10,406,912

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash, short-term investments and trade accounts receivable. The Company’s cash is maintained at major U.S. and U.K. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company’s customers are primarily concentrated in the United States.

As of March 31, 2025, DSC had two customers with an accounts receivable balance representing 48% and 13% of total accounts receivable. As of December 31, 2024, the Company had two customers with an accounts receivable balance representing 16% and 15% of total accounts receivable.

For the three months ended March 31, 2025, the Company had one customer that individually accounted for approximately 30% of total revenue. The same customer accounted for approximately 32% of total revenue for the three months ended March 31, 2024.

Accounts Receivable/Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations and are typically due within 30 days. ASC 326 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires the Company to pool assets with similar risk characteristics and consider current economic conditions when estimating losses. During the three months ended March 31, 2025, and 2024, the Company recorded an adjustment of $(6,995) and $54,136, respectively, of expected credit losses. Clients invoiced in advance for services are reflected in deferred revenue on the Company’s balance sheet.

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three months ended March 31,
	2025	2024
Beginning balance	$31,472	$7,915
Provision (benefit)	(6,995)	54,136
Write-offs	7,356	—
Ending Balance	$17,121	$62,051

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

For the Three Months
Ended March 31, 2025
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$3,138,841	$220,237	$3,359,078
Equipment and Software	3,564,919	—	3,564,919
Managed Services	811,906	—	811,906
Nexxis VoIP Services	307,816	—	307,816
Other	40,037	—	40,037
Total Revenue	$7,863,519	$220,237	$8,083,756

For the Three Months
Ended March 31, 2024
	United States	International	Total
Cloud Infrastructure & Disaster Recovery	$2,853,249	$99,646	$2,952,895
Equipment and Software	4,084,647	—	4,084,647
Managed Services	843,407	—	843,407
Nexxis VoIP Services	276,467	—	276,467
Other	67,893	10,438	78,331
Total Revenue	$8,125,663	$110,084	$8,235,747

For the Three Months
Ended March 31,
Timing of revenue recognition	2025	2024
Products transferred at a point in time	$3,604,956	$1,045,977
Products and services transferred over time	4,478,800	7,189,770
Total Revenue	$8,083,756	$8,235,747

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. During the three months ended March 31, 2025, and 2024, the Company recognized $63,529 and $44,310 in sales that was recorded as deferred revenue as of December 31, 2024 and 2023, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $215,242 and $232,240 for advertising costs for the three months ended March 31, 2025, and 2024, respectively.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

Net Income Available to Common Shareholders	$24,078	$357,102

Weighted average number of common shares - basic	7,077,913	7,090,389
Dilutive securities
Options	160,669	169,083
Restricted stock units	167,090	—
Weighted average number of common shares - diluted	7,405,672	7,259,472

Earnings per share, basic	$—	$0.05
Earnings per share, diluted	$—	$0.05

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options	541,724	560,071
Warrants	2,495,860	2,415,860
	3,037,584	2,975,931

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2025	2024
Prepaid marketing & promotion	$43,021	$47,045
Prepaid subscriptions and licenses	452,709	483,170
Prepaid maintenance	169,373	191,552
Prepaid insurance	88,868	67,373
Other	104,519	70,362
Total prepaids and other current assets	$858,490	$859,502

Note 4- Property and Equipment

Property and equipment, consist of the following:

	March 31,	December 31,
	2025	2024
Storage equipment	$60,288	$60,288
Furniture and fixtures	30,305	30,305
Computer hardware and software	144,636	140,288
Data center equipment	9,449,596	9,368,082
Gross Property and equipment	9,684,825	9,598,963
Less: Accumulated depreciation	(6,456,000)	(6,159,307)
Net property and equipment	$3,228,825	$3,439,656

Depreciation expense for the three months ended March 31, 2025, and 2024 was $296,593 and $226,051, respectively, of which $4,034 and $2,981, respectively, was allocated to general and administrative expenses and $263,324 and $223,070 respectively, was allocated to cost of goods sold.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Estimated life in years	Gross amount	March 31, 2025, Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
			—
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization
Customer lists	7	2,614,099	1,701,361	845,952
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and digital assets	3	33,002	33,002	—
Total intangible assets subject to amortization		3,889,248	2,976,510	845,952
Total Goodwill and Intangible Assets		$8,642,187	$2,976,510	$5,598,891

Scheduled amortization over the next four years are as follows:

Twelve months ending March 31,
2026	$267,143
2027	267,143
2028	267,143
2029	44,523
Total	$845,952

Amortization expense for the three months ended March 31, 2025, and 2024 was $66,786 and $69,731, respectively.

Note 6-Leases

Operating Leases

The Company currently maintains four leases for office spaces located in Melville, NY, Austin, TX, Miami FL and London UK.

On January 1, 2022, the Company entered into a lease agreement for office space with WeWork in Austin, TX. On September 3, 2024, the Company amended this agreement and is on an eight-month lease agreement with payments of $1,056 per month.

On January 17, 2024, the Company entered into a lease agreement for office space in Melville, NY. The lease commenced on April 1, 2024, and has a term of sixty-seven months. The lease requires monthly payments of $11,931 and expires on October 30, 2029.

In November 2024, the Company entered into an Office Service Agreement with Regus Management Group, LLC for office space located in, Miami, Florida. The lease commenced on December 1, 2024, and has a defined term ending on November 30, 2025. The lease requires monthly payments of $1,000. The space is utilized primarily as a satellite office to support regional operations.

On November 15, 2024, the Company entered into a Service Agreement with IW Group Services (UK) Limited for office space located in London, United Kingdom. The lease commenced on January 1, 2025, and is set to expire on December 31, 2025. The agreement provides workspace and includes monthly lease payments of approximately $1,041.

The Company determines whether an arrangement contains a lease at the inception of the contract. Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of estimated lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise those options. The Company has elected the practical expedient to exclude leases with terms of 12 months or less from the balance sheet. Lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Variable lease payments that depend on an index or rate are initially measured using the index or rate in effect at the lease commencement date. Other variable payments are recognized in the period in which the obligation is incurred. A discount rate of 9% was used in the preparation of ROU assets and lease liabilities.

The components of lease expense were as follows:

Three Months Ended March 31, 2025
Finance leases:
Amortization of assets, included in depreciation and amortization expense	$121,923
Interest on lease liabilities, included in interest expense	489
Operating lease:
Amortization of assets, included in total operating expense	37,528
Interest on lease liabilities, included in total operating expense	—
Total net lease cost	$159,940
Supplemental balance sheet information related to leases was as follows:

Operating Leases:

Operating lease right-of-use asset	$550,653

Current operating lease liabilities	$102,246
Noncurrent operating lease liabilities	496,691
Total operating lease liabilities	$598,937

Supplemental cash flow and other information related to leases were as follows:

Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$22,993
Financing cash flows related to finance leases	$51,520

Weighted average remaining lease term (in years):
Operating leases	4.6

Weighted average discount rate:
Operating leases	9%

Long-term obligations under the operating and finance leases at March 31, 2025, mature as follows:

For the Twelve Months Ended March 31,	Operating Leases
2026	$148,184
2027	153,370
2028	158,738
2029	164,294
2030	99,192
Total lease payments	732,778
Less: Amounts representing interest	(124,841)
Total lease obligations	598,937
Less: long-term obligations	(496,691)
Total current	$102,246

As of March 31, 2025, the Company had no additional significant operating or finance leases that had not yet commenced. Rent expense under all operating leases for the three months ended March 31, 2025 and 2024 was $52,958 and $73,303, respectively.

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition the Company acquired a licensing agreement for marketing related materials with a National Football League team. The Company has approximately $756,002 in payments over the next 3 years.

Note 8 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”), pursuant to which it may offer and sell, from time to time, shares of its common stock. Sales of shares of common stock under the Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”). The ATM Prospectus relates to the offering of up to $10,600,000 of shares of the Company’s common stock. The issuance and sale, if any, of common stock under the Agreement is subject to the Company maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024. To date, the Company has not made any sales under the Agreement.

Common Stock Options

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2025	678,302	$2.79	6.42
Options Granted	35,767	4.61	4.86
Exercised	—	—	—
Expired/Cancelled	11,676	11,676	—
Options Outstanding at March 31, 2025	702,393	$2.88	6.08

Options Exercisable at March 31, 2025	398,561	$2.79	5.59

Share-based compensation expense recognized for stock options granted totaled $113,883 and $104,163 for the three months ended March 31, 2025, and 2024, respectively. For the period presented, share-based compensation expense was recorded entirely within selling, general and administrative expenses (SG&A) in the condensed consolidated statement of income.

The intrinsic value of outstanding stock options as of March 31, 2025, and 2024 was $798,073 and $653,725, respectively.

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

As of March 31, 2025, there was $633,250 of total unrecognized compensation expense related to unvested employee stock options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.37 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2025, and 2024, are set forth in the table below.

	2025	2024
Weighted average fair value of stock options granted	$4.61	$3.32
Risk-free interest rate	4.35%-4.47%	3.94% - 4.21%
Volatility	77%-122%	126% - 159%
Expected life (years)	3.5-6.0 years	3.5 – 6.0 years
Dividend yield	—%	—%

Share-Based Awards, restricted stock units (“RSUs”)

A summary of the activity related to RSUs for the three months ended March 31, 2025, is presented below:

Restricted Stock Units (RSUs)	Shares	Fair Value
Outstanding non-vested at January 1, 2025	214,375	$2.79
Granted	31,090	4.43
Vested	(78,119)	2.84
Forfeited	(256)	—
Outstanding non-vested at March 31, 2025	167,090	$3.06.

Stock-based compensation for RSUs has been recorded in the condensed consolidated statements of operations and totaled $112,381 and $67,162 for the three months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, there was $358,846 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.2 years.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event. No Preferred shares are issued as of March 31, 2025.

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

Voting

Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes, upon any meeting of the stockholders of the Corporation (or action taken by written consent in lieu of any such meeting) equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock could be converted.

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. There are no shares of Series A Preferred Stock outstanding as of March 31, 2025.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds from Nexxis Capital of $3,257 and $0 during the three months ended March 31, 2025, and 2024, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione is a partner of Eisner & Maglione CPA’s LLC. The Company paid his firm $6,508 and $6,850 for accounting and due diligence services during the three months ended March 31, 2025, and 2024, respectively.

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

Operations of:	Products and services provided:

CloudFirst Technologies Corporation	CloudFirst provides services from CloudFirst’s technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platforms. Services provided to clients are provided on a subscription basis on long term contracts.

CloudFirst Europe Ltd.	CloudFirst Europe Ltd. provides services from CloudFirst’s technological assets deployed in three Tier 3 data centers throughout the United Kingdom. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst UK platforms. Services provided to clients are provided on a subscription basis on long term contracts.

Nexxis Inc.	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice over internet services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

As of March 31, 2025

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Accounts receivable	$5,297,149	$1,914	42,808	$71,411	$5,413,282
Prepaid expenses and other current assets	627,189	40,628	38,856	151,817	858,490
Net Property and Equipment	2,655,790	566,335	1,847	4,853	3,228,825
Intangible assets, net	1,360,220	—	—	—	1,360,220
Goodwill	4,238,671	—	—	—	4,238,671
Operating lease right-of-use assets	550,653	—	—	—	550,653
All other assets	—	—	—	11,280,589	11,280,589
Total Assets	$14,729,672	$608,877	$83,511	$11,508,670	$26,930,730

Accounts payable and accrued expenses	$4,081,570	95,976	73,161	299,817	4,550,524
Deferred revenue	290,827	—	—	—	290,827
Deferred tax liability	—	—	—	39,031	39,031
Total Finance leases payable	—	—	—	—	—
Total Finance leases payable related party	—	—	—	—	—
Total Operating lease liabilities	598,937	—	—	—	598,937
Total Liabilities	$4,971,334	$95,976	$73,161	$338,848	$5,479,319

As of December 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Accounts receivable	$2,166,440	$—	59,018	$—	$2,225,458
Prepaid expenses and other current assets	678,123	62,842	25,056	93,481	859,502
Net Property and Equipment	2,858,664	574,919	2,056	4,017	3,439,656
Intangible assets, net	1,427,006	—	—	—	1,427,006
Goodwill	4,238,671	—	—	—	4,238,671
Operating lease right-of-use assets	575,380	—	—	—	575,380
All other assets	—	—	—	12,514,542	12,514,542
Total Assets	$11,944,284	$637,761	$86,130	$12,612,040	$25,280,215

Accounts payable and accrued expenses	$2,514,439	$80,348	$78,654	$509,938	$3,183,379
Deferred revenue	212,390	—	—	—	212,390
Deferred tax liability	—	—	—	39,031	39,031
Total Finance leases payable	17,641	—	—	—	17,641
Total Finance leases payable related party	33,879	—	—	—	33,879
Total Operating lease liabilities	621,930	—	—	—	621,930
Total Liabilities	$3,400,279	$80,348	$78,654	$548,969	$4,108,250

For the three months ended March 31, 2025

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Revenue	$7,771,012	$—	$312,744	$—	$8,083,756
Cost of sales	4,966,737	85,156	171,967	—	5,223,860
Gross Profit	2,804,275	(85,156)	140,777	—	2,859,896

Selling, general and administrative	1,391,061	341,580	147,810	708,575	2,589,026
Depreciation and amortization	333,614	29,235	210	320	363,379
Total operating expenses	1,724,675	370,815	148,020	708,895	2,952,405

Income (Loss) from Operations	1,079,600	(455,971)	(7,243)	(708,895)	(92,509)

Interest income	—	—	—	120,906	120,906
Interest expense	(2,009)	—	—	—	(2,009)
Loss on disposal of equipment	—	—	—	—	—
Total Other Income (Expense)	(2,009)	—	—	120,906	118,897

Income (Loss) before provision for income taxes	$1,077,591	$(455,971)	$(7,243)	$(587,989)	$26,388

For the three months ended March 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Revenue	$7,954,958	$—	$280,789	$—	$8,235,747
Cost of sales	5,102,635	—	166,640	—	5,269,275
Gross Profit	2,852,323	—	114,149	—	2,966,472

Selling, general and administrative	1,631,897	—	176,879	648,703	2,457,479
Depreciation and amortization	294,794	—	211	193	295,198
Total operating expenses	1,926,691	—	177,090	648,896	2,752,677

Income (Loss) from Operations	925,632	—	(62,941)	(648,896)	213,795

Interest income	—	—	—	143,369	143,369
Interest expense	(11,260)	—	—	—	(11,260)
Total Other Income (Expense)	(11,260)	—	—	143,369	132,109

Income (Loss) before provision for income taxes	$914,372	$—	$(62,941)	$(505,527)	$345,904

Note 12 - Subsequent Events

The Company has evaluated events that occurred through the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 31, 2025 (the “2024 Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

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

COMPANY OVERVIEW SUMMARY

Data Storage Corporation (“DSC”, the “Company”, “we”, “us” or ‘our”) is a leading provider of enterprise cloud and business continuity solutions, specializing in fully managed cloud hosting, disaster recovery, cybersecurity, and IT automation services. DSC leverages its expertise through its three subsidiaries: CloudFirst Technologies Corporation (“CloudFirst”), CloudFirst Europe Ltd. (“CloudFirst Europe”) and Nexxis Inc. (“Nexxis”). Through its CloudFirst platform – built on IBM Power Systems infrastructure – DSC delivers high-performance cloud solutions tailored for IBM i and AIX workloads This niche focus on IBM Power environments distinguishes CloudFirst in the market: none of the major public cloud providers (AWS, Microsoft Azure, or Google Cloud) natively support IBM i/AIX workload, giving DSC a distinct competitive edge in serving clients with these mission-critical systems. The Company leverages long-term subscription contracts for its cloud and disaster-recovery services, yielding a highly recurring revenue base and strong customer retention (historically over 90% annual subscription renewal rates) DSC’s client base exceeds 425 organizations across diverse sectors – including government, healthcare, education, manufacturing, and Fortune 500 enterprises – reflecting broad market demand for its multi-cloud hosting and business continuity solutions. In recent years, DSC has undertaken strategic expansions (organically and via acquisitions) to reinforce its position as an emerging growth leader in the multi-billion-dollar cloud hosting and business continuity market. Notably, the integration of Flagship Solutions, LLC (“Flagship”) (our wholly-owned subsidiary that was originally in acquired 2021) into CloudFirst was completed in January 2024, unlocking operational synergies and enabling cross-selling of the full CloudFirst suite to Flagship’s established customer base. This integration, combined with enhanced distribution and marketing capabilities post-2021 Nasdaq uplisting, has bolstered DSC’s growth trajectory and technical expertise.

Data Storage Corporation through its subsidiary CloudFirst expanded into the UK and European markets in October 2024 as part of its international growth strategy. This investment included consulting, accounting, and legal expenses to establish operations, as well as the strategic hiring of a regional director and sales personnel. Additionally, the Company initiated partner recruitment and invested in partner enablement through targeted training and sales support programs, laying the foundation for sustainable growth and expanded market presence in the region.

RESULTS OF OPERATIONS

Three months ended March 31, 2025, as compared to March 31, 2024

Sales

Sales for the three months ended March 31, 2025, decreased by approximately 2% to $8,083,756 as compared to sales for the three months ended March 31, 2024, of $8,235,747. The Company derives its sales from four types of services that it provides: cloud infrastructure & disaster recovery/cloud services which is the largest source of its sales, followed by managed services, equipment and software sales, and Nexxis, VoIP and internet access services. The cloud infrastructure & disaster recovery/cloud services are subscription-based. The Company also provides equipment and software and actively participates in collaboration with IBM to provide innovative business solutions to clients. The professional services are providing the client cloud infrastructure and or Disaster Recovery implementation services as well as time and materials billing. Substantially all of the Company’s sales were to customers in the United States, with 3% of its sales to international customers. During the three months ended March 31, 2025, the Company derived approximately 44% of revenue from equipment and software sales, 42% of revenue from infrastructure & disaster recovery/cloud services, 10% of revenue from managed services, 4% of revenue from Nexxis VoIP services. During the three months ended March 31, 2024, the Company derived approximately 50% of our revenue from equipment and software sales, 36% of its revenue from infrastructure & disaster recovery/cloud services, 10% of revenue from Managed Services, and 3% of revenue from Nexxis VoIP services.

The following chart details the changes in the Company’s sales for the three months ended March 31, 2025, and 2024, respectively.

	For the Three Months
	Ended March 31,
	2025	2024	$ Change	% Change
Cloud Infrastructure & Disaster Recovery	$3,359,078	$2,952,895	$406,183	14%
Equipment and Software	3,564,919	4,084,647	(519,728)	(13)%
Managed Services	811,906	843,407	(31,501)	(4)%
Nexxis VoIP Services	307,816	276,467	31,349	11%
Other	40,037	78,331	(38,294)	(49)%
Total Revenue	$8,083,756	$8,235,747	$(151,991)	(2)%

Expenses

Cost of sales. For the three months ended March 31, 2025, cost of sales was $5,223,860, a decrease of $45,415, or 1%, compared to $5,269,275 for the three months ended March 31, 2024. The decrease of $45,415 was mostly related to the decrease in one-time equipment and software sales.

Selling, general and administrative expenses. For the three months ended March 31, 2025, selling, general and administrative expenses were $2,952,405, an increase of $199,728, or 2%, as compared to $2,752,677 for the three months ended March 31, 2024. The increase is reflected in the chart below and was primarily related to an increase in professional fees, stock based compensation, software and salaries and director fees, offset by a decrease in rent and occupancy expenses, all other expenses and commissions.

Selling, general and administrative expenses	For the Three Months
	Ended March 31,
	2025	2024	$ Change	% Change
Salaries and Director Fees	$1,447,933	$1,185,063	$262,870	22%
Stock Based Compensation	226,264	171,325	54,939	32%
Professional Fees	398,331	256,583	141,748	55%
Software as a Service Expense	77,163	60,896	16,267	27%
Advertising Expenses	215,242	232,240	(16,998)	(7)%
Commissions Expense	325,931	414,583	(88,652)	(21)%
Amortization and Depreciation Expense	70,819	72,128	(1,309)	(2)%
Travel and Entertainment Expense	76,451	73,569	2,882	4%
Rent and Occupancy Expense	34,194	59,688	(25,494)	(43)%
Insurance Expense	32,676	31,796	880	3%
All Other Expenses	47,401	194,806	(147,405)	(76)%
Total Expenses	$2,952,405	$2,752,677	$199,728	7%

Salaries and Director Fees. Salaries and director fees increased as a result of an increase in headcount which resulted from the Company’s international expansion efforts, an increase in the number of Board Members and an increase due to annual employee performance reviews.

Stock Based Compensation. Stock Based Compensation increased primarily due to an increase in the number of RSUs granted and higher fair value per share for both RSUs and stock options.

Professional Fees. Professional fees increased primarily due to business development consulting fees which resulted from the Company’s international expansion efforts, an increase in recruiting fees, and an increase in investor relation fees.

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

Rent and Occupancy Expense. Rent and occupancy expense decreased due to the non-renewal of office space in Boca Raton, FL.

All Other Expenses. All other expenses decreased as a result of a sales tax audit matter in 2024 which was settled and paid in early 2025.

Income before provision for income taxes. Income before provision for income taxes for the three months ended March 31, 2025, and 2024 was $26,388, and $345,904 respectively, primarily attributable to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

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

On July 18, 2024, the Company entered into the Agreement with Maxim, discussed in Note 8 to the financial statements above, pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock. There can be no guarantee that the Company will be able to raise capital from sales under the Agreement. To date, the Company has not made any sales under the Agreement.

The Company’s working capital was $12,440,644 on March 31, 2025, increasing by $570,730 from $11,869,914 at December 31, 2024. The increase is primarily attributable to an increase in accounts receivable which was offset, in part, by an increase in accounts payable and a decrease in cash and marketable securities.

Cash Flows for the three months ended March 31, 2025, as compared to March 31, 2024

The following table summarizes the Company’s cash flows:

	Three months Ended March 31,
	2025	2024
Cash used in operating activities	$(1,099,807)	$(318,624)
Cash provided by (used in) investing activities	786,575	(302,006)
Cash used in financing activities	(51,520)	(167,358)
Effect of exchange rate changes on cash	212	—
Decrease in cash	(364,540)	(787,988)
Cash, beginning of period	1,070,097	1,428,730
Cash, end of period	$705,557	$640,742

Operating activities

For the three months ended March 31, 2025, cash used in operating activities was $1,099,807, compared to $318, 624 for the three months ended March 31, 2024. The increase is primarily due to a decrease in net income and changes in accounts payable and accrued expenses. This was offset by an increase to non-cash expenses.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities totaled $786,575, compared to net cash used in investing activities of $302,006 during the three months ended March 31, 2024. The increase of $1,088,581 was primarily due to a net increase in sales of marketable securities offset by a decrease in capital expenditures.

Financing activities

During the three months ended March 31, 2025, net cash used in financing activities totaled $51,520, compared to $167,358 during the three months ended March 31, 2024. The decrease in cash used in financing activities of $115,838 was primarily due to lower finance lease obligation payments.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our condensed consolidated financial statements. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2024 Annual Report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement the Company’s condensed consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding the Company’s financial results, the Company considers and is including herein Adjusted EBITDA, a Non-GAAP financial measure. The Company views Adjusted EBITDA as an operating performance measure and, as such, the Company believes that the GAAP financial measure most directly comparable to it is net income (loss). The Company defines Adjusted EBITDA as net income adjusted for interest, depreciation, amortization, and stock-based compensation. The Company believes that Adjusted EBITDA provides an important measure of operating performance because it allows management, investors, debt holders and others to evaluate and compare ongoing operating results from period to period by removing the impact of the Company’s asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with its reliance on issuing equity-linked debt securities to fund its working capital.

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

The following table shows the Company’s reconciliation of net income (loss) to adjusted EBITDA for the months ended March 31, 2025, and 2024:

For the three months ended March 31, 2025

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Net income (loss)	$1,077,591	$(455,971)	$(7,243)	$(587,989)	$26,388

Non-GAAP adjustments:
Depreciation and amortization	333,615	29,235	209	320	363,379

Interest income	—	—	—	(120,906)	(120,906)
Interest expense	2,009	—	—	—	2,009
Provision for income tax	—	—	—	—	—
Stock-based compensation	89,665	—	6,429	130,171	226,265

Adjusted EBITDA	$1,502,880	$(426,736)	$(605)	$(578,404)	$497,135

For the three months ended March 31, 2024

	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Net income	$914,372	$—	$(62,941)	$(505,527)	$345,904

Non-GAAP adjustments:
Depreciation and amortization	294,793	—	211	194	295,198
Interest income	—	—	—	(143,369)	(143,369)
Interest expense	11,260	—	—	—	11,260
Stock-based compensation	52,969	—	6,671	111,685	171,235

Adjusted EBITDA	$1,273,394	$—	$(56,059)	$(537,017)	$680,318

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2025.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and the risk factors set forth in our 2024 Annual Report, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2024 Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2024 Annual Report.

The Company has not generated a significant amount of net income and it may not be able to sustain profitability in the future.

As reflected in the condensed consolidated financial statements, the Company had net income attributable to common shareholders of $24,078 for the three months ended March 31, 2025, and $357,102 for the year ended December 31, 2024. As of March 31, 2025, the Company had cash of $705,557, marketable securities of $10,406,912, and working capital of $12,440,644. There can be no assurance that the Company will continue to generate income in the future.

The Company may incur costs in connection with strategic transactions that do not ultimately close.

The Company may pursue capital structure simplification, including warrant repurchases, in anticipation of strategic transactions. If such transactions do not proceed to definitive agreement or closing, these efforts may still result in non-recurring legal, advisory, and administrative costs, which could impact near-term financial results.

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

The Company is obligated to issue additional shares of its common stock in connection with any exercise or conversion, as applicable, of its outstanding options, warrants, and shares of its convertible preferred stock. As of March 31, 2025, there were options, RSUs and warrants outstanding convertible into an aggregate of 3,365,343 shares of common stock. The exercise of warrants or options will cause the Company to issue additional shares of its common stock and will dilute the percentage ownership of its shareholders. In addition, the Company has in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2025, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2025.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 15, 2025
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)