Form 10-Q
period 2025-06-30
Data Storage Corp
filed 2025-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2025, was 7,262,436.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$611,323	$1,070,097
Accounts receivable, net of allowance for expected credit losses of $16,305 and $31,472, as of June 30, 2025 and December 31, 2024, respectively	1,727,111	2,225,458
Marketable securities	10,510,179	11,261,006
Prepaid expenses and other current assets	1,913,094	859,502
Total current assets	14,761,707	15,416,063

Property and Equipment:
Property and equipment	10,078,502	9,598,963
Less: Accumulated depreciation	(6,740,363)	(6,159,307)
Property and equipment, net	3,338,139	3,439,656

Other assets:
Goodwill	4,238,671	4,238,671
Operating lease right-of-use assets	525,416	575,380
Other assets	263,778	183,439
Intangible assets, net	1,293,435	1,427,006
Total long-term assets	6,321,300	6,424,496

Total assets	$24,421,146	$25,280,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,349,999	$3,183,379
Deferred revenue	227,204	212,390
Finance leases payable	—	17,641
Finance leases payable related party	—	33,879
Operating lease liabilities short term	105,750	98,860
Total current liabilities	2,682,953	3,546,149

Operating lease liabilities	468,432	523,070
Deferred tax liability	39,031	39,031
Total long-term liabilities	507,463	562,101

Total liabilities	3,190,416	4,108,250

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,230,619 and 7,045,108 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	7,231	7,045
Additional paid in capital	41,094,738	40,417,813
Accumulated deficit	(19,691,560)	(18,982,589)
Accumulated other comprehensive income (loss)	64,015	(23,214)
Total Data Storage Corp stockholders’ equity	21,474,424	21,419,055
Non-controlling interest in consolidated subsidiary	(243,694)	(247,090)
Total stockholders’ equity	21,230,730	21,171,965
Total liabilities and stockholders’ equity	$24,421,146	$25,280,215

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$5,146,922	$4,910,492	$13,230,678	$13,146,239
Cost of sales	2,610,168	2,502,599	7,834,028	7,771,874
Gross profit	2,536,754	2,407,893	5,396,650	5,374,365

Selling, general and administrative	3,332,421	2,796,679	6,284,826	5,549,356
Loss from operations	(795,667)	(388,786)	(888,176)	(174,991)

Other income (expense):
Interest income	103,267	152,441	224,173	295,810
Interest expense	(16,236)	(10,260)	(18,245)	(21,520)
Other expense	(23,327)	—	(23,327)	—
Total other income	63,704	142,181	182,601	274,290

Income (loss) before provision for income taxes	(731,963)	(246,605)	(705,575)	99,299

Income taxes	—	—	—	—

Net income (loss)	(731,963)	(246,605)	(705,575)	99,299

(Income) loss in non-controlling interest of consolidated subsidiary	(1,086)	2,365	(3,396)	13,563

Net income (loss) attributable to common stockholders	$(733,049)	$(244,240)	$(708,971)	$112,862

Earnings (loss) per share attributable to common stockholders – basic	$(0.10)	$(0.04)	$(0.10)	$0.02
Earnings (loss) per share attributable to common stockholders – diluted	$(0.10)	$(0.04)	$(0.10)	$0.02
Weighted average number of shares - basic	7,155,464	6,973,068	7,119,102	6,902,138
Weighted average number of shares - diluted	7,155,464	6,973,068	7,119,102	7,499,839

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance April 1, 2024	—	$—	6,929,950	$6,930	$39,661,561	$(19,148,701)	$(248,146)	$20,271,644
Stock options exercised	—	—	36,546	36	71,057	—	—	71,093
Stock-based compensation	—	—	29,326	29	207,818	—	—	207,847
Net loss	—	—	—	—	—	(244,240)	(2,365)	(246,605)
Balance June 30, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity

Balance April 1, 2025	—	$—	7,123,227	$7,123	$40,644,000	$(18,958,511)	$3,579	$(244,780)	$21,451,411
Stock options exercised	—	—	17,821	18	38,249	—	—	—	38,267
Stock-based compensation	—	—	89,571	90	412,489	—	—	—	412,579
Gain on foreign currency translation adjustment	—	—	—	—	—	—	60,436	—	60,436
Net income (loss)	—	—	—	—	—	(733,049)	—	1,086	(731,963)
Balance June 30, 2025	—	$—	7,230,619	$7,231	$41,094,738	$(19,691,560)	$64,015	$(243,694)	$21,230,730

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415
Stock options exercised	—	—	36,546	36	71,057	—	—	71,093
Stock-based compensation	—	—	78,816	78	379,094	—	—	379,172
Net income (loss)	—	—	—	—	—	112,862	(13,563)	99,299
Balance June 30, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
Balance January 1, 2025	—	$—	7,045,108	$7,045	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965
Stock options exercised	—	—	17,821	18	38,249	—	—	—	38,267
Stock-based compensation	—	—	167,690	168	638,676	—	—	—	638,844
Gain on foreign currency translation adjustment	—	—	—	—	—	—	87,229	—	87,229
Net income (loss)	—	—	—	—	—	(708,971)	—	3,396	(705,575)
Balance June 30, 2025	—	$—	7,230,619	$7,231	$41,094,738	$(19,691,560)	$64,015	$(243,694)	$21,230,730

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(705,575)	$99,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	713,899	634,509
Stock-based compensation	638,844	379,172
Change in expected credit losses	66,055	21,816
Changes in Assets and Liabilities:
Accounts receivable	432,292	(666,603)
Prepaid expenses and other current assets	(1,133,931)	(308,211)
Right of use asset	49,964	78,206
Accounts payable and accrued expenses	(756,101)	315,636
Deferred revenue	14,814	(127,257)
Operating lease liability	(47,748)	(71,776)
Net cash (used in) provided by operating activities	(727,487)	354,791

Cash Flows from Investing Activities:
Capital expenditures	(478,811)	(902,571)
Purchase of marketable securities	(224,173)	(295,810)
Sale of marketable securities	975,000	400,000
Net cash provided by (used in) investing activities	272,016	(798,381)

Cash Flows from Financing Activities:
Repayments of finance lease obligations related party	(33,879)	(142,774)
Repayments of finance lease obligations	(17,641)	(133,473)
Proceeds from stock option exercises	38,267	71,093
Net cash used in financing activities	(13,253)	(205,154)

Effect of exchange rate changes on cash	9,950	—

Decrease in cash and cash equivalents	(458,774)	(648,744)

Cash and cash equivalents, beginning of period	1,070,097	1,428,730

Cash and cash equivalents, end of period	$611,323	$779,986

Supplemental cash flow disclosures:
Cash paid for interest	$17,239	$14,303
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Assets acquired by operating lease	$—	$647,958

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 1 – Basis of Presentation, Organization and Other Matters

Data Storage Corporation (“DSC” or the “Company”) provides subscription-based, long-term agreements for disaster recovery solutions, cloud infrastructure, Cyber Security and Voice and Data solutions.

Headquartered in Melville, NY, DSC offers solutions and services to businesses within the healthcare, banking and finance, distribution services, manufacturing, construction, education, and government industries. DSC derives its revenues from subscription services and solutions, managed services, software and maintenance, equipment and onboarding provisioning. DSC maintains infrastructure and storage equipment in ten technical centers in New York, Massachusetts, Texas, North Carolina, Illinois, Canada, England, and Scotland.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recently Issued and Newly Adopted Accounting Standards

In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. Subsequently, in January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU provides guidance for determining the accounting acquirer in a business combination involving a variable interest entity. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements but does not expect it to have a material impact upon adoption.

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

Fair Value Measurement

The Company’s financial instruments include cash, accounts receivable, accounts payable and operating lease commitments. Management believes that the estimated fair values of cash, accounts receivable, and accounts payable as of June 30, 2025, approximate their carrying values due to the short-term nature of these instruments. The carrying values of the Company’s finance lease obligations and capital lease obligations, which may include both short-term and long-term components, approximate their fair values based on comparisons of the applicable interest rates and terms with those currently available to the Company for similar instruments with comparable maturities and credit risk profiles.

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

The Company’s Level 1 assets and liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid expenses, and other current assets. Management believes the estimated fair value of these accounts at June 30, 2025, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets and liabilities include the Company’s finance and operating lease assets and liabilities. The carrying amounts of these leases approximate their fair values, based on a comparison of the lease terms and the Company’s incremental borrowing rates with those of similar leases available in the market.

Level 3 fair value measurements are derived from valuation techniques that include significant inputs that are not based on observable market data. When required, the Company uses discounted and undiscounted cash flow models to determine the fair value of certain assets and liabilities. These models rely on unobservable inputs, which reflect management's own assumptions about the factors that market participants would use in pricing the asset or liability, and are significant to the overall fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property and equipment, goodwill, and other intangible assets.

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

The following table sets forth a summary of the changes in equity investments during the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$11,261,006	$11,318,196
Purchase of equity investments	224,173	295,810
Sales of equity investments	(975,000)	(400,000)
Balance, end of period	$10,510,179	$11,214,006

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

As of June 30, 2025, the Company had one customer with an accounts receivable balance representing 14% of total accounts receivable. As of December 31, 2024, the Company had two customers with an accounts receivable balance representing 16% and 15% of total accounts receivable.

For the three months ended June 30, 2025, one customer accounted for approximately 13% of total consolidated revenue. For the three months ended June 30, 2024, one customer accounted for approximately 14% of total consolidated revenue.

For the six months ended June 30, 2025, one customer accounted for approximately 20% of total consolidated revenue. For the six months ended June 30, 2024, two customers accounted for approximately 22% and 11% of total consolidated revenue, respectively.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$31,472	$7,915
Provision	66,055	21,816
Write-offs	(81,222)	(7,135)
Ending balance	$16,305	$22,596

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

These services are performed at the inception of a contract. The Company provides professional assistance to its clients during the implementation processes. Onboarding and set-up services ensure that the solution or software is installed properly and function as designed to provide clients with the best solutions. In addition, clients that are managed service clients have a requirement for DSC to offer time and material billing supplementing the client’s staff.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line, geography, and timing of revenue recognition.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	United States	International	Total	United States	International	Total
Cloud infrastructure & disaster recovery	$3,156,550	$202,391	$3,358,941	$3,037,184	$128,532	$3,165,716
Equipment and software	687,321	—	687,321	782,303	—	782,303
Managed services	725,560	13,300	738,860	642,518	—	642,518
Nexxis VoIP services	323,620	—	323,620	275,830	—	275,830
Other sales	38,180	—	38,180	44,125	—	44,125
Total Sales	$4,931,231	$215,691	$5,146,922	$4,781,960	$128,532	$4,910,492

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	United States	International	Total	United States	International	Total
Cloud infrastructure & disaster recovery	$6,295,391	$422,628	$6,718,019	$5,890,433	$228,178	$6,118,611
Equipment and software	4,252,240	—	4,252,240	4,866,950	—	4,866,950
Managed services	1,537,466	13,300	1,550,766	1,485,925	—	1,485,925
Nexxis VoIP services	631,436	—	631,436	552,297	—	552,297
Other sales	78,217	—	78,217	112,018	10,438	122,456
Total Sales	$12,794,750	$435,928	$13,230,678	$12,907,623	$238,616	$13,146,239

The following table presents timing of revenue recognition by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Products transferred at a point in time	$660,104	$3,943,429	$4,265,060	$4,989,406
Products and services transferred over time	4,486,818	967,063	8,965,618	8,156,833
Total Sales	$5,146,922	$4,910,492	$13,230,678	$13,146,239

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing.

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. During the three months ended June 30, 2025, and 2024, the Company recognized $38,510 and $107,688 in sales that were recorded as deferred revenue as of December 31, 2024, and 2023, respectively. During the six months ended June 30, 2025, and 2024, the Company recognized $102,038 and $151,998 in sales that was recorded as deferred revenue as of December 31, 2024, and 2023, respectively.

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

License - Granting SSL Certificates and Other Licenses

Performance obligations as they relate to licensing is when the control of the product transfers, either at a point in time or over time, depending on the nature of the license. The revenue standard identifies two types of licenses of intellectual property: (i) a right to access intellectual property; and (ii) a right to use intellectual property. To assist in determining whether a license provides a right to use or a right to access intellectual property, ASC 606 defines two categories of intellectual property: Functional and Symbolic. The Company’s license arrangements typically do not require the Company to make its proprietary content available to the client either through a download or through a direct connection. Throughout the life of the contract the Company does not continue to provide updates or upgrades to the license granted. Based on the guidance, the Company considers its license offerings to be akin to functional intellectual property and recognizes revenue at the point in time the license is granted and/or renewed for a new period.

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

Significant Judgment

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

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $308,900 and $249,147 for advertising costs for the three months ended June 30, 2025, and 2024, respectively. The Company incurred $524,142 and $481,387 for advertising costs for the six months ended June 30, 2025, and 2024, respectively.

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

The valuation methodology used to determine the fair value of options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. Forfeitures are recognized as they occur.

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income (Loss) Available to Common Shareholders	$(733,049)	$(244,240)	$(708,971)	$112,862

Weighted average number of common shares - basic	7,155,464	6,973,068	7,119,102	6,902,138
Dilutive securities:
Options	—	—	—	363,326
Warrants	—	—	—	—
Restricted stock units	—	—	—	234,375
Weighted average number of common shares - diluted	7,155,464	6,973,068	7,119,102	7,499,839

Earnings (Loss) per share, basic	$(0.10)	$(0.04)	$(0.10)	$0.02
Earnings (Loss) per share, diluted	$(0.10)	$(0.04)	$(0.10)	$0.02

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	662,789	701,346	635,222	338,020
Warrants	2,495,860	2,495,860	2,495,860	2,495,860
Restricted stock units	95,773	234,375	80,771	—
	3,254,422	3,431,581	3,211,853	2,833,880

Note 3 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid marketing & promotion	$169,768	$47,045
Prepaid subscriptions and licenses	577,473	483,170
Prepaid maintenance	162,763	191,552
Prepaid insurance	58,363	67,373
Deferred transaction costs	838,352	—
Other	106,375	70,362
Prepaid and other current assets	$1,913,094	$859,502

Note 4- Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30, 2025	December 31, 2024
Storage equipment	$60,288	$60,288
Furniture and fixtures	30,305	30,305
Computer hardware and software	154,423	140,288
Data center equipment	9,833,486	9,368,082
	10,078,502	9,598,963
Less: Accumulated depreciation	(6,740,363)	(6,159,307)
Net property and equipment	$3,338,139	$3,439,656

Depreciation expense for the three months ended June 30, 2025, and 2024 was $283,735 and $270,952, respectively. Depreciation expense for the six months ended June 30, 2025, and 2024 was $580,332 and $497,003, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		June 30, 2025
	Estimated life in years	Gross amount	Accumulated Amortization	Net
Intangible assets not subject to amortization
Goodwill	Indefinite	$4,238,671	$—	$4,238,671
Trademarks	Indefinite	514,268	—	514,268
Total intangible assets not subject to amortization		4,752,939	—	4,752,939
Intangible assets subject to amortization:
Customer lists	7	2,614,099	1,834,932	779,167
ABC acquired contracts	5	310,000	310,000	—
SIAS acquired contracts	5	660,000	660,000	—
Non-compete agreements	4	272,147	272,147	—
Website and digital assets	3	33,002	33,002	—
Total intangible assets subject to amortization		3,889,248	3,110,081	779,167
Total Goodwill and Intangible Assets		$8,642,187	$3,110,081	$5,532,106

 Scheduled amortization over the next four years are as follows:

For the Years Ending December 31,
2025 (remainder of the year)	$133,572
2026	$267,143
2027	267,143
2028	111,309
Total	$779,167

Amortization expense for the three months ended June 30, 2025, and 2024 was $66,785 and $68,360, respectively. Amortization expense for the six months ended June 30, 2025, and 2024 was $133,571 and $137,507, respectively.

Note 6-Leases

The Company determines whether an arrangement contains a lease at the inception of the contract. The Company’s leases consist of operating leases for office space and finance leases for equipment.

Operating Leases: The Company’s primary operating lease is for its corporate headquarters in Melville, NY, which has a term of sixty-seven months expiring on October 30, 2029. This lease is recognized as an operating lease right-of-use asset and a corresponding lease liability on the Condensed Consolidated Balance Sheets.

The Company also utilizes temporary workspaces in Austin, TX, Miami, FL, and London, UK, under short-term arrangements with terms of 12 months or less. The Company has elected the short-term lease recognition exemption for these arrangements and, accordingly, does not recognize right-of-use assets or lease liabilities for them. The cost for these short-term leases is recognized as rent expense on a straight-line basis and is not material.

Lease Disclosures Right-of-Use (“ROU”) assets and lease liabilities are recognized at the lease commencement date, based on the present value of estimated lease payments over the lease term. A discount rate of 9% was used in the preparation of ROU assets and lease liabilities.

Finance Leases During the three months ended March 31, 2025, all outstanding finance lease obligations were paid in full. As of June 30, 2025, the Company had no material finance leases.

Information related to the Company’s finance leases for the three and six months ended June 30, 2025, was as follows:

Finance leases:
Amortization of assets, included in depreciation and amortization expense	$121,923
Interest on lease liabilities, included in interest expense	489
Operating lease:
Amortization of assets, included in total operating expense	37,528
Total net lease cost	$159,940

Note 7 - Commitments and Contingencies

As part of the Flagship acquisition, the Company acquired a licensing agreement for marketing-related materials with a National Football League team. The Company has approximately $690,885 in remaining payments under the contract through 2027.

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

Common Stock Options

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2025	678,302	$2.79	6.42
Options Granted	52,420	4.36
Exercised	(17,821)	2.15
Expired/Cancelled	(23,900)	2.96
Options Outstanding at June 30, 2025	689,001	$2.91	6.03

Options Exercisable at June 30, 2025	407,926	$2.82	5.49

Share-based compensation expense for options totaling $180,233 and $110,195 was recognized in the Company’s results for the three months ended June 30, 2025, and 2024, respectively. Share-based compensation expense for options totaling $294,116 and $214,357 was recognized in the Company’s results for the six months ended June 30, 2025, and 2024, respectively. All share-based compensation expense has been recorded as a component of selling, general and administrative expenses.

The intrinsic value of outstanding options as of June 30, 2025, was $652,908.

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

As of June 30, 2025, there was $733,136 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.1 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2025, and 2024, are set forth in the table below.

	2025	2024
Weighted average fair value of options granted	$2.42	$3.22
Risk-free interest rate	4.12% - 4.47%	3.94% - 4.21%
Volatility	77% - 122%	126% - 159%
Expected life (years)	3.5 - 6.00 years	3.5 - 6.00 years
Dividend yield	—	—

Share-Based Awards, restricted stock units (“RSUs”)

A summary of the activity related to RSUs for the six months ended June 30, 2025, is presented below:

Restricted Stock Units (RSUs)	Shares	Fair Value
Outstanding non-vested at January 1, 2025	214,375	$2.79
Granted	125,083	3.95
Vested	(167,690)	3.44
Forfeited	(796)	4.88
Outstanding non-vested at June 30, 2025	170,972	$2.99

Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $232,347 and $97,530 for the three months ended June 30, 2025, and 2024, respectively. Stock-based compensation for RSU’s has been recorded in the consolidated statements of operations and totaled $344,728 and $164,692 for the six months ended June 30, 2025, and 2024, respectively. All share-based compensation expense has been recorded as a component of selling, general and administrative expenses.

As of June 30, 2025, there was $511,056 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.3 years.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event. No Preferred shares are issued as of June 30, 2025.

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

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. There are no shares of Series A Preferred Stock outstanding as of June 30, 2025.

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

Note 10 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold J. Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received from Nexxis Capital $3,257 for the three and six months ended June 30, 2025, and $77,348 for the three and six months ended June 30, 2024, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPA’s LLC. The Company paid Mr. Maglione’s firm $21,231 and $5,108 for accounting and consulting services for the three months ended June 30, 2025, and 2024, respectively. The Company paid Mr. Maglione’s firm $27,739 and $15,083 for accounting and consulting services during the six months ended June 30, 2025, and 2024, respectively.

Note 11 – Equity Investment

On May 21, 2025, the Company invested $100,000 in TG-17, Inc., a privately held Delaware corporation, in exchange for shares of Series CF Preferred Stock. The investment represents less than 20% of the outstanding equity of TG-17, Inc. and does not convey board representation, control rights, or any significant influence over the investee’s operating or financial policies.

Accordingly, the Company accounts for the investment in accordance with ASC 321, Investments – Equity Securities, using the measurement alternative. Under this method, the investment is recorded at cost and is adjusted for any impairment or for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of June 30, 2025, the Company has not identified any events or changes in circumstances that would indicate impairment of the investment, nor has it observed any transactions requiring a remeasurement of its carrying value. The investment is classified as a non-current asset on the balance sheet.

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

Operations of:	Products and services provided:

CloudFirst Technologies Corporation	CloudFirst provides services from CloudFirst’s technological assets deployed in six Tier 3 data centers throughout the USA and Canada. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst platforms. Services provided to clients are provided on a subscription basis on long-term contracts.

CloudFirst Europe Ltd.	CloudFirst Europe Ltd. provides services from CloudFirst’s technological assets deployed in three Tier 3 data centers throughout the United Kingdom. This technology has been developed by CloudFirst. Clients are invoiced for cloud infrastructure and disaster recovery on the CloudFirst UK platforms. Services provided to clients are provided on a subscription basis on long term contracts.

Nexxis Inc.	Nexxis is a single-source solution provider that delivers fully-managed cloud-based voice over internet services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segments and Corporate:

	June 30, 2025
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Accounts receivable, net	$1,633,320	$2,030	$39,330	$52,431	$1,727,111
Prepaid expenses and other current assets	883,601	34,459	40,018	955,016	1,913,094
Property and equipment, net	2,761,350	570,652	1,637	4,500	3,338,139
Intangible assets, net	1,293,435	—	—	—	1,293,435
Goodwill	4,238,671	—	—	—	4,238,671
Operating lease right-of-use assets	525,416	—	—	—	525,416
Other assets	—	—	—	11,385,280	11,385,280
Total assets	$11,335,793	$607,141	$80,985	$12,397,227	$24,421,146

Accounts payable and accrued expenses	$364,894	$25,276	$81,990	$1,877,839	$2,349,999
Deferred revenue	227,204	—	—	—	227,204
Deferred tax liability	—	—	—	39,031	39,031
Operating lease liabilities	574,182	—	—	—	574,182
Total liabilities	$2,004,632	$25,276	$81,990	$1,078,518	$3,190,416

	December 31, 2024
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Accounts receivable, net	$2,166,440	$—	$59,018	$—	$2,225,458
Prepaid expenses and other current assets	678,123	62,842	25,056	93,481	859,502
Property and equipment, net	2,858,664	574,919	2,056	4,017	3,439,656
Intangible assets, net	1,427,006	—	—	—	1,427,006
Goodwill	4,238,671	—	—	—	4,238,671
Operating lease right-of-use assets	575,380	—	—	—	575,380
Other assets	—	—	—	12,514,542	12,514,542
Total assets	$11,944,284	$637,761	$86,130	$12,612,040	$25,280,215

Accounts payable and accrued expenses	$2,514,439	$80,348	$78,654	$509,938	$3,183,379
Deferred revenue	212,390	—	—	—	212,390
Deferred tax liability	—	—	—	39,031	39,031
Finance leases payable	17,641	—	—	—	17,641
Finance leases payable related party	33,879	—	—	—	33,879
Operating lease liabilities	621,930	—	—	—	621,930
Total liabilities	$3,400,279	$80,348	$78,654	$548,969	$4,108,250

	Three Months Ended June 30, 2025
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Sales	$4,815,516	$—	$331,406	$—	$5,146,922
Cost of sales	2,333,386	87,012	189,770	—	2,610,168
Gross profit	2,482,130	(87,012)	141,636	—	2,536,754

Selling, general and administrative	1,886,354	357,123	151,818	937,126	3,332,421

Income (loss) from operations	$595,776	$(444,135)	$(10,182)	$(937,126)	$(795,667)

	Three Months Ended June 30, 2024
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Sales	$4,617,445	$—	$293,047	$—	$4,910,492
Cost of sales	2,345,385	—	157,214	—	2,502,599
Gross profit	2,272,060	—	135,833	—	2,407,893

Selling, general and administrative	1,739,626	—	160,255	896,798	2,796,679

Income (loss) from operations	$532,434	$—	$(24,422)	$(896,798)	$(388,786)

	Six Months Ended June 30, 2025
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Sales	$12,586,528	$—	$644,150	$—	$13,230,678
Cost of sales	7,300,123	172,168	361,737	—	7,834,028
Gross profit	5,286,405	(172,168)	282,413	—	5,396,650

Selling, general and administrative	3,611,029	727,938	299,839	1,646,020	6,284,826

Income (loss) from operations	$1,675,376	$(900,106)	$(17,426)	$(1,646,020)	$(888,176)

	Six Months Ended June 30, 2024
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total
Sales	$12,572,403	$—	$573,836	$—	$13,146,239
Cost of sales	7,448,020	—	323,854	—	7,771,874
Gross profit	5,124,383	—	249,982	—	5,374,365

Selling, general and administrative	3,666,317	—	337,345	1,545,694	5,549,356

Income (loss) from operations	$1,458,066	$—	$(87,363)	$(1,545,694)	$(174,991)

Note 13 - Subsequent Events

The Company has evaluated events that occurred through the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than the following.

On July 11, 2025, the Company entered into a unit purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its cloud solutions business (the “Business”), which consists of the operations of its CloudFirst Technologies Corporation and CloudFirst Europe Ltd. subsidiaries. If consummated, the transaction represents a strategic shift in the Company’s operations.

Pursuant to the Purchase Agreement, the assets of the Business will be contributed to a new wholly-owned subsidiary, DTST Sub, LLC (“NewCo”), and the purchaser will acquire all of the outstanding units of NewCo for a purchase price of approximately $40 million in cash, subject to certain adjustments. The purchase price is subject to a $1.5 million escrow amount and adjustments for closing date debt and net working capital. The transaction is subject to customary closing conditions, including shareholder approval. As of June 30, 2025, the Company recorded $838,352 of costs related to the potential transaction as deferred transaction costs, a component of prepaid and other expenses in the condensed consolidated balance sheets.

As of June 30, 2025, the transaction did not meet all the criteria for held-for-sale classification under ASC 360, primarily because the required shareholder approval had not yet been obtained. Accordingly, the assets and liabilities of the Business remain classified as held and used within their respective line items on the Condensed Consolidated Financial Statements for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 31, 2025 (the “2024 Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

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

COMPANY OVERVIEW SUMMARY

Data Storage Corporation (“DSC,” the “Company,” “we,” “us” or “our”) is a leading provider of enterprise cloud and business continuity solutions, specializing in fully managed cloud hosting, disaster recovery, cybersecurity, and IT automation services. DSC leverages its expertise through its three subsidiaries: CloudFirst Technologies Corporation (“CloudFirst”), CloudFirst Europe Ltd. (“CloudFirst Europe”) and Nexxis Inc. (“Nexxis”). Through its CloudFirst platform – built on IBM Power Systems infrastructure – DSC delivers high-performance cloud solutions tailored for IBM i and AIX workloads This niche focus on IBM Power environments distinguishes CloudFirst in the market: none of the major public cloud providers (AWS, Microsoft Azure, or Google Cloud) natively support IBM i/AIX workload, giving DSC a distinct competitive edge in serving clients with these mission-critical systems. The Company leverages long-term subscription contracts for its cloud and disaster-recovery services, yielding a highly recurring revenue base and strong customer retention (historically over 90% annual subscription renewal rates) DSC’s client base exceeds 425 organizations across diverse sectors – including government, healthcare, education, manufacturing, and Fortune 500 enterprises – reflecting broad market demand for its multi-cloud hosting and business continuity solutions. In recent years, DSC has undertaken strategic expansions (organically and via acquisitions) to reinforce its position as an emerging growth leader in the multi-billion-dollar cloud hosting and business continuity market. Notably, the integration of Flagship Solutions, LLC (“Flagship”) (our wholly-owned subsidiary that was originally acquired in 2021) into CloudFirst was completed in January 2024, unlocking operational synergies and enabling cross-selling of the full CloudFirst suite to Flagship’s established customer base. This integration, combined with enhanced distribution and marketing capabilities post-2021 Nasdaq uplisting, has bolstered DSC’s growth trajectory and technical expertise.

DSC, through its subsidiary CloudFirst, expanded into the UK and European markets in October 2024 as part of DSC’s international growth strategy. This investment included consulting, accounting, and legal expenses to establish operations, as well as the strategic hiring of a regional director and sales personnel. Additionally, the Company initiated partner recruitment and invested in partner enablement through targeted training and sales support programs, laying the foundation for sustainable growth and expanded market presence in the region.

Recent Developments

On July 11, 2025, the Company entered into a unit purchase agreement (the “Purchase Agreement”) pursuant to which it agreed to sell its cloud solutions business (the “Business”), which consists of the operations of its CloudFirst Technologies Corporation and CloudFirst Europe Ltd. subsidiaries (the “Divestiture”). The Divestiture represents a strategic shift in the Company’s operations, assuming the Company’s shareholders approve the Divestiture at the Company’s annual meeting of shareholders currently scheduled for September 10, 2025 (the “2025 Annual Meeting”), and thereafter that the Divestiture is consummated.

Pursuant to the Purchase Agreement, the assets of the Business will be contributed to a new wholly-owned subsidiary, DTST Sub, LLC (“NewCo”), and the purchaser will acquire all of the outstanding units of NewCo for a purchase price of approximately $40 million in cash, subject to certain adjustments. The closing of the Divestiture is subject to customary closing conditions, including that the Company’s shareholders approve the Divestiture at the 2025 Annual Meeting (the “Shareholder Approval”).

As of June 30, 2025, the Divestiture did not meet all the criteria for held-for-sale classification under ASC 360, primarily because the required Shareholder Approval had not yet been obtained. Accordingly, the assets and liabilities of the Business remain classified as held and used within their respective line items on the Condensed Consolidated Financial Statements for all periods presented.

In light of a negotiated non-compete provision in the Purchase Agreement, if the transactions contemplated by the Purchase Agreement are consummated, DSC will not pursue opportunities that overlap with the cloud infrastructure or managed services sectors involving the Business. Following the planned sale of our cloud solutions business, assuming Shareholder Approval is obtained and the Divestiture is consummated, our continuing operations will consist of our Nexxis subsidiary, which provides VoIP, telecommunications and data access. The Business to be divested has historically constituted the significant majority of the Company’s consolidated operations. For the six months ended June 30, 2025, the Business represented approximately 95% of the Company’s total revenue and was the primary driver of its gross profit and operating cash flow. Following consummation of the Divestiture, the Company’s continuing operations will be substantially smaller. As a result, management will be required to evaluate and implement a revised strategic plan and potentially rationalize ongoing corporate costs to align its expense structure with the size and scope of the remaining business. Following the Divestiture, DSC intends to pursue acquisitions of companies in complementary and high-growth technology sectors, in addition to the growth of Nexxis.

RESULTS OF OPERATIONS

Three months ended June 30, 2025, as compared to June 30, 2024

Sales and Gross Profit

	Three Months Ended June 30,		$ Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Cloud infrastructure & disaster recovery	$3,358,941	$3,165,716	$193,225	6.1%
Equipment and software	687,321	782,303	(94,982)	(12.1)%
Managed services	738,860	642,518	96,342	15.0%
Nexxis VoIP services	323,620	275,830	47,790	17.3%
Other	38,180	44,125	(5,945)	(13.8)%
Total Sales	$5,146,922	$4,910,492	$236,430	4.8%

Total Sales. For the three months ended June 30, 2025, total sales increased by $236,430, or 4.8%, compared to the three months ended June 30, 2024. The increase was primarily driven by continued growth in our subscription-based services. Cloud Infrastructure & disaster recovery revenue increased by $193,225 or 6.1%, due to the addition of new subscription clients and expanded services for existing clients. Nexxis VoIP services also contributed significantly, with an increase of $47,790 or 17.3%, reflecting successful sales initiatives. This growth was partially offset by a decrease in equipment and software sales of $94,982, or 12.1%, which is primarily attributable to, non-recurring equipment sales in the prior year period and a strategic shift towards subscription services.

Cost of Sales and Gross Profit. Cost of sales for the three months ended June 30, 2025, increased by $107,569, or 4.3%, from the prior year period. This increase was consistent with the overall growth in sales and also reflects our investment in the newly established U.K. entity, which is contributing to higher cost of sales as operations ramp up. Gross profit margin remained stable at 49.3% for the three months ended June 30, 2025, compared to 49.0% in the prior year period. The slight margin improvement was due to a favorable revenue mix, with a higher proportion of sales coming from higher-margin cloud infrastructure services.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2025	2024	$ Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and director fees	$1,368,479	$1,111,414	$257,065	23.1%
Stock based compensation	412,580	207,847	204,733	98.5%
Professional fees	408,467	493,986	(85,519)	(17.3)%
Software as a service	53,282	60,409	(7,127)	(11.8)%
Advertising	308,901	249,147	59,754	24.0%
Commissions	382,069	298,970	83,099	27.8%
Depreciation and amortization	71,160	71,367	(207)	(0.3)%
Travel and entertainment	116,002	130,436	(14,434)	(11.1)%
Rent and occupancy	34,644	84,835	(50,191)	(59.2)%
Insurance	30,873	32,070	(1,197)	(3.7)%
Other	145,964	56,198	89,766	159.7%
Selling, general and administrative expenses	$3,332,421	$2,796,679	$535,742	19.2%

Selling, general and administrative expenses. For the three months ended June 30, 2025, selling, general and administrative expenses increased $535,742, or 19.2%, as compared to the three months ended June 30, 2024. The increase was primarily driven by a $257,065, or 23.1%, increase in salaries and director fees and a $204,733, or 98.5%, increase in non-cash stock-based compensation. The increase in salaries is attributable to an increase in headcount to support our growth initiatives in the UK and in the US, and annual merit-based salary adjustments. The increase in stock-based compensation reflects new equity awards granted to the Board and to key employees and directors in the current period. Also contributing was an increase in commissions associated with increased revenues. These increases were partially offset by lower professional fees and occupancy costs compared to the prior period when we were in the process of transitioning our principal office location.

Loss from operations. Loss from operations was $795,667 for the three months ended June 30, 2025, compared to a loss of $388,786 in the prior year period. The increased loss was primarily due to the growth in selling, general and administrative expenses, including costs related to our investment in the newly established U.K. entity, which is incurring expenses as operations ramp up..

Other Income (Expense) and Net Loss. Total other income was $63,704 for the three months ended June 30, 2025, compared to $142,181 in the prior year period. The decrease was primarily due to lower interest income, which resulted from lower average balances of marketable securities during the period. As a result of the increased loss from operations and lower other income, net loss attributable to common stockholders was $733,049 for the three months ended June 30, 2025, compared to a net loss of $244,240 for the same period in 2024.

Six months ended June 30, 2025, as compared to June 30, 2024

Sales and Gross Profit

	Six Months Ended June 30,
	2025	2024	$ Inc (Dec)	% Inc (Dec)
Cloud Infrastructure & disaster recovery	$6,718,019	$6,118,611	$599,408	9.8%
Equipment and software	4,252,240	4,866,950	(614,710)	(12.6)%
Managed services	1,550,766	1,485,925	64,841	4.4%
Nexxis VoIP services	631,436	552,297	79,139	14.3%
Other	72,218	122,456	(44,238)	(36.1)%
Total Sales	$13,230,678	$13,146,239	$84,439	0.6%

Total Sales. For the six months ended June 30, 2025, total sales increased $84,439, or 0.6%, compared to the six months ended June 30, 2024. The relative stability in total sales was the result of a significant shift in our revenue mix. Growth was primarily driven by a $599,408, or 9.8%, increase in our core cloud infrastructure and disaster recovery services and $79,139, or 14.3%, increase in Nexxis VoIP services. This growth was largely offset by a $614,710, or 12.6%, decrease in equipment and software sales, which is primarily attributable to large, non-recurring equipment sales in the prior year period.

Cost of Sales and Gross Profit. Cost of sales for the six months ended June 30, 2025, increased by $62,154, or 0.8%, from the prior year period. Gross profit margin remained consistent at 40.8% for both periods. The favorable impact from a revenue mix shift towards our higher margin cloud and VoIP services was offset by lower gross margins on equipment and software sales during the current period compared to the prior year.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2025	2024	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$2,816,411	$2,296,477	$519,934	22.6%
Stock based compensation	638,844	379,172	259,672	68.5%
Professional fees	806,798	750,569	56,229	7.5%
Software as a service	130,445	121,305	9,140	7.5%
Advertising	524,142	481,387	42,755	8.9%
Commissions	708,000	713,553	(5,553)	(0.8)%
Depreciation and amortization	141,979	143,495	(1,516)	(1.1)%
Travel and entertainment	192,419	204,005	(11,586)	(5.7)%
Rent and occupancy	68,839	144,523	(75,684)	(52.4)%
Insurance	63,549	63,866	(317)	(0.5)%
Other	193,400	251,004	(57,604)	(22.9)%
Total Expenses	$6,284,826	$5,549,356	$735,470	13.3%

Selling, general and administrative expenses. For the six months ended June 30, 2025, selling, general and administrative expenses increased $735,470, or 13.3%, as compared to the six months ended June 30, 2024. The increase was primarily driven by a $519,934, or 22.6%, increase in salaries and director fees and a $259,672, or 68.5%, increase in non-cash stock-based compensation. The rise in salaries is attributable to an increase in headcount to support our growth initiatives in the UK and in the US, and annual merit-based salary adjustments. The increase in stock-based compensation reflects new equity awards granted in 2025, many of which have shorter vesting periods than prior year grants, resulting in accelerated expense recognition. and the full period effect of awards granted in 2024. These increases were partially offset by a $75,684, or 52.4%, decrease in rent and occupancy expense compared to the prior period when we were in the process of transitioning our principal office location.

Loss from operations. Loss from operations was $888,176 for the six months ended June 30, 2025, compared to a loss of $174,991 in the prior year period. The increased loss was primarily due to the increase in selling, general and administrative expenses, including costs related to our investment in the newly established U.K. entity, which is incurring expenses as operations ramp up.

Other Income (Expense) and Net Loss. Total other income was $182,601 for the six months ended June 30, 2025, compared to $274,290 in the prior year period. The decrease was primarily due to lower interest income, which resulted from lower average balances of marketable securities during the current period. As a result of the significant increase in loss from operations, net loss attributable to common stockholders was $708,971 for the six months ended June 30, 2025, compared to net income of $112,862 for the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Sale of CloudFirst Businesses

Subsequent to the end of the quarter ended June 30, 2025, on July 11, 2025, the Company entered into a definitive agreement to sell its cloud solutions business (the “Divestiture”), which consists of its CloudFirst and CloudFirst UK segments, for a purchase price of $40 million. The closing of the Divestiture is subject to Shareholder Approval, for which a vote is expected to be held in the third quarter of 2025 at the 2025 Annual Meeting, as well as other customary conditions.

If the Shareholder Approval is obtained and the Divestiture is consummated, the Company expects to receive net cash proceeds of approximately $24 million, which includes transaction costs, and estimated taxes, but will be adjusted pursuant to closing adjustments, including working capital adjustment. This significant influx of cash would fundamentally alter the Company’s liquidity and capital resources. Management intends to use a substantial portion of the net proceeds to return capital to shareholders, with the remainder available for strategic investments in our continuing operations and other corporate purposes. We believe that our current cash and marketable securities, combined with the anticipated proceeds from the sale, will be more than sufficient to fund our operations and strategic initiatives for the foreseeable future.

Overview of Liquidity and Cash Flows

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

On July 18, 2024, the Company entered into the Agreement with Maxim, discussed in Note 8 to the condensed consolidated financial statements, pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock. There can be no guarantee that the Company will be able to raise capital from sales under the Agreement. To date, the Company has not made any sales under the Agreement.

The Company’s working capital was $11,240,402 on June 30, 2025, decreasing by $629,512 from $11,869,914 at December 31, 2024. The decrease is primarily attributable to a decrease in the Company’s cash, marketable securities and accounts receivable, which was offset, in part, by an increase in prepaid expenses and other current assets and lower accounts payable and accrued expenses.

Cash Flows for the six months ended June 30, 2025, as compared to June 30, 2024

The following table summarizes the Company’s cash flows:

Cash Flow Summary	Six Months Ended June 30,
	2025	2024
Cash provided by (used in) operating activities	$(727,487)	$354,791
Cash used in investing activities	272,016	(798,381)
Cash used in financing activities	(13,253)	(205,154)
Effect of exchange rate changes on cash	9,950	—

Decrease in cash	(458,774)	(648,744)
Cash, beginning of period	1,070,097	1,428,730
Cash, end of period	$611,323	$779,986

Operating activities

The change in cash used in operating activities for the six months ended June 30, 2025, compared to the same period in 2024 was primarily driven by the net loss for the 2025 period of $705,575, compared to net income of $99,299 in the prior year period. Although the net loss was offset by $1.4 million of non-cash items, such as depreciation and amortization ($0.7) million and stock-based compensation ($0.6) million, an increase in working capital negatively impacted the company’s cash flows from operations. The increase in working capital was primarily related to expenses totaling $838,252 for deferred transaction fees related to the Divestiture.

Investing activities

The change in cash flows from investing activities was primarily due to net sales of marketable securities of $750,827 during the current period to fund operations, compared to net purchases in the prior year. This was partially offset by capital expenditures of $478,811 in the six months ended June 30, 2025, compared to $902,574 for the six-month ended June 30, 2024. The decrease in year over year capital spending reflects a higher pace of building-out cloud infrastructure in the prior year.

Financing activities

Cash used in financing activities for the six months ended June 30, 2025, represents $51,000 of payments made under finance lease agreements, primarily for leased capital equipment. For the six months ended June 30, 2025, finance lease payments were offset by $38,249 of proceeds from stock option exercises. Cash used in financing activities was lower than the same period in the prior year due to lower repayments of finance lease obligations, as all finance leases were paid in full during the first quarter of 2025.

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

The following tables show our reconciliation of income (loss) before income taxes to adjusted EBITDA for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30, 2025
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Income (loss) before income taxes	$556,213	$(444,135)	$(10,182)	$(833,859)	$(731,963)

Non-GAAP adjustments:
Depreciation and amortization	317,306	32,647	211	357	350,521
Interest income	—	—	—	(103,267)	(103,267)
Interest expense	16,236	—	—	—	16,236
Other expense	23,327	—	—	—	23,327
Stock based compensation	81,167	—	6,572	324,840	412,579

Adjusted EBITDA	$994,249	$(411,488)	$(3,399)	$(611,929)	$(32,567)

	Three Months Ended June 30, 2024
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Income (loss) before income taxes	$522,174	$—	$(24,422)	$(744,357)	$(246,605)

Non-GAAP adjustments:
Depreciation and amortization	338,908	—	422	192	339,522
Interest income	—	—	—	(152,441)	(152,441)
Interest expense	10,260	—	—	—	10,260
Other expense	—	—	—	—	—
Stock based compensation	89,819	—	13,387	109,651	212,857

Adjusted EBITDA	$961,161	$—	$(10,613)	$(786,955)	$163,593

	Six Months Ended June 30, 2025
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Income (loss) before income taxes	$1,633,804	$(900,106)	$(17,426)	$(1,421,847)	$(705,575)

Non-GAAP adjustments:
Depreciation and amortization	650,920	61,882	420	677	713,899
Interest income	—	—	—	(224,173)	(224,173)
Interest expense	18,245	—	—	—	18,245
Other expense	23,327	—	—	—	23,327
Stock based compensation	170,832	—	13,001	455,011	638,844

Adjusted EBITDA	$2,497,128	$(838,224)	$(4,005)	$(1,190,332)	$464,567

	Six Months Ended June 30, 2024
	CloudFirst Technologies	CloudFirst Europe Ltd.	Nexxis Inc.	Corporate	Total

Income (loss) before income taxes	$1,436,546	$—	$(87,363)	$(1,249,884)	$99,299

Non-GAAP adjustments:
Depreciation and amortization	633,701	—	422	386	634,509
Interest income	—	—	—	(295,810)	(295,810)
Interest expense	21,520	—	—	—	21,520
Other expense	—	—	—	—	—
Stock based compensation	142,788	—	13,387	221,336	377,511

Adjusted EBITDA	$2,234,555	$—	$(73,554)	$(1,323,972)	$837,029

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As reflected in the condensed consolidated financial statements, the Company recorded a net loss attributable to common shareholders of $708,971 for the six months ended June 30, 2025, and net income attributable to common shareholders of $523,214 for the year ended December 31, 2024. As of June 30, 2025, the Company had cash of $611,323, marketable securities of $10,510,179, and working capital of $12,078,754. There can be no assurance that the Company will continue to generate income in the future.

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

Upon exercise of the Company’s outstanding options or warrants, the Company will be obligated to issue a substantial number of additional shares of common stock which will dilute its present shareholders.

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

The pendency of the Divestiture may adversely affect DSC’s business, financial condition and results of operations.

Uncertainty about the effect of the Divestiture on employees, customers and other parties, may have an adverse effect on DSC’s business, financial condition and results of operations, regardless of whether the Divestiture is completed, and may have an adverse effect on DSC’s business, financial condition and results of operations if the Divestiture is completed. These risks include the following, all of which could be exacerbated by a delay in the completion of the Divestiture:

•	the impairment of our ability to attract, retain and motivate current and prospective employees, including key personnel;

•	the diversion of significant time and resources of DSC’s management;

•	difficulties maintaining relationships with DSC’s customers and other business partners;

•	delays or deferments of certain business decisions by DSC’s customers and other business partners;

•	DSC’s inability to pursue alternative business opportunities or make appropriate changes to the Business because of requirements in the Purchase Agreement that it conduct the Business in all material respects in the ordinary course of business consistent with past practice and not engage in certain activities prior to the completion of the Divestiture;

•	any litigation concerning the Divestiture and related costs; and

•	the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the Divestiture.

Failure to consummate the Divestiture within the expected timeframe or at all could have a material adverse impact on DSC’s business, financial condition and results of operations.

There can be no assurance that the Divestiture will occur within the expected timeframe or at all. Consummation of the Divestiture is subject to specified conditions, including:

•	the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Purchase Agreement, in each case subject to certain materiality qualifiers;

•	DSC’s receipt of shareholder approval;

•	the absence of any law or order in effect that prevents, makes unlawful or prohibits the consummation of the Divestiture;

•	the absence of any material adverse effect on CloudFirst Delaware and DSC, taken as a whole, or the Business, in each case subject to certain exceptions; and

•	the acceptance of employment from the Purchaser or its affiliates by 85% of the employees of the Business, including the Key Employees.

DSC cannot provide any assurances that these conditions will be satisfied in a timely manner or at all or that the Divestiture will occur. For additional information regarding the specified conditions to the closing of the Divestiture, see the section of the definitive proxy statement on Schedule 14A filed by the Company with the SEC on August 7, 2025 (the “2025 Proxy Statement”) entitled “The Divestiture—General Description of the Divestiture and the Purchase Agreement—Conditions to the Closing of the Divestiture.” In addition, the Purchase Agreement contains certain termination rights and, in certain circumstances, termination fees. For additional information regarding these termination rights and fees, see the sections of the 2025 Proxy Statement entitled “The Divestiture—General Description of the Divestiture and the Purchase Agreement—Termination Rights; and “—Termination Fees.” The occurrence of any event that could give rise to termination of the Purchase Agreement could delay or prevent the Divestiture from occurring at all.

The Purchase Agreement limits DSC’s ability to pursue alternatives to the Divestiture.

The Purchase Agreement contains provisions that make it more difficult for DSC to sell its assets or engage in another type of acquisition transaction with a party other than the Purchaser. These provisions include a non-solicitation provision, which generally prohibits DSC’s solicitation of third-party proposals relating to an acquisition (an “Acquisition Proposal”) and restricts its ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any Acquisition Proposal, subject to certain limited exceptions. In addition, the Purchaser has an opportunity to modify the terms of the Divestiture in response to any competing acquisition proposals before the Board may withdraw or change its recommendation with respect to the Divestiture. Upon the termination of the Purchase Agreement to pursue an alternate transaction, including in connection with a “superior proposal,” DSC will be required to pay $1,200,000 as a termination fee. These provisions could discourage a potential third-party acquirer from considering or proposing an acquisition transaction, even if such potential third party acquirer would be prepared to pay a higher price than what would be received in the Divestiture, or propose to acquire DSC’s entire company. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable. If the Purchase Agreement is terminated and DSC determines to seek another purchaser, it may not be able to negotiate a transaction with another party on terms at least comparable to the terms of the Divestiture.

DSC may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Divestiture from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into agreements similar to the Divestiture involving a sale of a line of business or other business combinations. In addition, DSC may be subject to private actions, collective actions, investigations, and various other legal proceedings by shareholders, customers, employees, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to DSC’s reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to DSC, or DSC were to enter into a settlement arrangement, it could be exposed to monetary damages or limits on its ability to operate its business, which could have an adverse effect on DSC’s business, liquidity financial condition, and operating results. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the closing of the Divestiture, then that injunction may delay or prevent the Divestiture from being consummated, which may adversely affect DSC’s business, financial position and results of operation. As of the date of the 2025 Proxy Statement, DSC was not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Divestiture.

DSC’s executive officers and non-employee directors may have interests in the Divestiture that may differ from, or are in addition to, the interests of DSC’s shareholders.

DSC’s executive officers and non-employee directors may have interests in the Divestiture that may be different from, in addition to, or in conflict with, the interests of its shareholders. These interests and arrangements may create potential conflicts of interest. For example, as a condition to the closing of the Divestiture, Harold Schwartz, DSC’s President, must accept an offer of employment with NewCo or its affiliates. For more information, see the section of the 2025 Proxy Statement titled “The Divestiture — Interests of Certain Persons in the Divestiture.” The Board was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the Purchase Agreement and in recommending that DSC’s shareholders vote to approve the Divestiture Proposal.

DSC has incurred and will continue to incur significant expenses in connection with the Divestiture, regardless of whether the Divestiture is completed.

DSC has incurred and will continue to incur significant expenses related to the Divestiture. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, consulting fees, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by DSC regardless of whether the Divestiture is completed.

Failure to complete the Divestiture could cause DSC’s stock price to decline.

The failure to complete the Divestiture may create doubt as to the value of the Business and about DSC’s ability to effectively implement its current business strategies and/or a strategic transaction, which may result in a decline in DSC’s stock price.

The Divestiture may be a Fundamental Transaction under certain outstanding warrants which may trigger a payment requirement by us.

As of June 30, 2025, DSC has issued 2,415,860 warrants to purchase shares of Common Stock. The holders of warrants to purchase 1,031,250 shares of Common Stock issued in a private placement offering consummated in July 2021 (the “July 2021 Warrants”), will be entitled at their option, within 30 days after the closing of the Divestiture, assuming the Divestiture is considered a Fundamental Transaction pursuant to the terms of the July 2021 Warrants, to require DSC to purchase such warrants from the holder thereof by paying to such holder an amount of cash equal to the Black Scholes Value, as such term is defined in the July 2021 Warrants, of the remaining unexercised portion of its July 2021 Warrant on the date of the closing of the Divestiture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the period ended June 30, 2025, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2025.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 14, 2025
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)