Form 10-Q
period 2025-09-30
Data Storage Corp
filed 2025-11-19
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 5th Avenue, 2nd Fl, 2821, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

225 Broadhollow Road, Suite 307, Melville, NY 11747

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 18, 2025, was 7,498,358.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$284,714	$1,070,097
Accounts receivable, net of allowance for expected credit losses of $648 and $767, respectively	74,035	59,018
Escrow funds receivable	1,500,000	—
Marketable securities	45,471,979	11,261,006
Prepaid expenses and other current assets	127,778	118,538
Current assets of discontinued operations	—	2,907,404
Total current assets	47,458,506	15,416,063

Property and equipment, net	4,545	6,077
Other long-term assets	214,639	137,077
Non-current assets of discontinued operations	—	9,720,998

Total assets	47,677,690	25,280,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	708,993	588,590
Warrant liability	1,224,838	—
Payable to purchaser of discontinued operations	176,687	—
Income taxes payable	5,976,589	—
Deferred tax liability - current	326,951	—
Current liabilities of discontinued operations	—	2,957,559
Total current liabilities	8,414,058	3,546,149

Deferred tax liability – long-term	—	39,031
Non-current liabilities of discontinued operations	—	523,070
Total long-term liabilities	—	562,101

Total liabilities	8,414,058	4,108,250

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, Series A par value $0.001; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding in 2024 and 2023, respectively	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,465,306 and 7,045,108 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	7,466	7,045
Additional paid in capital	42,427,313	40,417,813
Accumulated deficit	(2,912,547)	(18,982,589)
Accumulated other comprehensive loss	(14,235)	(23,214)
Total Data Storage Corp stockholders’ equity	39,507,997	21,419,055
Non-controlling interest in consolidated subsidiary	(244,365)	(247,090)
Total stockholders’ equity	39,263,632	21,171,965
Total liabilities and stockholders’ equity	$47,677,690	$25,280,215

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$416,956	$325,299	$1,057,651	$899,135
Cost of sales	218,457	180,832	580,193	504,684
Gross Profit	198,499	144,467	477,458	394,451

Selling, general and administrative	1,296,974	984,099	3,242,833	2,867,140
Loss from operations	(1,098,475)	(839,632)	(2,765,375)	(2,472,689)

Interest income	193,347	160,770	417,520	456,580

Loss from continuing operations before income taxes	(905,128)	(678,862)	(2,347,855)	(2,016,109)
Provision (benefit) for income taxes	(1,034,683)	—	(1,034,683)	—
Loss from continuing operations, net of tax	129,555	(678,862)	(1,313,172)	(2,016,109)
Income (loss) from discontinued operations, net of tax	(822,503)	802,388	(85,351)	2,238,934
Gain on sale of discontinued operation, net of tax	17,471,290	—	17,471,290	—
Net income from discontinued operations	16,648,787	802,388	17,385,939	2,238,934
Net income	16,778,342	123,526	16,072,767	222,825
Income (loss) in non-controlling interest of consolidated subsidiary	(66)	(1,129)	(3,462)	12,434

Net income attributable to common stockholders	$16,778,276	$122,397	$16,069,305	$235,259

Loss per share from continuing operations – basic	$0.02	$(0.10)	$(0.18)	$(0.29)
Loss per share from continuing operations – diluted	$0.02	$(0.10)	$(0.18)	$(0.29)
Earnings per share from discontinued operations - basic	$2.28	$0.11	$2.42	$0.32
Earnings per share from discontinued operations - diluted	$2.19	$0.11	$2.32	$0.31
Earnings per share attributable to common stockholders – basic*	$2.30	$0.02	$2.24	$0.03
Earnings per share attributable to common stockholders – diluted*	$2.20	$0.02	$2.15	$0.03
Weighted average number of shares - basic	7,293,644	6,999,447	7,177,691	6,918,253
Weighted average number of shares - diluted	7,613,606	7,405,664	7,482,791	7,334,763

*Earnings per share may not add due to rounding

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance July 1, 2024	—	$—	6,995,822	$6,995	$39,940,436	$(19,392,941)	$(250,511)	$20,303,979
Stock options exercised	—	—	8,551	9	17,630	—	—	17,639
Stock-based compensation			10,000	10	185,618	—	—	185,628
Net income	—	—	—	—	—	122,397	1,129	123,526
Balance September 30, 2024	—	$—	7,014,373	$7,014	$40,143,684	$(19,270,544)	$(249,382)	$20,630,772

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-Controlling Interest	Total Stockholders’ Equity

Balance July 1, 2025	—	$—	7,230,619	$7,231	$41,094,738	$(19,691,560)	$64,015	$(243,694)	$21,230,730
Stock options exercised	—	—	177,830	178	374,329	—	—	—	374,507
Stock-based compensation	—	—	56,857	57	958,246	—	—	—	958,303
Other comprehensive loss	—	—	—	—	—	—	(78,250)	—	(78,250)
Net income (loss)	—	—	—	—	—	16,070,042	—	(671)	16,072,767
Balance, September 30, 2025	—	$—	7,465,306	$7,466	$42,427,313	$(2,912,547)	$(14,235)	$(244,365)	$39,263,632

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance January 1, 2024	—	$—	6,880,460	$6,881	$39,490,285	$(19,505,803)	$(236,948)	$19,754,415
Stock options exercised	—	—	45,097	45	88,687	—	—	88,732
Stock-based compensation	—	—	88,816	88	564,712	—	—	564,800
Net income (loss)	—	—	—	—	—	235,259	(12,434)	222,825
Balance, September 30, 2024	—	$—	7,014,373	$7,014	$40,143,684	$(19,270,544)	$(249,382)	$20,630,772

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-Controlling Interest	Total Stockholders’ Equity

Balance January 1, 2025	—	$—	7,045,108	$7,045	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965
Stock options exercised	—	—	195,651	196	412,578	—	—	—	412,774
Stock-based compensation	—	—	224,547	225	1,596,922	—	—	—	1,597,147
Other comprehensive loss	—	—	—	—	—	—	8,979	—	(78,250)
Net income (loss)	—	—	—	—	—	16,779,013	—	2,725	16,778,342
Balance, September 30, 2025	—	$—	7,465,306	$7,466	$42,427,313	$(2,912,547)	$(14,235)	$(244,365)	$39,263,632

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Loss from continuing operations	$(1,313,172)	$(2,016,109)
Net income from discontinued operations	17,385,939	2,238,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(17,471,290)	—
Depreciation and amortization	1,660	1,215
Stock based compensation	1,005,830	564,800
Provision for credit losses	6,512	577
Changes in Assets and Liabilities:
Accounts receivable	(21,529)	(12,502)
Prepaid expenses and other assets	(86,802)	(165,714)
Accounts payable and accrued expenses	296,345	(9,645)
Income taxes payable	(1,066,307)	—
Changes in assets and liabilities of discontinued operations	706,991	(48,966)
Net cash provided by (used in) operating activities	(555,823)	552,590

Cash Flows from Investing Activities:
Capital expenditures	(128)	(2,149)
Net proceeds from sale of discontinued operation	35,634,291	—
Purchase of marketable securities	(38,485,795)	(456,573)
Sale of marketable securities	4,274,822	400,000
Cash used in investing activities of discontinued operations	(787,129)	(1,113,859)
Net cash provided by (used in) investing activities	636,061	(1,172,581)

Cash Flows from Financing Activities:
Payment for settlement of warrants	(1,236,825)	—
Proceeds from stock option exercises	412,774	88,732
Cash used in financing activities of discontinued operations	(51,520)	(383,753)
Net cash used in financing activities	(875,571)	(295,021)

Effect of exchange rate changes on cash	9,950	—

Decrease in cash and cash equivalents	(785,383)	(915,012)

Cash and cash equivalents, beginning of period	1,070,097	1,428,730

Cash and cash equivalents, end of period	$284,714	$513,718

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 1 – Basis of Presentation, Organization and Other Matters

Headquartered in New York, NY Data Storage Corporation (“DSC” or the “Company”) is focused on strategic investments and supporting businesses in high-growth technology sectors, including, but not limited to, GPU Infrastructure-as-a-Service (IaaS), AI-driven software applications, cybersecurity and telecommunications.

On July 11, 2025, the Company entered into a definitive agreement to sell its cloud solutions business, comprised of its CloudFirst Technologies Corporation and CloudFirst Europe Ltd. subsidiaries (the “Could Solutions Business”). The sale was approved by shareholders on September 10, 2025, and the transaction officially closed on September 11, 2025.

As described in Note 3, the Cloud Solutions Business has been classified as a discontinued operation. The Company’s continuing operations consist of the operations of Nexxis Inc. (“Nexxis”) subsidiary, which provides voice and data telecommunications solutions. Unless otherwise noted, the following footnotes pertain to the Company’s continuing operations.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of (i) Information Technology Acquisition Corporation, a Delaware corporation; and (ii) its majority-owned subsidiary, Nexxis Inc., a Nevada corporation. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s former business segments, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., were sold on September 11, 2025, and are classified as discontinued operations.

The Company’s continuing operations consist of a single reportable segment focused on voice and data solutions. The Chief Executive Officer reviews consolidated financial information to assess performance and allocate resources.

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

Fair Value Measurement

The Company’s financial instruments include cash, accounts receivable, accounts payable and operating lease commitments. Management believes that the estimated fair values of cash, accounts receivable, and accounts payable as of September 30, 2025, approximate their carrying values due to the short-term nature of these instruments.

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

The Company’s Level 1 assets and liabilities include cash, accounts receivable, marketable securities, accounts payable, prepaid expenses, and other current assets. Management believes the estimated fair value of these accounts at September 30, 2025, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

The Company’s Level 2 assets and liabilities include the Company’s finance and operating lease assets and liabilities. The carrying amounts of these leases approximate their fair values, based on a comparison of the lease terms and the Company’s incremental borrowing rates with those of similar leases available in the market.

Level 3 fair value measurements are derived from valuation techniques that include significant inputs that are not based on observable market data. When required, the Company uses discounted and undiscounted cash flow models to determine the fair value of certain assets and liabilities. These models rely on unobservable inputs, which reflect management’s own assumptions about the factors that market participants would use in pricing the asset or liability, and are significant to the overall fair value measurement.

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

As of September 30, 2025, the Company’s Nexxis subsidiary had four customers that individually accounted for approximately 28%, 14%, 11%, and 10% of the Company's total accounts receivable, respectively. For each of the three and nine months ended September 30, 2025, one customer accounted for more than 10% of sales in the Company’s Nexxis subsidiary.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. Due to the monthly subscription nature of the services and positive collection history, this allowance has not been material.

Property and Equipment

Property and equipment, which consists primarily of office and computer equipment, are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives for this equipment are generally five to seven years.

Additions, betterments, and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Revenue Recognition

The Company’s continuing operations derive all revenue from its Nexxis subsidiary, which provides Voice over Internet Protocol (“VoIP”), Internet access, and data transport services. Revenue is recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company’s contracts are typically monthly subscription agreements. For these contracts, the Company has a single performance obligation: to provide continuous access to its VoIP, Internet, and/or data transport services over the contract term. This performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits of the services as they are provided.

Revenue is recognized ratably over the monthly service period. The Company’s standard payment terms are monthly, and the transaction price is the fixed monthly subscription fee. Because the billing cycle corresponds directly to the service period, the Company does not have significant contract assets or contract liabilities (deferred revenue) at the end of a reporting period. All revenue from continuing operations is transacted in the United States in U.S. dollars.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $5,613 and $9,087 for advertising costs for the three months ended September 30, 2025, and 2024, respectively. The Company incurred $12,131 and $29,658 for advertising costs for the nine months ended September 30, 2025, and 2024, respectively.

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

Net Income Per Common Share

Basic income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted for income or loss that would result from the assumed conversion of potential shares of Common Stock from contracts that may be settled in stock or cash by the weighted average number of shares of Common Stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income attributable to common stockholders	$16,778,276	$122,397	$16,069,305	$235,259

Weighted average number of common shares - basic	7,293,644	6,999,447	7,177,691	6,918,253
Dilutive securities
Options	202,792	181,842	176,220	192,135
Restricted stock units	117,170	224,375	128,880	224,375
Weighted average number of common shares - diluted	7,613,606	7,405,664	7,482,791	7,334,763

Earnings per share, basic	$2.30	$0.02	$2.24	$0.03
Earnings per share, diluted	$2.20	$0.02	$2.15	$0.03

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	—	510,953	—	500,660
Warrants	513,750	2,495,860	513,750	2,495,860
	513,750	3,006,813	513,750	2,996,520

Note 3 –Discontinued Operations

On September 11, 2025, the Company completed the sale of its Cloud Solutions Business for a base purchase price of $40,000,000. At closing, the proceeds were contractually adjusted for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital.

This resulted in total cash received at closing of $38,068,463. The transaction remains subject to final post-closing adjustments, which may be settled from the escrowed funds.

The operating results of these divested subsidiaries have been reclassified and are presented as “Income (loss) from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for all periods presented. The gain on the sale is presented separately in the Condensed Consolidated Statements of Operations, as follows:

Amount
Gross cash proceeds received after working capital adjustment	$38,068,463
Add: Amount placed in Escrow	1,500,000
Less:
Carrying value of net assets disposed (1)	(9,870,523)
Cash transaction and selling costs (2)	(2,434,172)
Warrant liability reclassification (3)	(2,461,663)
Total pre-tax gain on sale	$24,802,105
Income tax expense (4)	(7,330,816)
Net gain on sale of discontinued operation	$17,471,289

(1) Represents the carrying value (book value) of the assets and liabilities of the Business on the date of sale.

(2) Represents cash selling expenses, including legal and advisory fees, as shown on the Condensed Consolidated Statement of Cash Flows.

(3) Represents the fair value of the warrant liability reclassified from equity as cost of the transaction (see Note 5).

(4) Represents the estimated provision for federal and state income taxes on the gain from the sale. This tax expense was determined based on management's preliminary analysis, which included estimates for the taxable gain on the sale, the utilization of the Company's net operating loss carryforwards based on a preliminary analysis and an estimate for state income taxes. The final tax expense is subject to change pending the completion of formal tax studies and final calculations and may be adjusted.

Summary of Significant Accounting Policies of Discontinued Operations

The Cloud Solutions Business derived revenue from subscription services for cloud infrastructure and disaster recovery, managed services, and the sale of equipment and software. Subscription revenue was recognized ratably over the contract term. Revenue from equipment and software sales was recognized at a point in time when control transferred to the customer. Goodwill and other intangible assets of the Cloud Solutions Business were tested for impairment annually. Property and equipment, primarily data center assets, were depreciated on a straight-line basis over their estimated useful lives.

The major classes of assets and liabilities of the Cloud Solutions Business classified as discontinued operations   were as follows:

December 31, 2024
ASSETS:
Accounts receivable	$2,166,440
Prepaid and other assets	740,964
Current assets of discontinued operations	2,907,404

Property and equipment, net	3,433,579
Goodwill and intangible assets, net	5,665,677
Right-of-use and other assets	621,742
Total assets of discontinued operations	$12,628,402

LIABILITIES:
Accounts payable and accrued expenses	$2,594,789
Deferred revenue	212,390
Finance and operating lease liabilities - current	150,380
Current liabilities of discontinued operations	2,957,559
Finance and operating lease liabilities – non-current	523,070
Total liabilities of discontinued operations	$3,480,629

Operating results for the discontinued operations were as follows:

	July 1, 2025 to	Three Months Ended	January 1, 2025 to	Nine Months Ended
	September 11, 2025	September 30, 2024	September 11, 2025	September 30, 2024

Sales	$3,449,697	$5,483,536	$16,039,680	$18,055,939
Cost of sales	1,963,757	3,116,332	9,436,049	10,564,354
Gross Profit	1,485,940	2,367,204	6,603,631	7,491,585

Selling, general and administrative	2,339,986	1,553,402	6,678,953	5,219,717
Income (loss) from discontinued operations	(854,046)	813,802	(75,322)	2,271,868

Interest and other expense	(81)	(11,414)	(41,653)	(32,934)
Provision (benefit) for income taxes	(31,624)	—	(31,624)	—

Income (loss) from discontinued operations, net of tax	$(822,503)	$802,388	$(85,351)	$2,238,934

Note 4 - Prepaids and other current assets

Prepaids and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid subscriptions and licenses	$2,244	$26,991
Prepaid insurance	51,953	67,373
Deferred transaction costs	69,056	—
Other	4,525	24,174
Prepaid and other current assets	$127,778	$118,538

Note 5 - Warrant Liability

Description of Warrants and Fundamental Transaction

On July 21, 2021, the Company issued 1,031,250 Common Stock Purchase Warrants (the “July 2021 Warrants”) to institutional investors. The July 2021 Warrants have an exercise price of $6.15 per share.

The July 2021 Warrant agreements contained a “Fundamental Transaction” provision stating that upon a merger, change in control, or sale of all or substantially all of the Company’s assets, holders could elect to receive a cash payment equal to the Black-Scholes value of their July 2021 Warrants.

On September 11, 2025, the Company completed the sale of its CloudFirst division (see Note 3, “Discontinued Operations”). This transaction constituted a Fundamental Transaction, which triggered the cash-settlement provision for all outstanding July 2021 Warrants.

Accounting Policy

Prior to September 11, 2025, the July 2021 Warrants were classified as equity, as the cash-settlement provision was contingent and not probable of being triggered.

The triggering of the cash-settlement provision on September 11, 2025, required the July 2021 Warrants to be reclassified from equity to a liability at their fair value. The Company recognized an initial warrant liability of $2,461,663, which was recorded as a component of the gain on sale of discontinued operations.

The warrant liability is subject to remeasurement at fair value at each subsequent reporting period. For the period from the September 11, 2025 reclassification date through September 30, 2025, the change in the liability's fair value was determined by management to be immaterial.

Fair Value Measurement

The fair value of the warrant liability is measured using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions. These inputs are considered Level 3 inputs within the fair value hierarchy.

The key assumptions used in the Black-Scholes-Merton model to value the outstanding warrant liability as of September 30, 2025, were as follows:

Assumption	September 30, 2025
Stock Price	$5.15
Exercise Price	$6.15
Expected Term (in years)	1.3 years
Expected Volatility	107.8%
Risk-Free Interest Rate	3.8%
Expected Dividend Yield	0.0%

●	Expected Term: The expected term represents the remaining contractual life of the warrants.

●	Expected Volatility: The expected volatility is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term.

●	Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation for instruments with a similar expected term.

●	Expected Dividend Yield: The Company has not paid, and does not anticipate paying, any cash dividends on its common stock.

Warrant Liability Roll-Forward

The following table provides a roll-forward of the warrant liability, which is measured at fair value on a recurring basis:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$—	$—
Reclassification from equity on 9/11/25	2,461,663	2,461,663
Cash settlement of warrants	(1,236,825)	(1,236,825)
Ending Balance	$1,224,838	$1,224,838

During the three and nine months ended September 30, 2025, holders of 517,500 July 2021 Warrants elected to receive cash settlements totaling $1,236,825.

Note 6 - Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share. No shares of Preferred Stock are currently outstanding.

At the Market Equity Distribution Agreement

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

Common Stock Options

A summary of the Company’s options activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2025	678,302	$2.79	6.42
Options Granted	51,240	4.36
Exercised	(195,651)	2.24
Expired/Cancelled	(30,958)	2.79
Options Outstanding at September 30, 2025	503,113	$2.56	4.48

Options Exercisable at September 30, 2025	503,113	$2.56	4.48

Share-based compensation expense for options totaling $383,734 and $50,451 was recognized in the Company’s results for the three months ended September 30, 2025, and 2024, respectively. Share-based compensation expense for options totaling $507,018 and $140,566 was recognized in the Company’s results for the nine months ended September 30, 2025, and 2024, respectively.

The intrinsic value of outstanding options as of September 30, 2025, was $779,471.

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

As of September 30, 2025, there was no unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2025, and 2024, are set forth in the table below.

	2025	2024
Weighted average fair value of options granted	$4.36	$5.72
Risk-free interest rate	4.32%	3.94%-4.21%
Volatility	108.39%	126%-159%
Expected life (years)	5.21	6 years
Dividend yield	$—%	$—%

Warrants

A summary of activity related to Common Stock Warrants and related information follows for the nine months ended September 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	1,031,250	$6.15
Granted	—	—
Exercised	—	—
Settled for cash (Fundamental Transaction)	(517,500)	6.15
Forfeited/Expired	—	—
Outstanding at September 30, 2025	513,750	6.15
Exercisable at September 30, 2025	513,750	$6.15

Share-based awards, Restricted Stock Units (‘RSUs’)

A summary of the activity related to RSUs for the nine months ended September 30, 2025, is presented below:

Restricted Stock Units (RSUs)	Shares	Weighted Average Fair Value $
RSUs non-vested at January 1, 2025	214,375	$2.79
RSUs granted	125,083	3.95
RSUs vested	(224,547)	3.41
RSUs forfeited	(949)	4.88
RSUs non-vested at September 30, 2025	113,962	$2.81

Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $154,084 and $57,844 for the three months ended September 30, 2025, and 2024, respectively. Stock-based compensation for RSUs has been recorded in the consolidated statements of operations and totaled $498,812 and $202,492 for the nine months ended September 30, 2025, and 2024, respectively.

As of September 30, 2025, there was no unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans.

Preferred Stock

Key provisions of the Company’s authorized and designated Series A Preferred Stock are set forth below. There are no shares of Series A Preferred Stock issued or outstanding as of September 30, 2025:

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event.

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

Voting

Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes, upon any meeting of the stockholders of the Company (or action taken by written consent in lieu of any such meeting) equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock could be converted.

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all common stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. There are no shares of Series A Preferred Stock outstanding as of September 30, 2025.

Note 7 – Commitments and Contingencies

The Company is currently not involved in any litigation that it believes could have a materially adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its Common Stock, any of its subsidiaries or of the Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 8 – Income Taxes

The Company's provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete items that arise during the period.

Continuing Operations: For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $1,034,683 on its pre-tax loss from continuing operations of $2,347,855. This benefit resulted from a partial release of the Company's valuation allowance against its net deferred tax assets. The taxable gain generated from the sale of the discontinued operation (discussed below) provided a source of income, allowing for the realization of these deferred tax assets which previously did not meet the "more likely than not" criteria. For the comparable 2024 period, the Company maintained a full valuation allowance.

Discontinued Operations: For the nine months ended September 30, 2025, the Company recorded a pre-tax loss from discontinued operations of $116,975 and a related tax benefit of $31,624.

Separately, the Company completed the sale of its discontinued operation, resulting in a pre-tax gain of $24,802,105 for the nine months ended September 30, 2025. The Company recorded a provision for federal and state income taxes on this gain of $7,330,816. This gain is treated as a significant, discrete item for tax purposes. The final tax expense is subject to change pending the completion of formal tax studies.

The final tax expense is subject to change pending the completion of formal tax studies and final calculations, and may be adjusted in the future. The $4,362,885 tax expense is recorded as a component of the "Net gain on sale of discontinued operation" in the Condensed Consolidated Statements of Operations and as "Income taxes payable" on the Condensed Consolidated Balance Sheet.

Note 9 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received from Nexxis Capital $0 and $0 for the three and nine months ended September 30, 2025, and $3,257 and $7,348 for the three and nine months ended September 30, 2024, respectively.

Eisner & Maglione CPA’s LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPA’s LLC. The Company paid Mr. Maglione’s firm $7,878 and $5,075 for accounting and consulting services for the three months ended September 30, 2025, and 2024, respectively. The Company paid Mr. Maglione’s firm $35,616 and $13,908 for accounting and consulting services during the nine months ended September 30, 2025, and 2024, respectively.

Note 10 – Equity Investment

On May 21, 2025, the Company invested $100,000 in TG-17, Inc.(“TG-17”), a privately held Delaware corporation, in exchange for shares of TG-17 Series CF Preferred Stock. The investment represents less than 20% of the outstanding equity of TG-17, Inc. and does not convey board representation, control rights, or any significant influence over the investee’s operating or financial policies.

The investment does not have a readily determinable fair value, and accordingly, the Company accounts for the investment using the measurement alternative. Under this method, the investment is recorded at its original cost and is adjusted for any impairment or for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of September 30, 2025, the Company has not identified any events or changes in circumstances that would indicate impairment of the investment, nor has it observed any transactions requiring a remeasurement of its carrying value. The investment is classified as a non-current asset on the balance sheet.

Note 11 - Subsequent Events

The Company has evaluated events that occurred through November 18, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than as follows:

Final Settlement of Warrant Liability

In October 2025, subsequent to the period ended September 30, 2025, the Company completed the final settlement of its outstanding warrant liability, which was recorded at $1,224,838 on the Condensed Consolidated Balance Sheet.

The full liability was extinguished through two actions:

●	Cash payments totaling approximately $812,000 were made to holders who exercised their cash settlement rights.
●	The remaining liability balance of approximately $412,000 was reclassified to Additional Paid-in Capital, as the 30-day period for holders to elect a cash settlement expired.

As of the date of this filing, the Company has no remaining liability associated with these warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 31, 2025, as amended on April 30, 2025 (the “2024 Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

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

Company Overview

Data Storage Corporation (“Data Storage,” “we,” “us,” “our” and the “Company”) has been a leading provider of multi-cloud hosting, fully managed cloud services, disaster recovery, cybersecurity, IT automation, and voice & data solutions for more than twenty years. However, following the sale of our cloud solutions business on September 11, 2025, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., there has been a strategic shift in our operations. We continue to operate our subsidiary, Nexxis Inc. (“Nexxis”), a telecommunications and data solutions access company. We are focused on managing, building, expanding or acquiring synergetic technology companies that provide leading edge solutions that assist businesses and institutions improve our business processes. We intend to pursue acquisitions of companies in complementary and high-growth technology sectors.

At the closing of the sale of the CloudFirst business on September 11, 2025, we received $38,068,463 in cash. This amount was based on a contractual base purchase price of $40,000,000, adjusted at closing for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital.

From this amount, we paid $2,434,172 for selling expenses and other transaction costs. As a result, our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025, reflects net cash proceeds of $35,634,291 from the sale, net of cash selling expenses.

The net proceeds, after accounting for all transaction costs and estimated taxes, are reflected in the Gain on sale of discontinued operation on the Condensed Consolidated Statements of Operations.

Our Board of Directors (the “Board”) has determined that we will engage in a tender offer to repurchase from our shareholders up to 85% of our outstanding shares of Common Stock at the time the tender offer is made, which our Board currently expects will be commenced in the fourth quarter of 2025. We intend to use 85% of our cash on hand on the date the tender offer is made, inclusive of the net sale proceeds received in connection with the sale of the CloudFirst business, net of certain expenses and taxes, to offer to repurchase up to 85% of our outstanding shares of Common Stock in compliance with all relevant statutory requirements.

Our Board is actively evaluating multiple strategic alternatives for the use of the remaining sale proceeds, with the goal of maximizing long-term shareholder value. Some of the uses for such remaining cash include, without limitation:

●	Targeted Acquisitions in High-Growth Sectors – We intend to leverage our management’s expertise in technology and pursue acquisitions of companies in complementary and high-growth technology sectors which may include the following:

o	Artificial Intelligence (AI) Enabled Vertical SaaS (software-as-a-service) GPU infrastructure type services, IaaS

o	Cybersecurity solutions and related applications and services, such as SOC.

o	Investments in companies in various sectors

●

Sale or Merger of the Company – Our Board may evaluate potential strategic interest in the public company itself, including a full sale, reverse merger, or other business combination with a third party that may benefit from our public listing, cash position, 250 million shares authorized and clean capital structure; and/or

●	A Hybrid of the Above Strategies – We may pursue a combination of the above strategies for the remaining sale proceeds beyond those intended to be used for the tender offer.

The Board has not made a final determination regarding the use of proceeds received from consummation of the sale of the CloudFirst business in excess of those intended to be used for the tender offer, the terms of which have not been finalized. Any such actions will be subject to further review, market conditions, and, where required, shareholder approval. We are committed to maximizing shareholder value while maintaining flexibility to pursue the most advantageous path forward.

RESULTS OF OPERATIONS

Following the sale of our cloud solutions business on September 11, 2025, our continuing operations consist solely of our Nexxis subsidiary. The historical operations of the divested business have been reclassified and are presented as “Income (loss) from discontinued operations, net of tax” in our Condensed Consolidated Statements of Operations.

Accordingly, the following discussion and analysis of our results of operations focuses on our continuing operations (Nexxis) for the periods presented.

Three months ended September 30, 2025, as compared to September 30, 2024

 Sales and Gross Profit

Sales from our continuing operations, which consist of our Nexxis subsidiary, were $416,956 for the three months ended September 30, 2025, an increase of $91,657, or 28.2%, from $325,299 in the same period last year due to an expanding customer base. The increase was primarily driven by the continued expansion of our voice and data telecommunications solutions to new and existing customers.

Gross profit for the third quarter of 2025 was $198,499, an increase of $54,032, or 37.4%, compared to $144,467 in the third quarter of 2024. Our gross profit margin improved to 47.6% from 44.4% in the prior-year period. The increase in gross margin was primarily due to successful cost management and scaling efficiencies as our subscription revenue base grows.

 Selling, general and administrative expenses

	Three Months Ended September 30,
	2025	2024	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$415,802	$375,600	$40,202	10.7%
Stock based compensation	537,818	108,335	429,483	396.4%
Professional fees	277,519	396,762	(119,243)	(30.1)%
Software as a service	1,558	3,724	(2,166)	(58.2)%
Advertising	5,613	9,087	(3,474)	(38.2)%
Commissions	22,376	19,733	2,643	13.4%
Depreciation and amortization	563	408	155	37.9%
Travel and entertainment	5,754	48,282	(42,528)	(88.1)%
Rent and occupancy	4,970	—	4,970	0.0%
Insurance	9,050	3,228	5,822	180.3%
Other	15,951	18,940	(2,989)	(15.8)%
Total Expenses	$1,296,974	$984,099	$312,875	31.8%

Selling, general and administrative expenses. For the three months ended September 30, 2025, selling, general and administrative expenses increased $312,875, or 31.8%, to $1,296,974 from $984,099 for the three months ended September 30, 2024. The increase was primarily driven by a $429,483, or 396.4%, increase in non-cash stock-based compensation primarily related to the accelerated vesting of equity awards in connection with the Divestiture, which triggered a fundamental transaction clause in equity award agreements with employees. Salaries and director fees also increased by $40,202, or 10.7%, due to annual merit-based adjustments. These increases were partially offset by a $119,243, or 30.1%, decrease in professional fees as certain legal and consulting projects from the prior year were completed.

Income from continuing operations, net of tax. income from continuing operations was $129,555 for the three months ended September 30, 2025, compared to a loss of $678,862 in the prior year period. The change compared to the prior period was primarily due to an income tax benefit recorded in the 2025 period, offset by an increase in non-cash stock-based compensation.

Interest Income. Interest income for the three months ended September 30, 2025, was $193,347, compared to $160,770 for the three months ended September 30, 2024. The 20.3% increase in other income was primarily due to higher interest income earned on our portfolio of marketable securities, which was significantly expanded using the net proceeds from the sale of our cloud solutions business (the “Divestiture”).

Nine months ended September 30, 2025, as compared to September 30, 2024

Sales and Gross Profit

Sales from our continuing operations were $1,057,651 for the nine months ended September 30, 2025, an increase of $158,516, or 17.6%, from $899,135 in the same period last year. The increase was primarily driven by an expanding customer base in our Nexxis voice and data solutions business.

Gross profit for the nine months ended September 30, 2025 was $477,458, an increase of $83,007, or 21.0%, compared to $394,451 in the prior-year period. Our gross profit margin improved to 45.1% from 43.9% in the prior-year period, driven by favorable sales mix and operating leverage.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2025	2024	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$1,358,165	$1,181,502	$176,663	15.0%
Stock based compensation	1,005,830	343,058	662,772	193.2%
Professional fees	682,634	1,086,634	(404,000)	(37.2)%
Software as a service	4,667	10,696	(6,029)	(56.4)%
Advertising	12,131	29,658	(17,527)	(59.1)%
Commissions	56,210	49,223	6,987	14.2%
Depreciation and amortization	1,660	1,215	445	36.6%
Travel and entertainment	37,284	96,040	(58,756)	(61.2)%
Rent and occupancy	13,670	—	13,670	0.0%
Insurance	15,797	9,817	5,980	60.9%
Other	54,785	59,297	(4,512)	(7.6)%
Total Expenses	$3,242,833	$2,867,140	$375,693	13.1%

Selling, general and administrative expenses. For the nine months ended September 30, 2025, selling, general and administrative expenses increased $375,693, or 13.1%, to $3,242,833 from $2,867,140 for the nine months ended September 30, 2024. The increase was primarily driven by a $662,772, or 193.2%, increase in non-cash stock-based compensation primarily related to the accelerated vesting of equity awards in connection with the Divestiture, which triggered a fundamental transaction clause in equity award agreements with employees. Salaries and director fees increased $176,663, or 15.0%, attributable to annual merit-based salary adjustments. These increases were significantly offset by a $404,000, or 37.2%, decrease in professional fees, primarily related to lower legal and consulting expenses in the current year.

Loss from continuing operations, net of tax. Loss from continuing operations, net of tax was $1,313,172 for the nine months ended September 30, 2025, compared to a loss of $2,016,109 in the prior year period. The decreased loss was primarily due to a tax benefit recorded in the 2025 period, partially offset by an increase in non-cash stock-based compensation expense.

Interest Income. Interest income for the nine months ended September 30, 2025, was $417,520, compared to $456,580 for the nine months ended September 30, 2024. The 8.6% decrease was primarily due to lower average balances of marketable securities held during the first eight months of 2025 as compared to the prior year. This was partially offset by an increase in interest income generated in the last 19 days of the third quarter from the investment of the net proceeds from the Divestiture.

Income from discontinued operations, net of tax.   For the nine months ended September 30, 2025, we recognized a gain on the sale of discontinued operations of $17,846,470. This gain is net of transaction costs and the reclassification of the warrant liability. This gain was partially offset by a loss from the operations of the CloudFirst business of $116,975 for the period of January 1, 2025, through the sale date of September 11, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Sale of CloudFirst Businesses

On September 11, 2025, we completed the Divestiture, which consisted of our CloudFirst and CloudFirst UK segments, for gross proceeds of $40.0 million. The sale was approved by shareholders on September 10, 2025.

We received net cash proceeds of approximately $38.1 million, which is net of $1.5 million placed in escrow and a working capital adjustment. As of September 30, 2025, we paid transaction costs of $3.7 million (including $1.2 million of contractual warrant repurchases and $2.4 million of direct transaction costs). Additionally, we have accrued $4.4 million in estimated income taxes payable related to the Divestiture and in October 2025, paid $0.8 million of contractual warrant repurchases. Furthermore, these proceeds are subject to final post-closing adjustments for net working capital and closing date debt, which are expected to be paid by amounts held in escrow.

This significant influx of cash has fundamentally altered our liquidity and capital resources. Management’s new strategy is to use the proceeds remaining after the tender offer for strategic investments and acquisitions in high-growth technology sectors, including GPU Infrastructure-as-a-Service (IaaS), AI-driven software, and cybersecurity. We also intend to use a substantial portion of the net proceeds to return capital to shareholders. We believe that our current cash and marketable securities resulting from the sale are sufficient to fund our continuing operations and new strategic initiatives at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q future.

Overview of Liquidity and Cash Flows

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent we are successful in identifying potential acquisition targets and negotiating the terms of such acquisitions, and where the purchase price may include a cash component, we expect to use our working capital and the proceeds of any financing it may engage in to finance such acquisition costs.

Our conclusion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which may require a reduction in selling general and administrative expenses, including salaries for officers that are major shareholders.

On July 18, 2024, we entered into an Equity Distribution Agreement (the “Agreement”) with Maxim, discussed in Note 8 to the condensed consolidated financial statements, pursuant to which we may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of our common stock. There can be no guarantee that we will be able to raise capital from sales under the Agreement. To date, we have not made any sales under the Agreement.

The Company’s working capital in the company’s continuing operations was $46,749,512 on September 30, 2025, increasing by $34,829,443 from $11,920,069 at, December 31, 2024. The increase is primarily attributable to the disposition of the CloudFirst business. The working capital at, December 31, 2024, included the assets and liabilities of the business that was subsequently sold, while the working capital at, September 30, 2025, reflects only our continuing operations (Nexxis Inc.) and the net proceeds from the Divestiture.

Cash Flows for nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities of continuing operations	$(1,145,839)	$(1,637,378)
Cash provided by (used in) investing activities of continuing operations	1,423,190	(58,722)
Cash provided by (used in) financing activities of continuing operations	(824,051)	88,732
Cash provided by (used in) discontinued operations	(248,633)	692,356
Effect of exchange rate changes on cash	9,950	—

Decrease in cash	(785,383)	(915,012)
Cash, beginning of period	1,070,097	1,428,730
Cash, end of period	$284,714	$513,718

Operating Activities: Cash used in operating activities of continuing operations was $1.1 million for the nine months ended September 30, 2025, compared to $1.6 million used in the prior-year period. The cash used in 2025 was primarily driven by the loss from continuing operations of $2.3 million, which was largely offset by non-cash stock-based compensation of $1.0 million and other non-cash charges.

Investing Activities: Cash provided by investing activities of continuing operations was $1.4 million for the nine months ended September 30, 2025, compared to cash used of $58,722 in the same period of the prior year. The cash provided in 2025 was primarily driven by the $35,634,291 in net cash received from the sale of the CloudFirst business. These proceeds were almost entirely deployed into marketable securities, as reflected in the $38.5 million in purchases and $4.3 million in sales of marketable securities during the period.

Financing Activities: Cash used in financing activities of continuing operations was $824,051 for the nine months ended September 30, 2025, compared to cash provided of $88,732 in the same period of the prior year. The significant cash use in 2025 was the $1,236,825 cash settlement of warrants issued in a private placement offering consummated in July 2021 (the “July 2021 Warrants”) following the trigger of the Fundamental Transaction provision in the July 2021 Warrants. This was partially offset by $412,774 in proceeds from stock option exercises.

Cash Flows from Discontinued Operations: Cash used in discontinued operations was $248,633 for the nine months ended September 30, 2025, compared to cash provided of $692,356 in the prior-year period. This represents the net cash flows from the CloudFirst business for the period of January 1, 2025, through the sale date of September 11, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control Over Financial Reporting.

During the course of the review for this Quarterly Report on Form 10-Q, management identified a material weakness in our internal controls over financial reporting. This material weakness relates specifically to the design and execution of controls over the accounting and disclosure of significant and unusual transactions, specifically the controls related to the analysis used in the financial reporting process and the related income tax implications of the divestiture of a material portion of our business, which occurred late in the quarter.

The material weakness resulted from deficiencies in the controls over the analysis used in the financial reporting process, particularly in evaluating the accounting and tax consequences of this complex transaction. As a result, our existing controls did not operate effectively to ensure that such transaction was appropriately assessed and disclosed.

In order to remediate this material weakness, management plans to implement the following steps to strengthen our internal control environment:

●	Enhancing internal review procedures to ensure that significant and unusual transactions are identified, analyzed, and reviewed with appropriate rigor each quarter.

●	Engaging appropriate internal and external resources to support the evaluation of complex transactions, including the related income tax implications, where specialized expertise is required.

●	Providing additional training to relevant personnel on the accounting and disclosure requirements for significant and unusual transactions.

Management will continue to monitor the effectiveness of these remediation efforts and will make further adjustments to the plan as necessary to ensure the material weakness is fully addressed.

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

The Company has not generated a significant amount of net income, and it may not be able to sustain profitability in the future.

As reflected in the unaudited consolidated financial statements, the Company had a loss from continuing operations of $1.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2025, net income attributable to common shareholders of $16.1 million and $15.4 million for the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had cash of $0.3 million, marketable securities of $45.4 million, and working capital in its continuing operations of $46.7 million. There can be no assurance that the Company will continue to generate income in the future or be profitable.

We may need to raise additional capital to acquire companies in complementary and high-growth technology sectors and there can be no assurance that we will be successful in doing so.

We expect our expenses to increase in connection with our anticipated acquisition activities. For the foreseeable future we will have to fund all of our operations and capital expenditures from revenue generated from operations and equity and debt offerings and cash on hand.

We may need to raise additional capital to fund our acquisitions, and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. We currently do not have any commitment for funding. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and in a timely manner.

In connection with the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting. The material weakness relates to the design and execution of controls over the accounting and disclosure of significant and unusual transactions, including the related income tax implications. This weakness was identified in connection with the divestiture of a material portion of our business that occurred late in the quarter.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. Although we are actively implementing a remediation plan, including enhancing internal review procedures and engaging appropriate internal and external resources, the material weakness has not yet been fully remediated.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the third quarter of 2025, we identified a material weakness in our internal controls over financial reporting related to the accounting for significant and unusual transactions. Specifically, the controls related to the analysis utilized in the financial reporting process and the related income tax implication of the significant and unusual transactions. Management plans to fully remediate the identified material weakness in internal controls, however, there can be no assurance that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. In addition, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth may depend in part on our ability to acquire and successfully integrate new businesses. Our Board is actively evaluating multiple strategic alternatives for the use of the remaining sale proceeds, which as stated above, include targeted acquisitions in high growth sectors, a reverse merger or a hybrid of the foregoing. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company may be the target of securities class action and derivative lawsuits which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into agreements similar to the Divestiture involving a sale of a line of business or other business combinations. In addition, the Company may be subject to private actions, collective actions, investigations, and various other legal proceedings by shareholders, customers, employees, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to the Company’s reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to the Company, or the Company were to enter into a settlement arrangement, it could be exposed to monetary damages or limits on its ability to operate its business, which could have an adverse effect on the Company’s business, liquidity financial condition, and operating results. As of the date of this Quarterly Report on Form 10-Q, the Company was not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Divestiture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2025, that were not previously reported in a Current Report on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2025.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Unit Purchase Agreement, dated July 11, 2025, by and among Data Storage Corporation, CloudFirst Technologies Corporation, CloudFirst Technologies, LLC, and Total Server Solutions Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-35384) filed by the Company on July 15, 2025)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed on December 19, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed on January 9, 2009).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333- 148167) filed on December 19, 2007).
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Form of Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.16	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 6, 2024).
10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-35384) filed by the Company on July 15, 2025)
10.2	Asset Contribution Agreement, dated September 11, 2025, by and among Data Storage Corporation, CloudFirst Technologies Corporation, Flagship Solutions, LLC, Secure Infrastructure & Services LLC and CloudFirst Global LLC (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on September 16, 2025)
31 .1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: November 19, 2025
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)