Form 10-K
period 2025-12-31
Data Storage Corp
filed 2026-04-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 001-35384

DATA STORAGE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0530147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 5th Avenue, Second Floor, Suite 2821 New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 564-4922

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DTST	The Nasdaq Capital Market

Warrants to purchase shares of Common Stock, par value $0.001 per share	DTSTW	The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $14,276,639, based upon the closing sale price of $3.43 per share reported on June 30, 2025.

The number of shares of the registrant’s Common Stock outstanding as of April 13, 2026, was 2,167,138.

Documents incorporated by reference: None.

Data Storage Corporation

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Annual Report”) of Data Storage Corporation (the “Company,” “we”, “us,” our”) includes a restatement (the “Restatement”) of the following financial statements (collectively, the “Restated Financial Statements”) as appearing in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Prior Periodic Report”):

●	Our unaudited condensed consolidated balance sheets as of September 30, 2025, our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, our unaudited condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2025, and our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025.

In connection with the preparation of this Annual Report, we identified an error in the Prior Periodic Report related to the accounting for the reclassification of our Common Stock Purchase Warrants issued on July 21, 2021 (the “July 2021 Warrants”). On September 11, 2025, the triggering of a cash-settlement provision required these warrants to be reclassified from equity to a liability at fair value. We determined that the initial recognition of the $2,461,663 warrant liability was incorrectly recorded as a component of Gain on sale of discontinued operations, net of tax, rather than as a reduction to Additional Paid-in Capital. Accordingly, as presented in Note 12 to Item 8 of this Annual Report, we have corrected the prior period financial statements to reflect the initial recognition as a debit to equity, with subsequent changes in the fair value of the liability recognized in the consolidated statements of operations.

The Item of this Annual Report that restates information in the Quarterly Report as a result of the Restated Financial Statements is Part II., Item 8., Financial Statements and Supplementary Data.

We have not filed and do not intend to file an amendment to our Quarterly Report.

Compensation Recovery Policy

In connection with rules of the Securities and Exchange Commission (“SEC”) and Nasdaq requiring adoption of a clawback policy applicable to incentive-based compensation for Section 16 officers of listed companies, the Company has adopted a clawback policy. Under such policy, if the Company is required to restate its financial results, the Company will recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Restatement. As such, we conducted a clawback analysis in connection with the Restatement as required by the Company’s policies and concluded that recovery of erroneously awarded compensation was not required under the clawback policy as no excess incentive-based compensation was paid to any subject executive officer based on the financial results related to Restated Financial Statements.

Internal Control Considerations

In connection with the restatement of the Restated Periods, management concluded our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025, as described in Part II, Item 9A, Controls and Procedures. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures.

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

Summary Risk Factors

Risks Related to the Company’s Business

●	We have not generated a significant amount of net income and we may not be able to sustain profitability in the future.

●	We may need to raise additional capital to acquire companies in complementary and high-growth technology sectors and there can be no assurance that we will be successful in doing so.

●	Our strategic pivot following the sale of the CloudFirst business, including our plan to deploy a substantial portion of the remaining sale proceeds toward acquiring companies in high-growth sectors such as artificial intelligence and cybersecurity, exposes us to substantial execution, integration, and regulatory and tax-related risks that could adversely affect our business, financial condition, and results of operations.

●	We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and in a timely manner.

●	A shutdown of the U.S. federal government may adversely affect our business.

●	There is uncertainty regarding our future business strategy, which could affect our financial condition and prospects.

●	Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

●	Completing an acquisition in a new industry or market could impair our ability to successfully manage the acquired business.

●	Upon exercise of our outstanding options or warrants, we will be obligated to issue a substantial number of additional shares of Common Stock which will dilute our present shareholders.

●	We may be the target of securities class action and derivative lawsuits which could result in substantial costs.

●	If Nexxis is unable to attract new customers on a cost-effective basis, its revenue and operating results would be adversely affected.

●	We expect to continue to acquire or invest in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

●	Integration of an acquired company’s operations may present challenges.

●	To date, a substantial portion of Nexxis’ revenues have come from a limited number of customers, making it dependent on those few customers.

Risks Related to the Company’s Industry

●	Nexxis’ business is subject to an evolving regulatory framework, and changes in the laws and regulations applicable to its interconnected nomadic VoIP, internet access, and data transport services could materially adversely affect its business, financial condition, and results of operations.

●	If a cyberattack was able to breach Nexxis’ security protocols and disrupt its data protection platform and solutions, such disruption could increase its expenses, damage its reputation, harm its business and adversely affect our stock price.

●	Nexxis’ ability to provide services to its customers depends on its customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

●	If Nexxis is unable to retain its existing customers, its business, financial condition, and operating results will be adversely affected.

●	Our shift in focus makes it difficult for investors to evaluate our future business prospects. If we are unable to execute our business plan, our future growth and operating results could be adversely affected.

●	If Nexxis is unable to sustain market recognition of and loyalty to its brand, or if its reputation were to be harmed, it could lose customers or fail to increase the number of its customers, which could harm its business, financial condition, and operating results.

●	Nexxis is subject to governmental regulation and other legal obligations related to privacy, and any actual or perceived failure to comply with such obligations would harm its business.

●	Errors, failures, bugs in or unavailability of Nexxis’ solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others.

●	The loss of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business and growth prospects.

●	Declining general economic or business conditions and changes to trade policy, including tariffs and customs regulations, may have a negative impact on our business.

Risks Related to Intellectual Property

●	Assertions by a third party that Nexxis’ solutions infringe its intellectual property, whether or not correct, could subject Nexxis, and us, to costly and time-consuming litigation or expensive licenses.

●	Nexxis relies on third-party software to develop and provide its solutions, including server software and licenses from third parties to use patented intellectual property.

●	If we and our subsidiaries are unable to protect our and their domain names, reputation, and brand, our business and operating results, as well as that of our subsidiaries, could be adversely affected.

Risks Related to the Company’s Common Stock and Securities

●	Our stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

●	We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

●	Upon exercising our outstanding options or warrants, we will be obligated to issue a substantial number of additional shares of our Common Stock which will dilute our present shareholders.

●	Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

●	We do not expect to declare any Common Stock cash dividends in the foreseeable future.

●	Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

●	Provisions of Nevada law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

ITEM 1. BUSINESS

Overview

Data Storage Corporation (“Data Storage,” “we,” “us,” “our” and the “Company”) has been a leading provider of multi-cloud hosting, fully managed cloud services, disaster recovery, cybersecurity, IT automation, and voice & data solutions for more than twenty years. Following the sale of our cloud solutions business on September 11, 2025, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., there has been a strategic shift in our operations. We continue to operate our subsidiary, Nexxis Inc. (“Nexxis”), a telecommunications and data solutions access company. We are currently focused on managing, building, expanding or acquiring synergetic technology companies that provide leading edge solutions that assist businesses and institutions improve their business processes. We are pursuing acquisitions of companies in complementary and high-growth technology sectors.

Nexxis is a provider of fully managed business voice, internet, data transport, and SD-WAN communication solutions engineered for enterprise-grade reliability, cloud performance, and simplified operations. It delivers integrated technology services designed to support modern, cloud-centric work environments with continuous uptime, superior quality of service, and a single point of management for complex connectivity needs. Nexxis operates nationwide, serving businesses across multiple verticals including healthcare, professional services, financial services, manufacturing, and distributed enterprise environments. Nexxis positions itself as a cloud-first communications provider delivering high-availability voice and data services with a simplified operational model. Nexxis differentiates itself through integrated voice and internet architecture, proactive monitoring, enterprise-grade performance, and a white-glove customer experience. The solutions offered by Nexxis are particularly well-suited for distributed enterprises, hybrid workforces, cloud-dependent organizations, and businesses requiring high uptime and performance guarantees.

The unified service agreement offered by Nexxis to its customers provides fully managed, integrated connectivity services that combine advanced voice communications with high-performance internet and WAN infrastructure. Nexxis’ business model emphasizes operational simplicity, performance optimization, and vendor consolidation. Key value drivers include:

●	Fully Managed 24×7 monitoring and support;

●	Multi-carrier redundancy and intelligent SD-WAN routing;

●	Single invoice and unified service management;

●	Reduced downtime and improved business continuity; and

●	Lower total cost of ownership compared to legacy multi-vendor environments.

Sale of CloudFirst Business

On September 11, 2025, we closed the sale of the CloudFirst business, for which we received $38,068,463 in cash. This amount was based on a contractual base purchase price of $40,000,000, adjusted at closing for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital. After taking into account the selling expenses, estimated taxes on the sale, and other transaction costs, our net proceeds from the sale were approximately $31.6 million.

Recent Developments

As part of our strategy to return value to our shareholders following the sale of the CloudFirst business, our Board of Directors (the “Board”) determined to engage in a tender offer (the “Tender Offer”) to repurchase from our shareholders up to 85% of our outstanding shares of common stock, par value $0.001 per share (“Common Stock”), using 85% of our cash on hand on the date of commencement of the Tender Offer, inclusive of the net sale proceeds received in connection with the sale of the CloudFirst business, net of certain expenses and taxes.

On December 8, 2025, we commenced the Tender Offer to purchase up to 6,192,990 shares of Common Stock, representing approximately 83% of our issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,971. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for the tendered shares, we had 2,167,138 shares of Common Stock outstanding. After completing the Tender Offer and related payments, we retained over $10.0 million in cash. Included in the tendered shares were an aggregate of 895,876 shares of Common Stock tendered by our directors and officers.

Strategy and Competitive Position

With the completion of the Tender Offer, we have streamlined our capital structure, while maintaining a strong balance sheet and liquidity to support future strategic initiatives, with the goal of maximizing long-term shareholder value. The Board is actively evaluating strategic opportunities that support our growth plan, centered on thoughtful consolidation across technology-enabled services. Our strategy prioritizes businesses with recurring revenue, high margins, established customer bases, and clear paths to scale—particularly in areas such as GPU type environments, AI-driven software applications, cybersecurity, and telecommunications, including, without limitation:

● Targeted Acquisitions in High-Growth Sectors – We intend to leverage our management’s expertise in technology and pursue acquisitions of companies in complementary and high-growth technology sectors which may include the following:

o	Artificial Intelligence (AI), Enabled Vertical Software-as-a-Service (SaaS), GPU Infrastructure-as-a-Service (IaaS)

o	Cybersecurity solutions and related applications and services, such as SOC.

o	Investments in companies in various sectors

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

The Board has not made a final determination regarding the use of our current cash on hand. Any such actions will be subject to further review, market conditions, and, where required, shareholder approval. We are committed to maximizing shareholder value while maintaining flexibility to pursue the most advantageous path forward.

Government Regulation

We operate through our Nexxis subsidiary, within a complex and evolving regulatory landscape, governed by a multitude of federal, state, local, and international privacy laws. These laws regulate tour handling of personal and customer data, reflecting the growing importance of privacy in the digital age. Compliance with these regulations is critical, as failure to do so could result in legal action, loss of customer trust, and negative impacts on our reputation and operations.

Key Regulatory Frameworks:

●	General Compliance: We are committed to adhering to industry standards and the various privacy policies and obligations it holds towards third parties. This includes compliance with laws and regulations related to the protection and handling of personal information and customer data.

●	Healthcare Sector Compliance: Particularly significant is our compliance with health-related privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH). These regulations mandate strict controls over the handling of health information to protect patient privacy.

●	Business Associate Agreements (BAAs): For healthcare clients, we enter into BAAs that outline the permissible uses of health information, ensure the protection of this data through appropriate safeguards, and require notification of any unauthorized use or disclosure.

Compliance Measures Include:

●	Ensuring that the use or disclosure of personal health information aligns with the restrictions and permissions defined in BAAs.

●	Implementing robust administrative, physical, and technical safeguards to protect personal information.

●	Obligating us to report any unauthorized information use or disclosure to the client.

●	Permitting termination of the service by clients if we breach BAA terms and cannot rectify the breach.

●	Mandating the return or destruction of all personal health information upon the termination of a client’s subscription.

The regulatory environment for us is marked by rapid changes and requires continuous vigilance to ensure compliance. As privacy regulations evolve, we may need to adjust our services and practices to remain compliant, thereby safeguarding our reputation and facilitating the development of new and innovative services that respect customer privacy.

Nexxis Regulatory Framework

Nexxis provides interconnected nomadic Voice over Internet Protocol (“VoIP”) services, internet access services, and data transport services. These offerings are generally classified as “information services” under the Communications Act of 1934, as amended (the “Communications Act”), rather than “telecommunications services.” As a result, Nexxis’ services are subject to a different and generally less comprehensive regulatory framework than that applicable to traditional common carrier telecommunications providers. However, information services remain subject to an evolving regulatory landscape at the federal, state, and local levels, and certain aspects of Nexxis’ operations are regulated notwithstanding its status as an information services provider.

Federal Communications Commission Regulation

The Federal Communications Commission (“FCC”) regulates certain aspects of interconnected nomadic VoIP and broadband internet access services. While the FCC has historically classified interconnected nomadic VoIP as an information service, it has imposed a number of service-specific regulatory obligations, including requirements relating to:

●	Enhanced 911 (“E911”) services, including the provision of emergency calling capabilities and customer notice requirements;

●	Communications Assistance for Law Enforcement Act (“CALEA”) compliance, which requires covered providers to assist law enforcement agencies in executing lawful electronic surveillance;

●	Number portability, access to numbering resources, and participation in numbering databases where applicable;

●	Disability access requirements under the Twenty-First Century Communications and Video Accessibility Act (“CVAA”);

●	Customer proprietary network information (“CPNI”) protections, to the extent applicable; and

●	Truth-in-billing and consumer disclosure obligations, including transparency relating to rates, fees, and service limitations.

In addition, broadband internet access services may be subject to FCC transparency rules and other limited obligations applicable to information services. The regulatory classification of broadband internet access services has been subject to periodic reassessment by the FCC, and reclassification or the adoption of additional rules could result in expanded regulatory requirements, including potential common-carrier-like obligations.

Universal Service and Regulatory Fees

Although information services providers are not generally treated as common carriers, interconnected VoIP providers are required to contribute to the Universal Service Fund (“USF”), which supports programs designed to promote access to telecommunications services, including high-cost, low-income, schools and libraries, and rural healthcare programs. Nexxis is also subject to FCC regulatory fee obligations and reporting requirements associated with these contributions. Changes in contribution methodologies, assessment bases, or contribution rates could increase Nexxis’ costs of operations.

State and Local Regulation

State public utility commissions and local authorities may assert jurisdiction over certain aspects of interconnected VoIP, internet access, and data transport services, particularly with respect to consumer protection, emergency services, taxation, and public safety requirements. While federal law generally preempts state regulation that treats information services as traditional telecommunications services, states continue to adopt and enforce laws governing:

●	Emergency communications and 911-related obligations;

●	Service quality and consumer complaint processes;

●	Privacy and data security requirements; and

●	State and local taxes, fees, and surcharges applicable to communications services.

The scope of permissible state regulation in this area continues to develop, and inconsistent state requirements could increase compliance complexity and costs.

Privacy, Data Security, and Cybersecurity

Nexxis’ operations involve the collection, processing, and transmission of customer and network data. As a result, Nexxis is subject to federal, state, and local laws and regulations governing privacy, data security, and cybersecurity, including laws addressing the protection of personally identifiable information, data breach notification, and network security. These requirements are expanding and evolving, particularly at the state level, and may impose additional compliance, monitoring, and reporting obligations.

Lawful Intercept and Public Safety Requirements

In addition to CALEA obligations, Nexxis must comply with other federal and state laws designed to support public safety and national security, including requirements to cooperate with lawful intercept requests and to maintain the technical capability to support such requests. Compliance with these obligations may require investments in network design, systems, and personnel.

Regulatory Uncertainty

The regulatory framework applicable to interconnected nomadic VoIP, internet access, and data transport services continues to evolve as technology advances and policy priorities change. Legislative, regulatory, or judicial actions could result in the reclassification of Nexxis’ services, the imposition of new obligations, or increased enforcement activity. Compliance with these changes could require additional expenditures, operational modifications, or changes to Nexxis’ business model.

Human Capital Resources

We attribute our success to the skill and dedication of our workforce, consisting of seven full-time employees as of March 31, 2026. We have no collective bargaining agreements in place and maintain a positive relationship with our employees.

Key aspects of our human capital management include:

●	Employee Composition: The workforce includes four in executive management, one in sales, and two in technical roles.

●	Compensation Strategy: Compensation programs are performance-aligned to incentivize both short-term and long-term achievements, aiming to attract, retain, and motivate talent.

●	Health and Safety: Employee health and safety are paramount, underscoring our commitment to our staff and operational philosophy.

Corporate Information

Data Storage Corporation, a Delaware corporation founded in 2001, became a subsidiary of the Company, a Nevada corporation, in 2008. On October 20, 2008, the Company consummated a share exchange transaction with Euro Trend Inc. The Company subsequently changed its name from Euro Trend Inc. to Data Storage Corporation post-acquisition.

In June 2010, we purchased SafeData, LLC, bringing the added solutions for IBM Power Systems disaster recovery and business continuity; in October 2012, we purchased the software and assets of Message Logic LLC, an email archival and compliance software.

In November 2012, we formed a joint venture with ABC Services, Inc. and formed Secure Infrastructure and Services LLC (“SIAS”), the first multi-tenant IBM Hosting for IBM Power hosting; In October 2016 we purchased 50% of SIAS and 100% of ABC Services, Inc.

On October 19, 2017, we formed a new division, Nexxis, to provide VOIP services. We own 80% of the telecommunications and data solutions access company. Prior to our sale of the CloudFirst business, Nexxis was positioned to cross sell our client base and provide new opportunities from of our base.

On February 18, 2021, we announced a joint venture agreement with Able-One Systems Inc. (“Able-One”) to provide our portfolio of enterprise-level IBM cloud infrastructure services to customers in Canada, filling a vital need for cloud services in Canada among businesses that run IBM Power Systems on IBM i, AIX and Linux operating systems.

On May 31, 2021, we completed a merger of Flagship Solutions, LLC, a Florida limited liability company providing Hybrid Cloud solutions, managed services and cloud solutions, (“Flagship”) and our wholly-owned subsidiary, Data Storage FL, LLC, a Florida limited liability company. This transaction with an IBM Gold Business Partner was synergetic to the Company’s services and added new solutions. On January 1, 2024, Flagship was consolidated into our wholly-owned subsidiary, CloudFirst Technologies Corporation, a Delaware corporation incorporated in 2001.

The result of these acquisitions, combined with the Company’s business continuity disaster recovery and IBM Power cloud infrastructure solutions, positioned Data Storage Corporation as an industry leader.

On January 27, 2022, we formed Information Technology Acquisition Corporation a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On August 12, 2024, we formed UK Cloud Host Technologies Ltd., a company formed under the laws of the United Kingdom, for the purpose of establishing an executive presence in London, United Kingdom and managing the business and affairs of the Company within Europe. On December 27, 2024, the name of the entity was changed to CloudFirst Europe Ltd.

On September 11, 2025, we transferred 100% of the outstanding equity interests of CloudFirst Europe Ltd. in connection with the sale of our CloudFirst business, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., to the purchaser thereof.

Facilities

Our Nexxis subsidiary leases office space in Melville, New York. The lease commenced on September 11, 2025 on a month-to-month basis. On February 17, 2026, a lease was executed, requiring monthly payments of $1,800, and expiring on December 31, 2026. In connection with the sale of our CloudFirst business, we entered into a sub-sublease agreement, pursuant to which the purchaser of the CloudFirst business assumed our obligations under the lease. We believe that our facilities, including those of Nexxis, are adequate for our current operations and needs, and those of Nexxis.

Available Information

Official filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments, are accessible for free on our website (www.dtst.com) under the Investor Relations section following their SEC submission. The content on our website is not incorporated by reference into this Annual Report or any other SEC filings.

ITEM 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our Common Stock could decline and you could lose all or part of your investment. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report as result of different factors, including the risks we face described below.

Risks Related to the Company’s Business

We have not generated a significant amount of net income and we may not be able to sustain profitability in the future.

As reflected in the consolidated financial statements, we had net income attributable to common shareholders of $19,204,700 and $523,214 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had cash of $3,489,354 (including restricted cash), marketable securities of $39,004,124, and working capital of $41,784,453 (excluding the amounts payable to the purchaser of discontinued operations and income taxes payable), of which $32,203,548 was paid to the stockholders who tendered their shares in the Tender Offer. There can be no assurance that we will continue to generate income in the future or that the income will be significant.

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

Our strategic pivot following the sale of the CloudFirst business, including our plan to deploy a substantial portion of the remaining sale proceeds toward acquiring companies in high-growth sectors such as artificial intelligence and cybersecurity, exposes us to substantial execution, integration, and regulatory and tax-related risks that could adversely affect our business, financial condition, and results of operations.

We have recently completed the sale of our CloudFirst business and intend to use a portion of the remaining sale proceeds to pursue acquisitions in high-growth sectors, including artificial intelligence and cybersecurity. This strategic shift represents a significant change in our operating focus and risk profile and subjects us to a number of uncertainties that could materially adversely affect our business.

Our ability to successfully execute this strategy depends on identifying suitable acquisition targets, completing transactions on acceptable terms, and effectively integrating acquired businesses. Companies operating in artificial intelligence and cybersecurity are often characterized by rapid technological change, intense competition, significant research and development expenditures, evolving regulatory frameworks, and reliance on highly skilled personnel. We may face challenges integrating acquired operations, technologies, and personnel, realizing anticipated synergies, retaining key employees, and aligning differing business models, compliance practices, or corporate cultures. Failure to address these challenges could result in higher-than-expected costs, operational disruptions, or an inability to achieve anticipated strategic or financial benefits.

In addition, our acquisition strategy may expose us to greater sensitivity to changes in U.S. tax laws and regulations, including the One, Big, Beautiful Bill Act and future legislative, regulatory, or interpretive developments. Many artificial intelligence and cybersecurity companies incur significant research and development expenses and may rely on tax attributes, deductions, or incentives in their operating and financial planning. Changes in the timing, availability, or interpretation of tax benefits, as well as uncertainty regarding their application to acquired businesses, could adversely affect the valuation of potential acquisition targets, the accounting treatment of completed acquisitions, our effective tax rate, cash flows, or the expected returns on invested capital. Assumptions about tax treatment that prove incorrect or change over time could result in earnings volatility, the remeasurement or impairment of deferred tax assets, or reduced operating margins.

Further, the redeployment of divestiture proceeds into acquisitions reduces our financial flexibility and increases our exposure to risks associated with capital allocation decisions. If we are unable to complete acquisitions that perform as expected, or if market, regulatory, economic, or tax conditions change, we may be unable to fully replace the revenues, cash flows, or profitability associated with the divested business. Our common stock price could be adversely affected if investors perceive that our post-divestiture strategy, including our focus on acquisitions in high-growth and technology-driven sectors, entails greater risk or uncertainty than our prior business model.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and in a timely manner.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we identified a material weakness in our internal control over financial reporting. The material weakness relates to the design and execution of controls over the accounting and disclosure of significant and unusual transactions, arising from the divestiture of a material portion of our business. Specifically, the deficient controls related to the analysis used in the financial reporting process and related income tax implications of the divestiture. In addition, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, management identified an error in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 that also related to the accounting and disclosure of the same significant and unusual transactions (the divestiture of a material portion of our business), specifically the accounting for the reclassification of the July 2021 Warrants from equity to a liability. Accordingly, we have corrected the prior period financial statements in a restatement to reflect the initial recognition of the warrant as a debit to equity, with subsequent changes in the fair value of the liability recognized in the consolidated statements of operations. This weakness was identified in connection with the divestiture of a material portion of our business that occurred late in the third quarter of fiscal 2025. The weakness has not yet been remediated.

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

We can give no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in the Company and cause a decline in the price of our Common Stock.

A shutdown of the U.S. federal government may adversely affect our business.

The current partial shutdown, or a recurring shutdown, of the U.S. federal government may adversely affect our business operations and regulatory compliance. Since February 14, 2026, the U.S. federal government has been operating under a partial shutdown resulting from a lapse in appropriations for the Department of Homeland Security (“DHS”), while other federal agencies remain funded. As a result, certain DHS-related services and activities have been disrupted or delayed, including staffing and operations at agencies such as the Transportation Security Administration and the Federal Emergency Management Agency, and related third-party functions on which we may indirectly rely. More broadly, the shutdown has contributed to market volatility, operational inefficiencies and economic uncertainty, including disruptions to travel and commerce. If the shutdown continues or expands, or if future funding lapses occur, additional federal agency operations or regulatory activities could be suspended or delayed, which could adversely affect our operations, access to capital, business plans and the market price and liquidity of our securities. The duration and ultimate impact of the current shutdown are uncertain and beyond our control.

During shutdowns of the U.S. federal government, while the SEC’s EDGAR system remains operational, the potential unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

There is uncertainty regarding our future business strategy, which could affect our financial condition and prospects.

Following the sale of the CloudFirst business, we have not yet determined our future strategic direction. We may pursue acquisitions, joint ventures, minority investments, or alternative business opportunities, but there is no assurance that any such opportunities will be identified, evaluated, or completed on favorable terms—or at all. In addition, our ability to locate suitable acquisitions is limited to businesses complementary to our current business. Until a new strategy is established, investors have limited visibility regarding our future operations, business model, and long-term prospects. We will rely on our cash on hand of approximately $9.6 million as of April 14, 2026, together with revenue generated by Nexxis, to fund our ongoing corporate functions, evaluate strategic alternatives, and seek acquisition opportunities. These funds may not be sufficient to cover our expenses over an extended period, particularly if the search for a suitable acquisition or strategic alternative is prolonged. We may need to raise additional capital, which may not be available on acceptable terms—or at all—and could result in significant dilution to existing stockholders.

Additionally, if management or significant stockholders have interests in businesses that may be considered as potential acquisition targets, conflicts of interest could arise in evaluating opportunities. These conflicts may lead to acquisitions that are not in the best interests of all stockholders or may expose us to litigation or regulatory scrutiny.

Further, any future acquisition or merger may require stockholder approval, regulatory filings, antitrust review, or other governmental consents. Obtaining these approvals could be costly, time-consuming, and uncertain. Stockholders may not approve a proposed transaction, or regulatory agencies could impose conditions that diminish the value or feasibility of a combination. Failure to complete a strategic transaction could adversely affect our financial condition and prospects.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth may depend in part on our ability to acquire and successfully integrate new businesses. Our Board is actively evaluating multiple strategic alternatives for the use of the remaining sale proceeds, which as stated above, include targeted acquisitions in high growth sectors, a reverse merger or a hybrid of the foregoing. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. In addition, our ability to locate suitable acquisitions is limited to businesses complementary to our current business. Acquisitions involve significant risks, including difficulties conducting due diligence, negotiating acceptable terms, integrating acquired operations, retaining key employees, and realizing expected synergies. Once acquired, operations may not achieve anticipated levels of revenues or profitability, we may not experience the anticipated strategic benefits thereof and we may experience difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Failure to complete an acquisition could also result in continued operating losses, diminished liquidity, or an inability to resume meaningful business operations.

Completing an acquisition in a new industry or market could impair our ability to successfully manage the acquired business.

If we complete an acquisition in an industry or market in which we have limited or no prior operating experience, we may encounter significant challenges that could adversely affect our ability to operate the acquired business successfully. Entering a new industry may require us to navigate unfamiliar regulatory frameworks, licensing requirements, and compliance obligations. Failure to understand or properly implement industry-specific compliance programs could result in fines, penalties, operational delays, or restrictions on our ability to conduct business.

We may also lack the subject-matter expertise necessary to effectively evaluate competitive dynamics, customer behavior, technological standards, and economic drivers within a new market. Assumptions that management makes during its evaluation of a potential acquisition may ultimately prove inaccurate, resulting in unanticipated operating costs, lower-than-expected revenue, or the failure of the acquired business to achieve projected performance. In addition, we may face difficulties identifying, recruiting, and retaining personnel with the specialized skills needed to operate in a new sector. Competition for experienced executives and technical professionals can be intense, and we may be required to offer compensation packages that significantly increase our cost structure.

Operational risks may also arise if we implement systems, controls, or processes that are poorly suited to the requirements of the new industry. We may need to invest substantial resources to upgrade its internal infrastructure, enhance information technology systems, or implement new operational procedures, all of which may be costly and time-consuming. Integration risks—including cultural differences, incompatible processes, and differing risk management frameworks—may be heightened when combining our legacy corporate structure with a business that operates in a regulated or technically complex environment.

Because investors may value us based on expectations about its ability to successfully transition into a new business line, any delay in executing a new business plan or any underperformance of an acquired business may result in significant volatility or a decline in the trading price of our securities. There can be no assurance that we will be able to successfully enter or operate in a new industry or achieve the expected benefits of any acquisition.

Upon exercise of our outstanding options or warrants, we will be obligated to issue a substantial number of additional shares of Common Stock which will dilute its present shareholders.

We are obligated to issue additional shares of Common Stock in connection with any exercise or conversion, as applicable, of our outstanding options, warrants, and shares of our convertible preferred stock. The exercise of warrants or options will cause us to issue additional shares of Common Stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into agreements similar to the sale of our CloudFirst business involving a sale of a line of business or other business combinations. In addition, we may be subject to private actions, collective actions, investigations, and various other legal proceedings by shareholders, customers, employees, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to our reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, liquidity financial condition, and operating results. As of the date of this Annual Report, we are not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the sale of our CloudFirst business.

If Nexxis is unable to attract new customers on a cost-effective basis, its revenue and operating results would be adversely affected.

We have historically generated the majority of our revenue from the sale of subscriptions to our infrastructure and disaster recovery/cloud solutions as well as contracted managed services and software and hardware renewals. Following the sale of the CloudFirst business and prior to consummating planned acquisitions and/or entering into other strategic initiatives, all of our revenue has been generated from Nexxis’ customers. If Nexxis is unable to attract new customers on a cost-effective basis, its revenue and operating results, and therefore our revenue and operating results, would be adversely affected. Nexxis uses and periodically adjusts a diverse mix of advertising and marketing programs to promote its solutions. Significant increases in the pricing of one or more of Nexxis’ advertising channels would increase its advertising costs or cause it to choose less expensive and perhaps fewer effective channels. As Nexxis adds to or changes the mix of its advertising and marketing strategies, it may expand into channels with significantly higher costs than its current programs, which could adversely affect its operating results. Nexxis may incur advertising and marketing expenses significantly in advance of the time it anticipates recognizing any revenue generated by such expenses, and it may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because Nexxis recognizes revenue from customers over the terms of their subscriptions, a sizeable portion of its revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. Nexxis has made in the past, and may make, in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If Nexxis is unable to maintain effective advertising programs, its ability to attract new customers could be adversely affected, its advertising and marketing expenses could increase substantially, and its operating results may suffer.

A portion of Nexxis’ potential customers locate its website through search engines, such as Google, Bing, and Yahoo!. Nexxis’ ability to maintain the number of visitors directed to its website is not entirely within its control. If search engine companies modify their search algorithms in a manner that reduces the prominence of Nexxis’ listing, or if its competitors’ search engine optimization efforts are more successful than Nexxis’, fewer potential customers may click through to its website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could adversely affect Nexxis’ customer acquisition efforts and its operating results.

We expect to continue to acquire or invest in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

We expect to continue to acquire complementary solutions, services, technologies, or businesses in the future. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if a definitive purchase agreement is executed and announced, may not close.

Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized on a timely basis or at all or we may be exposed to known or unknown liabilities, including litigation against the companies that we may acquire. In connection with any such transaction, we may:

●	issue additional equity securities that would dilute our stockholders;

●	use cash that we may need in the future to operate our business;

●	incur debt on terms unfavorable to us, that we may be unable to repay, or that may place burdensome restrictions on our operations;

●	incur large charges or substantial liabilities; or

●	become subject to adverse tax consequences or substantial depreciation, deferred compensation, or other acquisition-related accounting charges.

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

We intend to continue to acquire businesses that we believe will help achieve our business objectives. As a result, our operating costs will likely continue to grow. The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with such integration, which may negatively impact our earnings.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Our due diligence may not reveal all material issues with a potential target, and we may be unable to adequately evaluate the risks associated with an acquisition or business combination. Although we intend to conduct due diligence that we deem reasonable, we cannot assure investors that our review will uncover all material issues related to a target business. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Undiscovered liabilities, compliance gaps, internal control weaknesses, or adverse business developments may result in the business combination being less successful than expected.

Even if successfully integrated, there can be no assurance that our operating performance after an acquisition will be successful or will fulfill management’s objectives.

To date, a substantial portion of Nexxis’ revenues have come from a limited number of customers, making it dependent on those few customers.

Though Nexxis continues to expand its customer base, Nexxis remains dependent on a limited number of customers for a substantial portion of its revenues. No customer accounted for more than 10% of sales for the year ended December 31, 2025. One customer accounted for 16% of sales for the year ended December 31, 2024. The loss of, or a significant reduction of business from, any of Nexxis’ primary customers could have a material adverse effect on its business, financial condition, and results of operations unless it is able to replace such customers with other primary customers.

Risks Related to the Company’s Industry

Nexxis’ business is subject to an evolving regulatory framework, and changes in the laws and regulations applicable to its interconnected nomadic VoIP, internet access, and data transport services could materially adversely affect its business, financial condition, and results of operations.

Nexxis provides interconnected nomadic VoIP, internet access, and data transport services that are generally classified as information services under the Communications Act. While information services are not subject to the full range of regulations applicable to traditional telecommunications common carriers, Nexxis’ services are nevertheless subject to significant and evolving regulation at the federal, state, and local levels. Regulatory classification decisions, rulemakings, enforcement actions, and judicial developments could result in new or expanded regulatory obligations, increased compliance costs, or operational restrictions that could materially adversely affect its business.

The FCC regulates certain aspects of interconnected nomadic VoIP and broadband internet access services, including requirements related to E911 emergency calling, lawful intercept capabilities under CALEA, number portability, customer disclosures, disability access, and contributions to the USF. Compliance with these requirements requires ongoing investments in systems, processes, and personnel, and failure to comply could result in fines, enforcement actions, or limitations on Nexxis’ ability to offer services.

In addition, the FCC has periodically reconsidered the regulatory classification of broadband internet access services, and future reclassification or the imposition of common-carrier-like obligations could subject Nexxis to additional requirements, such as enhanced consumer protection, service quality, or pricing-related rules. Any such changes could increase Nexxis’ operating costs, reduce its flexibility in managing its network or pricing, or require material changes to Nexxis’ business model.

Nexxis is also subject to USF contribution requirements and FCC regulatory fees, the methodologies and rates of which are subject to change. Any increase in contribution factors, expansion of the contribution base, or changes in reporting or payment requirements could significantly increase Nexxis’ costs. Nexxis’ ability to recover such costs from customers may be limited by competitive pressures, contractual arrangements, or regulatory restrictions.

At the state and local level, public utility commissions and other authorities may impose requirements relating to consumer protection, emergency services, taxation, privacy, and data security. While federal law generally preempts states from regulating information services as telecommunications services, the scope of permissible state regulation continues to evolve, and states may adopt inconsistent or overlapping requirements. Complying with a patchwork of state and local regulations could increase administrative burdens and compliance costs and divert management attention.

Nexxis’ operations also involve the collection, transmission, and processing of customer and network data, subjecting it to privacy, data protection, and cybersecurity laws at the federal and state levels, which are becoming increasingly comprehensive and stringent. Changes in these laws, or Nexxis’ failure to comply with them, could result in enforcement actions, litigation, reputational harm, and increased costs associated with compliance and remediation.

Finally, the communications regulatory environment is subject to political, technological, and policy-driven change, often with limited transition periods. Legislative, regulatory, or judicial actions that expand regulatory oversight of information services, narrow federal preemption, or increase enforcement activity could materially adversely affect Nexxis’ revenues, operating margins, and ability to compete effectively.

If a cyberattack was able to breach Nexxis’ security protocols and disrupt its data protection platform and solutions, any such disruption could increase its expenses, damage its reputation, harm its business and adversely affect our stock price.

Nexxis has implemented various protocols and regularly monitors its systems via security software to reduce any security vulnerabilities. However, there can be no assurance that such protocols will prevent security breaches. In the event of the discovery of a significant security vulnerability, Nexxis would incur additional substantial expenses and its business would be harmed.

The process of developing new technologies is complex and uncertain, and if Nexxis fails to accurately predict customers’ changing needs and emerging technological trends or if Nexxis fails to achieve the benefits expected from its investments, its business could be harmed. Nexxis believes that it must continue to dedicate a significant amount of resources to its research and development efforts to maintain its competitive position and it must commit significant resources to develop new solutions before knowing whether its investments will result in solutions the market will accept. Nexxis’ new solutions or solution enhancements could fail to attain sufficient market acceptance or harm its business for many reasons, including:

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

In addition, new technologies have the risk of defects that may not be discovered until after the product launches, resulting in adverse publicity, loss of revenue or harm to Nexxis’ business and reputation. Any damage to Nexxis’ reputation or harm to its business could adversely affect our stock price.

Nexxis’ ability to provide services to its customers depends on its customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

Nexxis’ business depends on its customers’ continued high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. While Nexxis also provides broadband internet services, many of its clients depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity, and security, and to develop complementary solutions and services, including high-speed solutions, for providing reliable and timely internet access and services. All of these factors are out of Nexxis’ control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect Nexxis’ ability to provide services to its customers.

Currently, internet access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use Nexxis’ products and services, such as attempting to charge their customers more for using Nexxis’ products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, Nexxis could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge Nexxis for or prohibit Nexxis’ services from being available to its customers through these tiers, its business could be negatively impacted. Some of these providers also offer products and services that directly compete with Nexxis’ own offerings, which could potentially give them a competitive advantage.

If Nexxis is unable to retain its existing customers, its business, financial condition, and operating results would be adversely affected.

If Nexxis’ efforts to satisfy its existing customers are not successful, it may not be able to retain them, and as a result, its revenue and ability to grow would be adversely affected. Nexxis may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If Nexxis’ retention rate significantly decreases, it may need to increase the rate at which it adds new customers in order to maintain and grow its revenue, which may require it to incur significantly higher advertising and marketing expenses than it currently anticipates, or its revenue may decline. A significant decrease in Nexxis’ retention rate would therefore have an adverse effect on its business, financial condition, and operating results. Nexxis’ estimates of the number of employees it retains, and advertising costs are based to a large extent upon its subscription contracts, which may be terminated by customers typically upon 90 days’ notice prior to the ending term of their contract for services.

Our shift in focus makes it difficult for investors to evaluate our future business prospects. If we are unable to execute our business plan, our future growth and operating results could be adversely affected.

Until the sale of the CloudFirst business, our primary business focus was on providing multi-cloud hosting, fully managed cloud services, disaster recovery, cybersecurity, IT automation, and voice & data solutions. Currently, our focus is the business of Nexxis, which is a telecommunications and data access company. We are seeking to acquire synergetic technology companies that provide leading edge solutions that assist businesses and institutions improve our business processes. We have committed and continue to commit substantial resources to acquisitions and other strategic initiatives. There can be no assurance that we will be able to acquire complementary businesses or generate sufficient revenue from operations to pay our operating expenses. If we are unable to successfully complete acquisitions and/or enter into strategic opportunities our ability to grow our revenue and achieve profitability may be harmed. Investors have no meaningful basis to evaluate our ability to consummate an acquisition.

If Nexxis is unable to sustain market recognition of and loyalty to its brand, or if its reputation were to be harmed, it could lose customers or fail to increase the number of its customers, which could harm its business, financial condition, and operating results.

Given Nexxis’ market focus, maintaining and enhancing its brand is critical to its success. We and Nexxis believe that the importance of brand recognition and loyalty will increase in light of the increasing competition in its markets. Nexxis plans to continue investing substantial resources to promote its brand, but there is no guarantee that its brand development strategies will enhance the recognition of its brand. Some of Nexxis’ existing and potential competitors have well-established brands with greater recognition than it has. If Nexxis’ efforts to promote and maintain its brand are not successful, Nexxis’ operating results (and ours) and its ability to attract and retain customers may be adversely affected. In addition, even if Nexxis’ brand recognition and loyalty increase, it may not result in increased use of its solutions or higher revenue.

Negative reviews, or reviews in which Nexxis’ competitors’ solutions and services are rated more highly than Nexxis’ solutions, could negatively affect Nexxis’ brand and reputation. From time to time, Nexxis’ customers may express dissatisfaction with its solutions, including, among other things, dissatisfaction with its customer support, its billing policies, and the way its solutions operate. If Nexxis does not handle customer complaints effectively, its brand and reputation may suffer, it may lose its customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of Nexxis’ customers participate in online blogs about computers and internet services, including Nexxis’ solutions, and its success depends in part on its ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions that Nexxis takes or changes that it makes to its solutions upset these customers, their blogging could negatively affect its brand and reputation. Complaints or negative publicity about Nexxis’ solutions or billing practices could adversely impact its ability to attract and retain customers and its business, financial condition, and operating results.

Nexxis is subject to governmental regulation and other legal obligations related to privacy, and any actual or perceived failure to comply with such obligations would harm its business.

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

Errors, failures, bugs in or unavailability of Nexxis’ solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others.

Nexxis offers solutions that operate in a wide variety of environments, systems, applications, and configurations, that are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations. Nexxis’ customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that can make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by Nexxis and others, errors, failures, or bugs may not be found in new solutions or releases until after distribution. In the event Nexxis discovers any software errors, failures or bugs in certain of its solution offerings after their introduction or when new versions are released, it, in some cases, it is possible they could experience delayed or lost revenues as a result of these errors. In addition, Nexxis relies on hardware purchased or leased and software licensed from third parties to offer its solutions, and any defects in, or unavailability of, its third-party software or hardware could cause interruptions to the availability of its solutions.

Errors, failures, bugs in or unavailability of Nexxis’ solutions released by it could result in negative publicity, damage to its brand, returns, loss of or delay in market acceptance of its solutions, loss of competitive position, or claims by customers or others. Many of Nexxis’ end-user customers use its solutions in applications that are critical to their business and may have a greater sensitivity to defects in its solutions than to defects in other, less critical, software solutions. In addition, if an actual or perceived breach of information integrity or availability occurs in one of its end-user customer’s systems, regardless of whether the breach is attributable to its solutions, the market perception of the effectiveness of its solutions could be harmed. Alleviating any of these problems could require significant expenditures of Nexxis’ capital and other resources and could cause interruptions, delays, or cessation of its solution licensing, which could cause it to lose existing or potential customers and could adversely affect its operating results.

The loss of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business and growth prospects.

We depend on the continued service and performance of our key personnel. Our ability to identify and evaluate acquisition opportunities depends heavily on our management team. Following the sale of the CloudFirst business, we may face challenges retaining key personnel who may seek other employment opportunities due to the absence of ongoing operations or uncertainty regarding our future. Loss of critical personnel could hinder our capacity to execute strategic initiatives or complete an acquisition. The loss of key personnel, including key members of our management team, could disrupt our operations and have an adverse effect on our ability to grow our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We, from time to time in the past, experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these new employees into our company could adversely affect our business. Our planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity that they are to receive in connection with their employment. In addition, employees may be more likely to voluntarily resign if the shares underlying their vested and unvested options, as well as unvested restricted stock units, have significantly depreciated in value resulting in the options they are holding potentially being significantly above the market price of our Common Stock and the value of the restricted stock units decreasing. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be severely harmed.

Declining general economic or business conditions and changes to trade policy, including tariffs and customs regulations, may have a negative impact on our business.

Continuing concerns over U.S. energy costs, geopolitical issues, including those in Eastern Europe, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession and stagnant economy for more than a decade. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on its business, financial condition and results of operations.

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

Risks Related to Intellectual Property

Assertions by a third party that Nexxis’ solutions infringe its intellectual property, whether or not correct, could subject Nexxis, and us, to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. Any such claims or litigation may be time-consuming and costly, divert management resources, require Nexxis to change its services, require it to credit or refund subscription fees, or have other adverse effects on its business. Many companies are devoting significant resources to obtaining patents that could affect many aspects of Nexxis’ business. Third parties may claim that Nexxis’ technologies or solutions infringe or otherwise violate their patents or other intellectual property rights.

If Nexxis is forced to defend itself against intellectual property infringement claims, whether they have merit or are determined in its favor, it may face costly litigation, diversion of technical and management personnel, limitations on its ability to use its current websites and technologies, and an inability to market or provide its solutions. As a result of any such claim, Nexxis may have to develop or acquire non-infringing technologies, pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust its marketing and advertising activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to Nexxis, or at all.

Furthermore, Nexxis has licensed proprietary technologies from third parties that it uses in its technologies and business, and it cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. In addition to the general risks described above associated with intellectual property and other proprietary rights, Nexxis is subject to the additional risk that the seller of such technologies may not have appropriately created, maintained, or enforced their rights in such technology.

Nexxis relies on third-party software to develop and provide its solutions, including server software and licenses from third parties to use patented intellectual property.

Nexxis relies on software licensed from third parties to develop and offer its solutions. In addition, Nexxis may need to obtain future licenses from third parties to use intellectual property associated with the development of its solutions, which might not be available to Nexxis on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of Nexxis’ solutions could result in delays in the provision of its solutions until equivalent technology is either developed by Nexxis, or, if available from others, is identified, obtained, and integrated, which delay could harm its business. Any errors or defects in third-party software could result in errors or a failure of its solutions, which could harm its business.

If we and our subsidiaries are unable to protect our and their domain names, reputation, and brand, our business and operating results, as well as that of our subsidiaries could be adversely affected.

We and our subsidiaries have registered domain names for websites (“URLs”) that are used in connection with our business and theirs, such as www.dtst.com and mynexxis.com. If we and our subsidiaries are unable to maintain our and their rights in these domain names, competitors or other third parties could capitalize on the brand recognition of us and our subsidiaries by using these domain names for their own benefit. In addition, although we and our subsidiaries own these domain names under various global top-level domains such as .com and .net, as well as under various country-specific domains, we and our subsidiaries might not be able to, or may choose not to, acquire or maintain other country-specific versions of these domain names or other potentially similar URLs. Domain names similar to ours and our subsidiaries have already been registered in the U.S. and elsewhere, and competitors or other third parties could capitalize on our and our subsidiaries’ brand recognition by using similar domain names. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If we or our subsidiaries lose the ability to use a domain name in a particular country, we or they may be forced to either incur significant additional expenses to market its solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell its solutions in that country. Either result could substantially harm the business and operating results of us and our subsidiaries. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we or our subsidiaries may not be able to acquire or maintain the domain names that utilize our or their name in all of the countries in which it currently conducts or intends to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. We and our subsidiaries may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, the brand or trademarks of us and our subsidiaries. Protecting and enforcing the rights of us and our subsidiaries in these domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to us.

Risks Related to Our Common Stock and Securities

Our stock price has fluctuated in the past and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. By way of example, on July 16, 2025, the reported low sale price of our Common Stock was $4.23, and the reported high sales price was $5.44. For comparison purposes, on April 8, 2025, the last closing price of our Common Stock was $2.98, while the last closing price on July 16, 2025, was $5.30. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to its operating performance or prospects. Following the sale of the CloudFirst business, it may be difficult for investors to assess our value or prospects. Our stock may trade primarily based on speculation about potential acquisitions and may decline significantly if we do not complete a transaction within expected timeframes.

The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price for our Common Stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our business;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	an announcement that we have effected a reverse split of our Common Stock;

●	our failure to be profitable;

●	our failure to raise working capital;

●	any acquisitions we may consummate;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial forecasts we publicly disclose;

●	trading volume of our Common Stock;

●	sales of our Common Stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, and natural disasters such as hurricanes, floods, fires, earthquakes, tornadoes or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of its suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of its operating performance. Since the stock price of our Common Stock has fluctuated in the past, has been volatile recently and may be volatile in the future, investors in our Common Stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our Common Stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that it won’t be in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from its underlying value.

We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

Our securities are listed on The Nasdaq Capital Market, a national securities exchange. The sale of the CloudFirst business has significantly reduced our operational activities, which may impair our ability to satisfy ongoing listing standards of the Nasdaq Capital Market. We may face delisting risks, reduced liquidity in our securities, and diminished access to capital markets. Additionally, maintaining public company compliance obligations with lower revenue-generating operations could strain our financial resources. We cannot be assured that we will continue to comply with the rules, regulations or requirements governing the listing of our Common Stock on The Nasdaq Capital Market or that our securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that we failed to meet Nasdaq requirements, we may be subject to a delisting action by Nasdaq.

If Nasdaq delists our securities from trading on its exchange at some future date, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Upon exercising our outstanding options or warrants, we will be obligated to issue a substantial number of additional shares of Common Stock which will dilute our present shareholders.

We are obligated to issue additional shares of Common Stock in connection with any exercise or conversion, as applicable, of our outstanding options and warrants. As of December 31, 2025, there were options and warrants outstanding convertible into an aggregate of 1,860,766 shares of Common Stock. The exercise of warrants or options will cause us to issue additional shares of Common Stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such an exchange.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

Sales of large blocks of our Common Stock could depress the price of our Common Stock. The existence of these shares and shares of Common Stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our Common Stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of its Common Stock, such selling efforts may cause significant declines in the market price of our Common Stock.

We do not expect to declare any Common Stock cash dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, common stockholders may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that has more than one vote per share. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, the issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and reduced interest in our Common Stock. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock shares to drop significantly, even if our business is performing well.

Provisions of Nevada law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

We are subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include: limitations on the ability to engage in any “combination” with an “interested stockholder” (each, as defined in the Nevada Revised Statutes (“NRS”)) for two years from the date the person first becomes an “interested stockholder”; being subject to Sections 78.378 to 78.3793 of the NRS and allowing an “acquiring person” to obtain voting rights in “control shares” without shareholder approval; the ability of the board to issue shares of currently undesignated and unissued preferred stock without prior stockholder approval; limitations on the ability of stockholders to call special meetings; and the ability of the board to amend our amended Bylaws without stockholder approval.

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

The Company’s management team oversees and administers its risk management program and informs senior management, the Cyber Security and Risk Committee of the Company’s Board of Directors (the “Board” or the “Board of Directors”), and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Cyber Security & Risk Committee of the Board of Directors (the “Board”) consists of Matthew Grover and Uwayne A. Mitchell. The Company’s ISMS Steering Committee also oversees risks from cybersecurity threats. In addition, the Company also contracts with a third-party consultant to ensure the ISMS and information security controls comply with applicable standards and requirements.

The Company’s management team possesses extensive experience in selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes, and relies on threat intelligence and other information obtained from governmental, public, and private sources to guide its approach. Matthew Grover brings over 15 years of experience in enterprise IT governance and has held senior leadership positions overseeing global information security operations. Uwayne A. Mitchell holds certifications such as Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) and has a background in regulatory compliance and incident response within highly regulated industries. The ISMS Steering Committee includes members with technical and strategic expertise in cybersecurity risk assessment, data protection, and ISO/IEC 27001 implementation, providing the Company with robust oversight capabilities.

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

As part of its review of the adequacy of the Company’s system of internal controls over financial reporting and disclosure controls and procedures, the Cyber Security and Risk Committee of the Board, comprised of independent directors, is specifically responsible for reviewing the adequacy of the Company’s computerized information system controls and security related thereof, the Company’s cybersecurity threat landscape and risks and the Company’s management and mitigation of cybersecurity risks and potential breach incidents.

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

ITEM 2. PROPERTIES

Our Nexxis subsidiary leases agreement office space located in Melville, NY. The lease commenced on September 11, 2025 on a month-to-month basis. On February 17, 2026, a lease was executed, requiring monthly payments of $1,800, and expiring on December 31, 2026. In connection with the sale of our CloudFirst business, we entered into a sub-sublease agreement, pursuant to which the purchaser of the CloudFirst business assumed our obligations under the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on The Nasdaq Capital Market under the symbol “DTST.”

Holders of the Company’s Common Stock

As of April 13, 2026, we had 23 shareholders of record of the Company’s Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All the shares of the Company’s Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held or recorded by Cede & Co. as one stockholder.

Dividend Policy

The Company has not declared or paid dividends on Common Stock since its formation and does not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of the Company’s Board of Directors and will depend on the then- current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board. Each share of Series A Preferred Stock entitles its holder to receive cash dividends at a rate of ten percent (10%) per annum on the original issue price, compounding annually, in preference to holders of Common Stock. Preferred dividends are accrued quarterly. No shares of Series A Preferred Stock are outstanding, and no dividends have been paid to date since May 2021 when all of the then outstanding shares of Series A Preferred Stock were converted into shares of the Company’s Common Stock.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the three months ended, or the fiscal year ended, December 31, 2025, that were not registered under the Securities Act, other than as previously disclosed in its filings with the Securities and Exchange Commission (the “SEC”).

Issuer Purchases of Equity Securities

On December 8, 2025, we commenced a fixed-price issuer tender offer to repurchase up to 6,192,990 shares of Common Stock at a per share price of $5.20, representing approximately 83% of our issued and outstanding shares of Common Stock as of December 1, 2025, for a maximum aggregate purchase price of $32,203,548. The Tender Offer expired on January 12, 2026. All shares purchased pursuant to the Tender Offer settled in January 2026.

In accordance with the terms and conditions of the Tender Offer, and based on the final count, on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at a fixed purchase price of $5.20 per share, for an aggregate cost of $29,250,971, excluding fees, excise taxes, and expenses related to the Tender Offer. The shares purchased represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for all tendered shares, we had 2,167,138 shares of Common Stock outstanding. After completing the Tender Offer and all related payments, we retained over $10.0 million in cash.

Other than routine shares withheld to satisfy tax-withholding obligations upon vesting of equity awards, we did not repurchase any other shares during the quarter ended December 31, 2025

On January 14, 2026, our directors and officers tendered the following number of shares of Common Stock beneficially owned by them in connection with the Tender Offer:

John Argen	57,207
Todd Correll	—
Matthew Grover	43,340
Thomas Kempster	881,472
Lawrence Maglione	24,752
Uwayne Mitchell	11,248
Charles Piluso	865,841
Nancy Stallone	11,248
Clifford Stein	280,850
Harold Schwartz	895,876

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this Annual Report.

COMPANY OVERVIEW SUMMARY

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

Sale of CloudFirst Business

On September 11, 2025, we closed the sale of the CloudFirst business, for which we received $38,068,463 in cash. This amount was based on a contractual base purchase price of $40,000,000, adjusted at closing for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital.

From this amount, we paid $6,467,590 for selling expenses, estimated taxes on the sale, and other transaction costs. As a result, our Consolidated Statement of Cash Flows for the year ended December 31, 2025, reflects net cash proceeds of $31,600,873 from the sale. The net proceeds, after accounting for all transaction costs and estimated taxes, are reflected in the Gain on sale of discontinued operations on the Consolidated Statements of Operations.

Tender Offer

On December 8, 2025, we commenced the Tender Offer to purchase up to 6,192,990 shares of Common Stock, representing approximately 83% of our issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,971, excluding fees, any excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for the tendered shares, we had 2,167,138 shares of Common Stock outstanding. After completing the Tender Offer and related payments, we retained over $10.0 million in cash.

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

o       AI, Enabled Vertical SaaS, GPU IaaS

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

The Board has not made a final determination regarding the use of proceeds received from consummation of the sale of the CloudFirst business in excess of those used for the Tender Offer. Any such actions will be subject to further review, market conditions, and, where required, shareholder approval. We are committed to maximizing shareholder value while maintaining flexibility to pursue the most advantageous path forward.

RESULTS OF OPERATIONS

Year ended December 31, 2025, as compared to December 31, 2024

Sales and Gross Profit

Sales from continuing operations were $1,382,929 for the year ended December 31, 2025, an increase of $163,682, or 13.4%, compared to $1,219,247 in the prior year. The increase was primarily attributable to continued growth in our Nexxis voice and data solutions business, driven by the addition of new customers and increased spending from existing customers. Revenue growth during the period reflects continued demand for our voice and data connectivity solutions and expansion of services within our existing customer base.

In addition, revenue generated from existing customers increased year over year, reflecting higher utilization of our services and incremental service adoption. The Company also continued to diversify its customer base during the year. As a result, revenue concentration among our largest customers declined, with the top five customers representing approximately 35.7% of total revenue in 2025 compared to approximately 41.0% in 2024. No customer accounted for more than 10% of sales for the year ended December 31, 2025. One customer accounted for 16% of sales for the year ended December 31, 2024.

Gross profit for the year ended December 31, 2025 was $614,324, an increase of $87,075, or 16.5%, compared to $527,249 in the prior year. Our gross profit margin improved to 44.4% from 43.2% in the prior year, driven by favorable sales mix and operating leverage.

Selling, general and administrative expenses
	For the Year Ended December 31,
	2025	2024	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$1,861,649	$1,695,706	$165,943	9.8%
Stock based compensation	1,005,830	499,000	506,830	101.6%
Professional fees	1,021,496	1,322,428	(300,932)	(22.8)%
Software as a service	6,998	19,925	(12,927)	(64.9)%
Advertising	18,512	31,744	(13,232)	(41.7)%
Commissions	78,731	67,460	11,271	16.7%
Depreciation and amortization	5,235	1,623	3,612	222.6%
Travel and entertainment	42,852	109,012	(66,160)	(60.7)%
Rent and occupancy	23,742	10,554	13,188	125.0%
Insurance	33,554	12,891	20,663	160.3%
Other	89,427	70,025	19,402	27.7%
Total Operating Expenses	$4,188,026	$3,840,368	$347,658	9.1%

For the year ended December 31, 2025, selling, general and administrative expenses increased $347,658, or 9.1%, to $4,188,026 from $3,840,368 for the year ended December 31, 2024. The increase was primarily driven by a $506,830, or 101.6%, increase in non-cash stock-based compensation primarily related to the accelerated vesting of equity awards in connection with the sale of the CloudFirst business, which triggered a Fundamental Transaction clause in equity award agreements with employees. Salaries and director fees increased $165,943, or 9.8%, attributable to annual merit-based salary adjustments and bonuses. These increases were significantly offset by a $300,932, or 22.8%, decrease in professional fees, primarily related to lower legal and consulting expenses in the current year. We expect expenses to decrease for the year ending December 31, 2026 as compared to the year ended December 31, 2025 because many employees who previously worked for us are now employed by the purchaser of the CloudFirst business and we also anticipate lower legal and accounting costs.

Loss from continuing operations, net of tax. Loss from continuing operations, net of tax was $866,195 for the year ended December 31, 2025, compared to a loss of $2,759,331 in the prior year. The reduced loss was primarily driven by a tax benefit recorded in 2025, partially offset by an increase in non-cash stock-based compensation expense.

Interest Income. Interest income for the year ended December 31, 2025, was $850,371, compared to $592,819 for the year ended December 31, 2024. The 43.4% increase was primarily due to an increase in interest income generated from the investment of the net proceeds from the sale of the CloudFirst business following the sale in September 2025, partially offset by lower average balances of marketable securities held during the first eight months of 2025 as compared to the prior year.

Income from discontinued operations, net of tax. For the year ended December 31, 2025, we recognized a net gain on the sale of discontinued operations of $20,118,681. This gain is net of tax, transaction costs, and the reclassification of the warrant liability to equity. This gain was partially offset by a pre-tax loss from the operations of the CloudFirst business of $69,412 for the period of January 1, 2025 through the sale date of September 11, 2025.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent we are successful in identifying potential acquisition targets and negotiating the terms of such acquisitions, and where the purchase price may include a cash component, we expect to use our working capital and the proceeds of any financing we may undertake to fund the related acquisition costs.

Our conclusion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which may require reductions in selling, general and administrative expenses, including salaries of officers who are major shareholders.

The Company’s working capital related to continuing operations was $41,784,453 at December 31, 2025, increasing by $29,864,384 from $11,920,069 at December 31, 2024. The increase is primarily attributable to the disposition of the CloudFirst business. The prior year working capital included the assets and liabilities of the business that was subsequently sold, while the working capital at December 31, 2025 reflects only the continuing Nexxis operations and the net proceeds from the sale of the CloudFirst business.

Tender Offer and Resulting Cash Position

On December 8, 2025, we commenced a fixed price tender offer to purchase up to 6,192,990 shares of our Common Stock at a maximum aggregate purchase price of $32.2 million. The Tender Offer expired on January 12, 2026, and on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at $5.20 per share, for an aggregate purchase price of $29.3 million, excluding fees, excise taxes, and expenses. Following payment for the tendered shares, we had 2,167,138 shares outstanding and retained over $10.0 million of cash, which we believe provides sufficient liquidity for ongoing operations and strategic initiatives. As of April 14, 2026, our cash and cash equivalents were approximately $9.6 million.

Impact on Liquidity, Capital Allocation, and Future Obligations

The Tender Offer significantly reduced our outstanding share count and utilized a substantial portion of our cash resources. However:

●	We remained well capitalized following completion of the Tender Offer, with more than $10.0 million in cash and no material near-term debt maturities.

●	We did not incur additional indebtedness to fund the Tender Offer.

●	We continue to evaluate capital allocation alternatives, including preservation of liquidity for operations.

We believe our current cash position and expected cash flows from operations will be sufficient to fund working capital needs, capital expenditures, and operating commitments for at least the next 12 months.

Working Capital and Cash Flow Considerations

Our liquidity profile is primarily driven by cash on hand remaining after the Tender Offer, and careful management of operating and capital expenditures. We are actively managing expenses and have reduced corporate spending to align with our smaller portfolio and strategic transition.

Outlook

We expect that our current liquidity, together with anticipated cash flows, will support operational needs. We expect that we may also pursue additional sources of liquidity, including:

●	reductions in selling, general and administrative expenses, and

●	potential changes to our investment strategy.

We will continue to monitor macroeconomic conditions and capital market trends, including impacts on financing availability.

Cash Flows for the year ended December 31, 2025, as compared to December 31, 2024

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2025	2024
Cash (used in) provided by operating activities of continuing operations	$(1,403,432)	$999,861
Cash provided by investing activities of continuing operations	7,707,318	55,041
Cash (used in) provided by financing activities of continuing operations	(1,296,998)	133,005
Cash used in discontinued operations	(2,597,581)	(1,543,949)
Effect of exchange rate changes on cash	9,950	(2,591)
Increase (decrease) in cash	2,419,257	(358,633)
Cash, beginning of period	1,070,097	1,428,730
Cash, end of period	$3,489,354	$1,070,097

Operating activities

Cash used in operating activities of continuing operations was $1,403,432 for the year ended December 31, 2025, compared to cash provided of $999,861 for the prior year. The cash used in 2025 was primarily driven by the loss from continuing operations of $866,195, which was largely offset by non-cash stock-based compensation of $1,005,830 and other non-cash charges.

Investing activities

Cash provided by investing activities of continuing operations was $7,707,318 for the year ended December 31, 2025, compared to $55,041 for the prior year. The cash provided in 2025 was primarily driven by net proceeds from the sale of the CloudFirst business of $35,566,460, which were almost entirely deployed into marketable securities, as reflected in purchases of $38,918,636 and sales of $11,175,518 during the year.

Financing activities

Cash used in financing activities of continuing operations was $1,296,998 for the year ended December 31, 2025, compared to cash provided of $133,005 for the prior year. The significant cash use in 2025 reflects the aggregate cash payment of $2,049,388 to certain holders of warrants issued in a private placement offering consummated in July 2021 (the “July 2021 Warrants”) following the trigger of the Fundamental Transaction provision in the July 2021 Warrants and the request by such holders that the Company purchase their July 2021 Warrants at the Black Scholes Value (as such term is defined in the July 2021 Warrants), and $205,608 of costs paid in connection with the Tender Offer and other costs, partially offset by $957,997 in proceeds from stock option exercises.

Cash flows from discontinued operations

Cash used in discontinued operations was $2,597,581 for the year ended December 31, 2025, compared to $1,543,949 in the prior year. This represents the net cash flows from the CloudFirst business for the period of January 1, 2025, through the sale date of September 11, 2025, and $3,965,587 of taxes paid in the fourth quarter of 2025 on the gain on the sale.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement the Company’s consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding the Company’s financial results, the Company considers, and is including herein, Adjusted EBITDA, a Non-GAAP financial measure. The Company views Adjusted EBITDA as an operating performance measure and, as such, the Company believes that the GAAP financial measure most directly comparable to it is loss from continuing operations, net of tax. The Company defines Adjusted EBITDA as loss from continuing operations, net of tax adjusted for interest and financing fees, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. The Company believes that Adjusted EBITDA provides an important measure of operating performance because it allows management, investors, debt holders and others to evaluate and compare ongoing operating results from period to period by removing the impact of the Company’s asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with its reliance on issuing equity-linked debt securities to fund its working capital.

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

The following table shows the Company’s reconciliation of loss from continuing operations, net of tax to Adjusted EBITDA for the years ended December 31, 2025, and 2024:

	For the year ended December 31,
	2025	2024
Loss from continuing operations, net of tax	$(866,195)	$(2,759,331)
Non-GAAP adjustments:
Depreciation and amortization	5,235	1,623
Interest income	(850,371)	(592,819)
(Benefit) provision for income taxes	(1,857,136)	39,031
Stock-based compensation	1,005,830	499,000
Adjusted EBITDA	$(2,562,637)	$(2,812,496)

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

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, marketable securities, and accounts payable. Management believes the estimated fair value of these accounts on December 31, 2025, approximate their carrying value as reflected in the balance sheet due to their short-term nature.

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

Revenue is recognized ratably over the applicable monthly service period. The Company’s standard payment terms are monthly, and the transaction price is the fixed monthly subscription fee. Because the billing cycle corresponds directly to the service period, the Company does not have significant contract assets or contract liabilities (deferred revenue) at the end of a reporting period. All revenue from continuing operations is transacted in the United States in U.S. dollars.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718, Share-Based Payments with regard to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation, and forfeitures are recognized as they occur.

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

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting standards issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. See Note 2 “Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements in Item 8 of this Form 10-K for additional information about these recently issued accounting standards and their potential impact on the Company’s financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Data Storage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data Storage Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

April 14, 2026

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,989,354	$1,070,097
Accounts receivable, net of allowance for expected credit losses of $648 and $767 in 2025 and 2024, respectively	34,605	59,018
Escrow funds receivable	1,500,000	—
Marketable securities	39,004,124	11,261,006
Prepaid expenses and other current assets	98,843	118,538
Current assets of discontinued operations	—	2,907,404
Total current assets	42,626,926	15,416,063

Property and equipment, net	16,866	6,077
Other long-term assets	378,682	137,077
Non-current assets of discontinued operations	—	9,720,998

Total assets	$43,022,474	$25,280,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$842,473	$588,590
Payable to purchaser of discontinued operations	15,889	—
Income taxes payable	1,166,315	—
Current liabilities of discontinued operations	—	2,957,559
Total current liabilities	2,024,677	3,546,149

Deferred tax liability - non-current	312,334	39,031
Non-current liabilities of discontinued operations	—	523,070
Total long-term liabilities	312,334	562,101

Total liabilities	2,337,011	4,108,250

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,792,267 and 7,045,108 shares issued and outstanding at December 31, 2025 and 2024, respectively	7,793	7,045
Additional paid-in capital	40,706,616	40,417,813
Retained earnings (accumulated deficit)	222,111	(18,982,589)
Accumulated other comprehensive loss	(14,235)	(23,214)
Total Data Storage Corporation stockholders’ equity	40,922,285	21,419,055
Non-controlling interest in consolidated subsidiary	(236,822)	(247,090)
Total stockholders’ equity	40,685,463	21,171,965
Total liabilities and stockholders’ equity	$43,022,474	$25,280,215

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Sales	$1,382,929	$1,219,247
Cost of sales	768,605	691,998
Gross profit	614,324	527,249

Selling, general and administrative	4,188,026	3,840,368
Loss from operations	(3,573,702)	(3,313,119)

Interest income	850,371	592,819
Loss from continuing operations before income taxes	(2,723,331)	(2,720,300)

(Benefit) provision for income taxes	(1,857,136)	39,031
Loss from continuing operations, net of tax	(866,195)	(2,759,331)
(Loss) income from discontinued operations, net of tax	(37,518)	3,272,403
Gain on sale of discontinued operation, net of tax	20,118,681	—
Income from discontinued operations, net of tax	20,081,163	3,272,403
Net income	19,214,968	513,072
(Income) loss in non-controlling interest of consolidated subsidiary	(10,268)	10,142

Net income attributable to common stockholders	$19,204,700	$523,214

Loss per share from continuing operations – basic	$(0.12)	$(0.40)
Loss per share from continuing operations – diluted	$(0.12)	$(0.40)
Earnings per share from discontinued operations – basic	$2.76	$0.47
Earnings per share from discontinued operations – diluted	$2.76	$0.47
Earnings per share attributable to common stockholders – basic	$2.64	$0.08
Earnings per share attributable to common stockholders – diluted	$2.64	$0.08
Weighted average number of shares – basic	7,273,110	6,931,399
Weighted average number of shares – diluted	7,273,110	6,931,399

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2025	2024
Net income	$19,214,968	$513,072
Other comprehensive income (loss):
Foreign currency translation adjustment	8,979	(23,214)
Other comprehensive income (loss)	8,979	(23,214)
Comprehensive income	$19,223,947	$489,858

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	Interest	Equity

Balance January 1, 2024	—	$—	6,880,460	$6,881	39,490,285	$(19,505,803)	$—	$(236,948)	$19,754,415
Stock options exercised	—	—	65,832	65	132,940	—	—	—	133,005
Stock-based compensation	—	—	98,816	99	794,588	—	—	—	794,687
Other comprehensive loss	—	—	—	—	—	—	(23,214)	—	(23,214)
Net income (loss)	—	—	—	—	—	523,214	—	(10,142)	513,072
Balance, December 31, 2024	—	—	7,045,108	7,045	40,417,813	(18,982,589)	(23,214)	(247,090)	21,171,965
Stock options exercised	—	—	411,540	412	957,585	—	—	—	957,997
Stock-based compensation	—	—	335,619	336	1,596,587	—	—	—	1,596,923
Reclassification of warrant to liability	—	—	—	—	(2,461,663)	—	—	—	(2,461,663)
Reclassification of warrant liability to equity	—	—	—	—	196,294	—	—	—	196,294
Other comprehensive income	—	—	—	—	—	—	8,979	—	8,979
Net income	—	—	—	—	—	19,204,700	—	10,268	19,214,968
Balance, December 31, 2025	—	$—	7,792,267	$7,793	$40,706,616	$222,111	$(14,235)	$(236,822)	$40,685,463

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Loss from continuing operations, net of tax	$(866,195)	$(2,759,331)
Net income from discontinued operations, net of tax	20,081,163	3,272,403
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of discontinued operations, net of tax	(20,118,681)	—
Depreciation and amortization	5,235	1,623
Stock based compensation	1,005,830	499,000
Deferred taxes	273,303	39,031
Provision for credit losses	6,512	601
Changes in Assets and Liabilities:
Accounts receivable	17,901	(29,467)
Prepaid expenses and other assets	83,697	(24,617)
Accounts payable and accrued expenses	238,242	618
Income taxes payable	(2,130,439)	—
Changes in assets and liabilities of discontinued operations	(1,758,932)	740,228
Net cash (used in) provided by operating activities	(3,162,364)	1,740,089
Cash Flows from Investing Activities:
Capital expenditures	(16,024)	(2,149)
Net proceeds from sale of discontinued operation	35,566,460	—
Purchase of marketable securities	(38,918,636)	(842,810)
Sale of marketable securities	11,175,518	900,000
Equity investment	(100,000)	—
Cash used in investing activities of discontinued operations	(787,129)	(1,798,215)
Net cash provided by (used in) investing activities	6,920,189	(1,743,174)
Cash Flows from Financing Activities:
Cash settlement of warrants	(2,049,388)	—
Costs paid in connection with tender offer and other	(205,607)	—
Proceeds from stock option exercises	957,997	133,005
Cash used in financing activities of discontinued operations	(51,520)	(485,962)
Net cash used in financing activities	(1,348,518)	(352,957)

Effect of exchange rates on cash	9,950	(2,591)

Increase (decrease) in cash and cash equivalents	2,419,257	(358,633)

Cash and cash equivalents, beginning of year	1,070,097	1,428,730

Cash and cash equivalents, end of year	3,489,354	1,070,097

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	1,989,354	1,070,097
Escrow funds receivable	1,500,000	—
Cash, cash equivalents, and restricted cash	3,489,354	1,070,097

Supplemental cash flow disclosures:
Cash paid for interest	$—	$23,549
Cash paid for income taxes	$3,965,587	$—
Non-cash investing and financing activities:
Reclassification of warrants from equity to liability	$2,461,663	$—
Tender offer costs included in accounts payable and accrued expenses	$70,575	$—
Assets acquired by operating lease related to discontinued operations	$—	$647,958

The accompanying notes are an integral part of these consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

Note 1 – Basis of Presentation, Organization and Other Matters

Headquartered in New York, NY, Data Storage Corporation (“DSC” or the “Company”) is focused on strategic investments and supporting businesses in high-growth technology sectors, including, but not limited to, GPU IaaS, AI-driven software applications, cybersecurity and telecommunications.

On July 11, 2025, the Company entered into a definitive agreement to sell its cloud solutions business, comprised of substantially all of the assets held by CloudFirst Technologies Corporation (the “Cloud Solutions Business”). The sale was approved by shareholders on September 10, 2025, and the transaction officially closed on September 11, 2025.

As described in Note 3, the Cloud Solutions Business has been classified as a discontinued operation. The Company’s continuing operations consist of the operations of its Nexxis Inc. (“Nexxis”) subsidiary, which provides voice and data telecommunications solutions. Unless otherwise noted, the following footnotes pertain to the Company’s continuing operations.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, consisting of (i) Information Technology Acquisition Corporation, a Delaware corporation; and (ii) its majority-owned subsidiary, Nexxis Inc., a Nevada corporation. All intercompany transactions and balances have been eliminated in consolidation.

On September 11, 2025, the Company completed the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd. The operating results of these businesses have been reclassified as discontinued operations for all periods presented.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. In evaluating operating segments, the Company considers: its internal organizational structure; the availability of separate financial information; and the criteria used by the Company’s CODM, its Chief Executive Officer, to evaluate performance. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Recently Issued and Newly Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosure of specific categories in the tax rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The new requirements are effective for annual periods beginning after December 15, 2024. The guidance has been applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. Subsequently, in January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“Topic 326”), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. The guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company will adopt ASU 2025-05 effective January 1, 2026. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

Estimated Fair Value of Financial Instruments

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

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

The Company’s marketable securities are classified as within Level 1 of the fair value hierarchy. Management believes the estimated fair value of these accounts at December 31, 2025, approximates their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

Level 3 fair value measurements are derived from valuation techniques that include significant inputs that are not based on observable market data. When required, the Company uses discounted and undiscounted cash flow models to determine the fair value of certain assets and liabilities. These models rely on unobservable inputs, which reflect management’s own assumptions about the factors that market participants would use in pricing the asset or liability, and are significant to the overall fair value measurement. During the year ended December 31, 2025, the Company recognized a warrant liability associated with Common Stock Purchase Warrants issued by the Company on July 21, 2021 which were valued using Level 3 inputs (See Note 5).

As of December 31, 2025 and 2024, the Company does not have assets and liabilities valued using Level 2 or Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures property and equipment at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of December 31, 2025 and 2024, there were no material non-financial assets recorded at fair value.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to known amounts of cash and that are purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

The following table sets forth a summary of the changes in marketable securities:

For the years ended December 31, 2025, and 2024

As of January 1, 2024	$11,318,196
Purchases	842,810
Sales	(900,000)
As of December 31, 2024	11,261,006
Purchases	38,918,636
Sales	(11,175,518)
As of December 31, 2025	$39,004,124

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash, marketable securities and trade accounts receivable. The Company’s cash and marketable securities are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company’s customers are concentrated in the United States.

The Company’s Nexxis subsidiary had four customers that individually accounted for 25%, 21%, 15%, and 10% of consolidated accounts receivable at December 31, 2025. The Company’s Nexxis Subsidiary had three customers that individually accounted for 18%, 15% and 14% of consolidated accounts receivable at December 31, 2024. No customer accounted for more than 10% of sales for the year ended December 31, 2025. One customer accounted for 16% of sales for the year ended December 31, 2024.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The allowance is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments— Credit Losses, adjusted as necessary based on the Company's review of accounts receivable, specifically reviewing factors including the age of the balances, customer payment history, creditworthiness, and other factors. Due to the monthly subscription nature of the services and positive collection history, this allowance has not been material.

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

Deferred Offering Costs

Costs that are directly associated with equity financings are capitalized until such financings are consummated, at which time such costs are recorded against the gross proceeds or cash payments of the offering, depending on the nature of the financing. Should an in-process equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations.

Discontinued Operations

The Company reports financial results for discontinued operations separately from continuing operations on the face of the financial statements and for disclosures in the notes. Discontinued operations reporting occurs only when the disposal of a component or a group of components represents a strategic shift that will have a major effect on the Company’s operations and financial results. Refer to Note 3, “Discontinued Operations,” for further information regarding the Company’s discontinued operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2025, and 2024, the Company had a net deferred tax liability of $312,334 and $39,031, respectively.

The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense, and to record unrecognized tax benefits as noncurrent liabilities. Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2025, and 2024, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2025, 2024, 2023, and 2022 Federal and State tax returns remain subject to examination by their respective taxing authorities. None of the Company’s Federal or State tax returns are currently under examination.

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

Revenue is recognized ratably over the applicable monthly service period. The Company’s standard payment terms are monthly, and the transaction price is the fixed monthly subscription fee. Because the billing cycle corresponds directly to the service period, the Company does not have significant contract assets or contract liabilities (deferred revenue) at the end of a reporting period. All revenue from continuing operations is transacted in the United States in U.S. dollars.

In the following table, revenue is disaggregated by major product category:

	Year Ended December 31,
	2025	2024

VoIP services	$506,101	$441,949
Data transport services	796,293	662,025
Other	80,535	115,273
Total revenue	$1,382,929	$1,219,247

Leases

The Company determines whether an arrangement contains a lease at the inception of the contract. Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of estimated lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise those options. The Company has elected the practical expedient to exclude leases with terms of 12 months or less from the balance sheet. Lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Variable lease payments that depend on an index or rate are initially measured using the index or rate in effect at the lease commencement date. Other variable payments are recognized in the period in which the obligation is incurred. Following the sales of Cloud Solutions Business on September 11, 2025, the Company has no leases that require the recognition of an ROU asset and lease liability on the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $18,512 and $31,744 of advertising costs for the years ended December 31, 2025, and 2024, respectively.

Stock-Based Compensation

The Company follows the requirements of FASB ASC 718, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.

The valuation methodology used to determine the fair value of options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including estimated volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation for instruments with a similar expected term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

Estimated volatility is a measure of the amount by which DSC’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

Earnings per Share

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

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Weighted average number of common shares - basic	7,273,110	6,931,399
Dilutive securities
Options	—	—
Restricted stock units	—	—
Weighted average number of common shares - diluted	7,273,110	6,931,399

The Company reported a loss from continuing operations for the years ended December 31, 2025 and 2024. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods. The following table sets forth the number of potential shares of common stock excluded from net income per share because their effect was antidilutive:

	Year ended December 31,
	2025	2024
Options	429,625	568,432
Warrants	1,376,368	2,475,860
Restricted stock units	117,034	146,862
	1,923,027	3,191,154

Note 3 – Discontinued Operations

On September 11, 2025, the Company completed the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., for a base purchase price of $40,000,000. At closing, the proceeds were contractually adjusted for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital, resulting in total cash received at closing of $38,068,463. The transaction remains subject to final post-closing adjustments, which may be settled from the escrowed funds.

The operating results of these businesses have been reclassified and presented as “(Loss) income from discontinued operations, net of tax” on the Consolidated Statements of Operations for all periods presented as the sale represented a strategic shift that had a major effect on the Company’s operations and financial results. The sale resulted in the removal of the CloudFirst Technologies Corporation and CloudFirst Europe Ltd. reportable segments.

The gain on the sale is presented separately in the Consolidated Statements of Operations, as follows:

Amount
Gross cash proceeds received after working capital adjustment	$38,068,463
Add: Amount placed in Escrow	1,500,000
Less:
Carrying value of net assets disposed (1)	(9,869,738)
Cash transaction and selling costs (2)	(2,502,020)
Warrant liability reclassification (3)	215,981
Total pre-tax gain on sale	$27,412,686
Income tax expense (4)	(7,294,005)
Gain on sale of discontinued operation, net of tax	$20,118,681

(1) Represents the carrying value (book value) of the assets and liabilities of the Cloud Solutions Business on the date of sale.

(2) Represents cash selling expenses, including legal and advisory fees, as shown on the Consolidated Statement of Cash Flows.

(3) Represents the changes in fair value of the warrant liability as a cost of the transaction (see Note 5).

(4) Represents the provision for federal and state income taxes on the gain from the sale.

The major classes of assets and liabilities of the Cloud Solutions Business classified as discontinued operations were as follows:

December 31, 2024
ASSETS:
Accounts receivable	$2,166,440
Prepaid and other assets	740,964
Current assets of discontinued operations	2,907,404

Property and equipment, net	3,433,579
Goodwill and intangible assets, net	5,665,677
Right-of-use and other assets	621,742
Total assets of discontinued operations	$12,628,402

LIABILITIES:
Accounts payable and accrued expenses	$2,594,789
Deferred revenue	212,390
Finance and operating lease liabilities - current	150,380
Current liabilities of discontinued operations	2,957,559
Finance and operating lease liabilities - non-current	523,070
Total liabilities of discontinued operations	$3,480,629

Operating results for the discontinued operations were as follows:

	January 1, 2025 to	Twelve Months Ended
	September 11, 2025	December 31, 2024

Sales	$16,039,680	$24,152,056
Cost of sales	9,388,216	13,575,938
Gross profit	6,651,464	10,576,118

Selling, general and administrative	6,678,953	7,183,108
(Loss) income from discontinued operations	(27,489)	3,393,010

Interest and other expense	(41,653)	(120,607)
Benefit from income taxes	31,624	—

(Loss) income from discontinued operations, net of tax	$(37,518)	$3,272,403

Summary of Significant Accounting Policies of Discontinued Operations

Revenue Recognition

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

Note 4 – Balance Sheet Components

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
Prepaid subscriptions and licenses	$13,702	$26,991
Prepaid insurance	67,458	67,373
Other	17,683	24,174
Total prepaids and other current assets	$98,843	$118,538

Other long-term assets consist of the following:

	December 31,	December 31,
	2025	2024
Deferred transaction costs	$228,703	$113,167
Investments	100,000	—
Other	49,979	23,910
Total other long-term assets	$378,682	$137,077

Note 5 – Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On July 18, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”), pursuant to which it may offer and sell, from time to time, shares of its common stock. Sales of shares of common stock under the Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280881) (the “Registration Statement”) and a related prospectus supplement (the “ATM Prospectus”). The ATM Prospectus relates to the offering of up to $10,600,000 shares of the Company’s common stock. The issuance and sale, if any, of common stock under the Agreement is subject to the Company maintaining an effective registration statement. The Registration Statement was declared effective on July 26, 2024. The Company did not make any sales under the Agreement, which expired in July 2025. The Company recognized deferred offering costs associated with the Agreement of $113,167 at December 31, 2024 which were expensed as a component of selling, general and administrative expenses during the year ended December 31, 2025. The Company is in the process of entering into a new equity distribution agreement which is expected to be executed during the year ended December 31, 2026.

During the years ended December 31, 2025 and 2024, employees exercised 411,540 and 68,988 stock options, respectively, into shares of Common Stock. The Company received $957,997 and $133,005 in proceeds for these option exercises during the years ended December 31, 2025 and 2024, respectively.

Stock Incentive Plans

On March 8, 2021, the Company’s Board and stockholders owning in excess of 50% of the Company’s outstanding voting securities approved and adopted the 2021 Stock Incentive Plan, as amended and restated (the “2021 Plan”). The 2021 Plan permits the Company to grant stock options, restricted stock units, and other awards at levels determined appropriate by the Company’s Board and/or compensation committee. The 2021 Plan also allows the Company to utilize a broad array of equity incentives and performance cash incentives to secure and retain the services of its employees, directors, and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. An aggregate of 15,000,000 shares of Company common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes. As of December 31, 2025, there were 857,291 shares available for future grants under the 2021 Plan.

Additionally, there are 6,250 options outstanding and exercisable under the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) as of December 31, 2025. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants.

On July 1, 2024, the Company registered an additional 111,323 and 1,000,000 shares of common stock under the 2010 Plan and 2021 Plan, respectively.

Common Stock Options

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2024	595,347	$2.79	6.87
Options Granted	163,755	$4.36	5.20
Exercised	(68,988)	$2.24
Expired/Cancelled	(11,812)	$2.79
Options Outstanding at December 31, 2024	678,302	$2.56	6.42
Options Granted	51,420	$4.36	5.21
Exercised	(411,540)	$2.35
Expired/Cancelled	(94,526)	$4.54
Options Outstanding at December 31, 2025	223,656	$3.20	5.03

Options Exercisable at December 31, 2025	223,656	$3.20	5.03

Share-based compensation expense recognized for stock options granted totaled $507,018 and $188,624 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was no unrecognized compensation expense related to unvested employee stock options granted under the Company’s share-based compensation plans as all such options are fully vested.

The intrinsic value of outstanding stock options as of December 31, 2025, and 2024 was $464,820 and $1,171,313, respectively.

The valuation methodology used to determine the fair value of stock options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation for instruments with a similar expected term.. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of the Company’s stock over a period equal to the expected life of the awards.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2025, and 2024, are set forth in the table below:

	2025	2024
Weighted average fair value of stock options granted	$4.36	$3.69
Risk-free interest rate	4.32%	3.84%-4.33%
Volatility	108.39%	122%-159%
Expected life (years)	5.21 years	3.50-6.00 years
Dividend yield	—%	—%

Share-based awards, Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)

On January 2, 2024, the Company granted certain employees an aggregate of 70,393 RSUs. Compensation as a group amounted to $156,251. The shares vest one third each year for three years after issuance.

On March 31, 2024, the Company granted its Board members an aggregate of 14,166 RSUs. Compensation as a group amounted to $81,030. The shares vest one year after issuance.

On April 1, 2024, the Company granted a nonemployee consultant an aggregate of 2,660 RSAs. Aggregate compensation for the grant was $15,002. The shares vested on the grant date.

On January 3, 2025, the Company granted certain employees an aggregate of 11,078 RSUs. Compensation as a group amounted to $54,061. The shares vest one year after issuance.

On January 17, 2025, the Company granted certain employees an aggregate of 19,012 RSUs. Compensation as a group amounted to $79,375. The shares vest one third each year for three years after issuance.

On January 22, 2025, the Company granted a nonemployee consultant an aggregate of 1,000 RSAs. Aggregate compensation for the grant was $4,700. The shares vested on the grant date.

One June 2, 2025 the Company granted certain employees and its Board members an aggregate of 93,993 RSUs. Compensation as a group amounted to $356,233. The shares vest one year after issuance.

A summary of the activity related to share-based awards for the year ended December 31, 2025, is presented below:

Share-based awards (RSUs and RSAs)	Shares	Fair Value
Outstanding non-vested at January 1, 2024	209,159
Granted	104,719	$3.98
Vested	(98,816)	$2.18
Forfeited	(687)
Outstanding non-vested at December 31, 2024	214,375	$2.79
Granted	125,083	$3.95
Vested	(335,619)	$3.21
Forfeited	(3,839)
Outstanding non-vested at December 31, 2025	—	$—

Stock-based compensation for share-based awards has been recorded in the consolidated statements of operations and totaled $498,812 and $310,375 for the years ended December 31, 2025, and 2024, respectively. As a result of the sale of the Company’s Cloud Solutions Business (Note 3) all RSU then-outstanding vested upon closing of the sale on September 11, 2025, therefore as of December 31, 2025, there was no unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans.

Discontinued Operations

Stock-based compensation related to discontinued operations totaled $590,757 and $295,589 for the years ended December 31, 2025, and 2024, respectively.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of warrant activity and related information

				Weighted
	Number of	Range of	Weighted	Average
	Shares	Exercise Price	Average	Contractual
	Under Warrants	Per Share	Exercise Price	Life
Warrants Outstanding at January 1, 2024	2,415,860	$7.43-6.15	$6.88	2.67
Granted	80,000	$7.43	$7.43	5.00
Warrants Outstanding at December 31, 2024	2,495,860	$7.43-6.15	$6.90	1.66
Settled for cash (Fundamental Transaction)	(858,750)	$6.15	$6.15
Warrants Outstanding at December 31, 2025	1,637,110	$7.43-6.15	$7.30	0.77

Warrant Exercisable at December 31, 2025	1,637,110	$7.43-6.15	$7.30	0.77

The intrinsic value of outstanding warrants as of December 31, 2025 and 2024 was $0.

Description of July 2021 Warrants and Fundamental Transaction

Included in warrants outstanding as of December 31, 2024 were 1,031,250 Common Stock Purchase Warrants issued by the Company on July 21, 2021 to institutional investors (the “July 2021 Warrants”). The July 2021 Warrants have an exercise price of $6.15 per share, and contained a “Fundamental Transaction” provision stating that upon a merger, change in control, or sale of all or substantially all of the Company’s assets, holders of the July 2021 Warrants could, at their option, require the Company to purchase their July 2021 Warrants by paying such holders a cash payment equal to the Black-Scholes Value (as such term is defined in the July 2021 Warrants) of their July 2021 Warrants (the “Put Right”). The Put Right is only available to holders of the July 2021 Warrants in cases where the Fundamental Transaction is within the Company’s control. In the event a Fundamental Transaction is not within the Company’s control, including not approved by the Company’s Board of Directors, the holders of the July 2021 Warrants would receive the same form of consideration the holders of Company Common Stock receive. On September 11, 2025, the Company completed the sale of its Cloud Solutions Business, which sale was previously approved by the Company’s Board of Directors (see Note 3, “Discontinued Operations”). This transaction constituted a Fundamental Transaction within the Company’s control, which triggered the cash-settlement provision for all outstanding July 2021 Warrants.

Prior to September 11, 2025, the July 2021 Warrants were classified as equity, as the warrants did not obligate the Company (conditionally or unconditionally) to repurchase the shares underlying the warrants or issue a variable number of shares, were indexed to the Company’s Common Stock, and met the criteria for classification in equity as defined in ASC 815. The triggering of the cash-settlement provision on September 11, 2025, required the July 2021 Warrants to be reclassified from equity to a liability at their fair value, therefore the Company recognized an initial warrant liability of $2,461,663, with a corresponding decrease to Additional Paid-in Capital.

The warrant liability was subject to remeasurement at fair value at each subsequent reporting period, with changes in fair value of $215,681 recognized as a component of the Gain on sale of discontinued operation, net of tax for the year ended December 31, 2025. During September and October 2025, the Company completed the final settlement of its outstanding warrant liability. The full liability was extinguished through two actions:

●       Cash payments totaling $2,049,388 were made to certain holders of July 2021 Warrants to purchase up to 858,750 shares of Common Stock, upon such holders’ exercise of their Put Right and the Company’s purchase of such warrants and cash payment to such holders equal to the Black Sholes Value of their July 2021 Warrants.

●       The remaining liability balance of $196,294 which related to July 2021 Warrants to purchase up to 172,500 shares of Common Stock was reclassified to Additional Paid-in Capital, as the 30-day period for holders to require the Company to purchase such July 2021 Warrants at the Black Scholes Value expired on October 11, 2025.

As of December 31, 2025, there was no remaining liability associated with these warrants.

Fair Value Measurement

The fair value of the warrant liability is measured using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions. These inputs are considered Level 3 inputs within the fair value hierarchy.

The key assumptions used in the Black-Scholes-Merton model to value the outstanding warrant liability as of September 11, 2025, the transaction date, and as of October 11, 2025, the Put Right expiration date, were as follows:

Assumption	October 11, 2025	September 11, 2025
Stock Price	$4.06	$5.15
Exercise Price	$6.15	$6.15
Expected Term (in years)	1.3 years	1.3 years
Expected Volatility	90.5%	107.8%
Risk-Free Interest Rate	3.6%	3.8%
Expected Dividend Yield	0.0%	0.0%

●	Expected Term: The expected term represents the remaining contractual life of the warrants.

●

Expected Volatility: The expected volatility is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term. For purposes of the September 11, 2025 fair value, the expected volatility represents the calculation of volatility associated with the Put Right, as defined in the July 2021 Warrant.

●	Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation for instruments with a similar expected term.

●	Expected Dividend Yield: The Company has not paid, and does not anticipate paying, any cash dividends on its common stock.

Preferred Stock

Liquidation preference

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Common Stock, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, for each share of Series A Preferred Stock held by such holder, an amount per share of Series A Preferred Stock equal to the Original Issue Price (as such term is defined in the Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (the “Series A COD”)) for such share of Series A Preferred Stock plus all accrued and unpaid dividends on such share of Series A Preferred Stock as of the date of the Liquidation Event. No shares of Series A Preferred Stock are issued as of December 31, 2025.

Conversion

The number of shares of Common Stock into which a share of Series A Preferred Stock may be converted shall be the product obtained by dividing the Original Issue Price of such share of Series A Preferred Stock by the then-effective Conversion Price (as defined in the Series A COD) for such share of Series A Preferred Stock. The current Conversion Price for the Series A Preferred Stock is $55.60 and shall be adjusted from time to time.

Voting

Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes, upon any meeting of the stockholders of the Company (or action taken by written consent in lieu of any such meeting) equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock could be converted.

Dividends

Each share of Series A Preferred Stock, in preference to the holders of all Common Stock, shall entitle its holder to receive, but only out of funds that are legally available therefore, cash dividends at the rate of ten percent (10%) per annum from the Original Issue Date on the Original Issue Price for such share of Series A Preferred Stock, compounding annually unless paid by the Company. There are no shares of Series A Preferred Stock outstanding as of December 31, 2025 or 2024.

Note 6 – Income Taxes

The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

The components of the Company's (benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$(1,470,003)	$—
State	(660,436)	—
total	$(2,130,439)	$—

Deferred:
Federal	$207,710	$29,664
State	65,593	9,367
total	$273,303	$39,031
(Benefit) provision for income tax expense	$(1,857,136)	$39,031

	2025
Federal statutory income tax expense	$(571,900)	21.0%
State income taxes, net of federal income tax effect (a)	(163,400)	6.0%
Changes in valuation allowance (b)	(1,052,870)	38.7%
Return to provision adjustments	(68,966)	2.5%
Income tax benefit	$(1,857,136)	68.2%

(a)	State taxes in Florida and California made up the majority (greater than 50 percent) of the tax effect in this category.

(b)	The taxable gain generated from the sale of the discontinued operation (discussed below) provided a source of income, allowing for the realization of these deferred tax assets which previously did not meet the “more likely than not” criteria.

For comparison purposes, a reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the year ended December 31, 2024 is as follows:

2024
U.S. Federal Statutory Rate	21.0%
State Taxes	6.9%
Other permanent and prior period adjustments	5.7%
Valuation allowance	(33.6)%
Income tax provision	—%

Discontinued Operations

For the year ended December 31, 2025, the Company recorded a pre-tax loss from discontinued operations of $69,412 and a related tax benefit of $31,624.

Separately, the Company completed the sale of its discontinued operations, resulting in a pre-tax gain of $27,412,686 for the year ended December 31, 2025. The Company recorded a provision for federal and state income taxes on this gain of $7,294,005. This gain is treated as a significant, discrete item for tax purposes.

The $5,131,902 of tax liability is recorded as a component of the “Gain on sale of discontinued operations, net of tax” in the Consolidated Statements of Operations, with $1,166,315 recognized as “Income taxes payable” on the Consolidated Balance Sheet at December 31, 2025. The amount included in Income taxes payable at December 31, 2025 is net of estimated tax payments of $3,965,587 made during the second half of 2025.

The cash paid for income taxes during the year ended December 31, 2025 was as follows:

2025
Federal	$3,915,000
State and Local	50,587
Tota cash paid for income taxes	$3,965,587

The components of deferred taxes are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$—	$2,277,000
Operating lease – Right of use asset	—	172,496
Total deferred tax assets	—	2,449,496
Deferred tax liabilities:
Property and equipment	—	(521,358)
Intangibles	—	(120,123)
Goodwill	—	(195,154)
Lease Liability	—	(158,947)
Deferred gain	(312,334)	—
Total deferred tax liabilities	(312,334)	(995,582)

Valuation Allowance	—	(1,492,945)

Net deferred taxes	$(312,334)	$(39,031)

The Company had no remaining net operating tax loss carryforwards as of December 31, 2025.

The Company’s prior deferred tax liabilities included amounts related to the difference between the book basis and tax basis of goodwill acquired in a taxable business combination, which is deductible for tax purposes over 15 years. Because this deferred tax liability, also known as a ‘naked credit’, relates to an indefinite-lived intangible asset (goodwill) that was not previously expected to reverse in the foreseeable future, it was not considered a source of taxable income for the purpose of assessing the realization of deferred tax assets.

During the year ended December 31, 2025, following the sale of the Cloud Solutions Business, the Company conducted a Section 382 study through October 31, 2025 to assess whether a change or changes of control, as defined in Section 382, have occurred since inception. The Company has determined that it has undergone two ownership changes which potentially limit the use of the Company’s tax attributes. The first ownership change will have no practical impact on the Company since there were no pre-change loss attributes identified in the Section 382 study. The second ownership change created an annual limitation for the 2021 tax year and thereafter. However, the recognition of prior unrealized gains during the year ended December 31, 2025 will substantially expand the limitation for the 2025 tax year. The Company expects these net operating losses to be utilized.

Note 7 – Equity Investment

On May 21, 2025, the Company invested $100,000 in TG-17, Inc. (“TG-17”), a privately held Delaware corporation, in exchange for shares of TG-17 Series CF Preferred Stock. The investment represents less than 20% of the outstanding equity of TG-17 and does not convey board representation, control rights, or any significant influence over the investee’s operating or financial policies.

The investment does not have a readily determinable fair value, and accordingly, the Company accounts for the investment using the measurement alternative. Under this method, the investment is recorded at its original cost and is adjusted for any impairment or for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of December 31, 2025, the Company has not identified any events or changes in circumstances that would indicate impairment of the investment, nor has it observed any transactions requiring a remeasurement of its carrying value. The investment is classified as a non-current asset as a component of other long-term assets on the Company’s consolidated balance sheet.

Note 8 – Commitments and Contingencies

Litigation

The Company is not currently involved in any litigation that it believes could have a materially adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its Common Stock, any of its subsidiaries or of the Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 9 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $3,257 and $7,348 during the year ended December 31, 2025, and 2024, respectively. Nexxis Capital was formed to overcome the Nexxis obstacle of supplying financing for Nexxis clients and the relationship was between Nexxis client and Nexxis capital.

Eisner & Maglione CPA’s LLC

Lawrence Maglione is a partner of Eisner & Maglione CPA’s LLC. The Company paid his firm $46,262 and $31,352 for accounting and due diligence services during the year ended December 31, 2025, and 2024, respectively.

Systems Trading

On January 1, 2022, the Company entered into a lease agreement with Systems Trading, Inc. (“Systems Trading”), a technology leasing company established by Harold Schwartz (President), where he currently serves as Chief Executive Officer and President, effective January 1, 2022. This lease obligation was payable to Systems Trading with monthly installments of $7,145 and expired on April 1, 2025. The lease carried an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation was payable to Systems Trading with monthly installments of $6,667 and expired on February 1, 2025. The lease carried an interest rate of 8%.

Other

In connection with the vesting of equity awards held by Harold Schwartz (a Director and President), the Company erroneously remitted $47,479 in tax withholding obligations during the fourth quarter of the year ended December 31, 2025, which was later determined to be an overpayment. The related balance reflected in other long-term assets at December 31, 2025 represents amounts settled on his behalf against vested equity compensation and does not represent a personal loan or extension of credit. No such balance existed at December 31, 2024.

Note 10 – Segment Information

Following the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., on September 11, 2025 (see Note 3 for details), the Company operates in one reportable segment: Nexxis, Inc. The CloudFirst Technologies Corporation and CloudFirst Europe Ltd. reportable segments were removed as a result of the sale of the Cloud Solutions Business.

The Company’s segment was determined based on its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s CODM which is its Chief Executive Officer, to evaluate performance, which is generally the segment’s operating income or losses.

Nexxis, Inc. is a single-source solution provider that delivers fully-managed cloud-based voice over internet services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segment and Corporate:

	For the year ended December 31, 2025
	Nexxis, Inc.	Corporate	Total
Revenue	$1,382,929	$—	$1,382,929
Cost of sales	768,605	—	768,605
Gross profit	614,324	—	614,324

Selling, general and administrative	598,797	3,583,994	4,182,791
Depreciation and amortization	3,905	1,330	5,235
Total operating expenses	602,702	3,585,324	4,188,026

Income (loss) from operations	$11,622	$(3,585,324)	$(3,573,702)

	For the year ended December 31, 2024
	Nexxis, Inc.	Corporate	Total
Revenue	$1,219,247	$—	$1,219,247
Cost of sales	691,998	—	691,998
Gross profit	527,249	—	527,249

Selling, general and administrative	619,912	3,218,831	3,838,743
Depreciation and amortization	850	775	1,625
Total operating expenses	620,762	3,219,606	3,840,368

Loss from operations	$(93,513)	$(3,219,606)	$(3,313,119)

Note 11 – Subsequent Events

The Company has evaluated events that occurred through the issuance of these financial statements, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than as set forth below.

On December 8, 2025, the Company commenced the tender offer (the “Tender Offer”) to purchase up to 6,192,990 shares of Common Stock, representing approximately 83% of its issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, the Company accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,971, excluding fees, any excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following the Company’s purchase of the tendered shares and payment of the cost of such tendered shares and other related expenses, the Company had 2,167,138 shares of Common Stock outstanding and retained over $10.0 million in cash.

On February 9, 2026, the Company’s Board approved the issuance to Charles M. Piluso, the Company’s Chief Executive Officer, of an annual cash bonus for the fiscal year ended December 31, 2025, within the limits set forth in his then current employment agreement for annual cash bonuses, and a discretionary equity award of 160,600 restricted stock units pursuant to the 2021 Plan, which will vest in full on May 20, 2026.

On February 13, 2026, the Company entered into an amendment to the existing employment agreement with Charles M. Piluso, which was effective as of January 1, 2026 and among other things, extended the term of the employment agreement for an additional three years. Upon execution of the amended employment agreement by the Company and Mr. Piluso, pursuant to the terms thereof, Mr. Piluso received one-time equity awards pursuant to the 2021 Plan, consisting of 250,000 stock options and 60,000 restricted stock units, which stock options and restricted stock units will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

On February 13, 2026, the Company entered into an amendment to the existing employment agreement with Chris H. Panagiotakos, the Company’s Chief Financial Officer, which was effective as of January 1, 2026 and among other things, extended the term of the employment agreement for an additional three years. On February 13, 2026, the Company’s Board approved the issuance to Chris H. Panagiotakos, of an annual cash bonus for the fiscal year ended December 31, 2025 within the limits set forth in his then current employment agreement for annual cash bonuses, and a discretionary equity award of stock options to purchase up to 125,000 shares of Common Stock and 60,000 restricted stock units pursuant to the 2021 Plan, which will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

Note 12 – Restatement of Quarterly Financial Information (Unaudited)

Description of Restatement Adjustments

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified an error in the prior period's accounting for the reclassification of the July 2021 Warrants. On September 11, 2025, the triggering of a cash-settlement provision required these warrants to be reclassified from equity to a liability at fair value. Management determined that the initial recognition of the $2,461,663 warrant liability was incorrectly recorded as a component of Gain on sale of discontinued operations, net of tax, rather than as a reduction to Additional Paid-in Capital. Accordingly, the Company has corrected the prior period financial statements to reflect the initial recognition as a debit to equity, with subsequent changes in the fair value of the liability recognized in the consolidated statements of operations.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements for the periods ended September 30, 2025.

The amounts in the “As previously reported” columns are amounts derived from the Company’s previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2025. The amounts in the “Adjustments” columns present the reclassification of warrant to liability impact and related tax effect of the adjustment. The amounts in the “As restated” columns are the updated amounts including the impacts from the restatement.

Unaudited Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of September 30, 2025:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2025
	As previously reported	Adjustments	As restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Warrant liability	$1,224,838	$(182,488)	$1,042,350
Income taxes payable	5,976,589	13,182	5,989,771
Total current liabilities	8,414,058	(183,244)	8,230,814
Total liabilities	8,414,058	(183,244)	8,230,814

Stockholders’ equity:
Additional paid-in capital	42,427,313	(2,461,663)	39,965,650
Accumulated deficit	(2,912,547)	2,644,907	(267,640)
Total Data Storage Corporation stockholders’ equity	39,507,997	183,244	39,691,241
Total stockholders’ equity	$39,263,632	$183,244	$39,446,876

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2025
	As previously reported	Adjustment	As restated

Provision (benefit) for income taxes	$(1,034,683)	$15,006	$(1,019,677)
Loss from continuing operations, net of tax	129,555	(15,006)	114,549
Gain on sale of discontinued operation, net of tax	17,471,290	2,659,913	20,131,203
Net income of discontinued operations	16,648,787	2,659,913	19,308,700
Net income	16,778,342	2,644,907	19,423,249
Income (loss) in non-controlling interest of consolidated subsidiary, net of tax	(66)	737	671
Net income attributable to common stockholders	$16,778,276	$2,645,644	$19,423,920

Earnings per share from discontinued operations – basic	$2.28	$0.37	$2.65
Earnings per share from discontinued operations – diluted	$2.19	$0.35	$2.54
Earnings per share attributable to common stockholders – basic	$2.30	$0.36	$2.66
Earnings per share attributable to common stockholders – diluted	$2.20	$0.35	$2.55

	Nine Months Ended September 30, 2025
	As previously reported	Adjustment	As restated

Provision (benefit) for income taxes	$(1,034,683)	$15,006	$(1,019,677)
Loss from continuing operations, net of tax	(1,313,172)	(15,006)	(1,328,178)
Gain on sale of discontinued operation, net of tax	17,471,290	2,659,913	20,131,203
Net income of discontinued operations	17,385,939	2,659,913	20,045,852
Net income	16,072,767	2,644,907	18,717,674
Income (loss) in non-controlling interest of consolidated subsidiary, net of tax	(3,462)	737	(2,725)
Net income attributable to common stockholders	$16,069,305	$2,645,644	$18,714,949

Earnings per share from discontinued operations – basic	$2.42	$0.37	$2.79
Earnings per share from discontinued operations – diluted	$2.32	$0.36	$2.68
Earnings per share attributable to common stockholders – basic	$2.24	$0.37	$2.61
Earnings per share attributable to common stockholders – diluted	$2.15	$0.35	$2.50

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	As previously reported	Adjustment	As restated
Additional Paid-in Capital
Reclassification of warrant to liability	—	(2,461,663)	(2,461,663)
Balance, September 30, 2025	$42,427,313	$(2,461,663)	$39,965,650
Accumulated Deficit
Net income	16,070,042	3,353,878	19,423,920
Balance, September 30, 2025	$(2,912,547)	$2,644,907	$(267,640)
Total Stockholders’ Equity
Reclassification of warrant to liability	—	(2,461,663)	(2,461,663)
Net income	16,072,767	3,350,482	19,423,249
Balance, September 30, 2025	$39,263,632	$183,244	$39,446,876

	For the Nine Months Ended September 30, 2025
	As previously reported	Adjustment	As restated
Additional Paid-in Capital
Reclassification of warrant to liability	—	(2,461,663)	(2,461,663)
Balance, September 30, 2025	$42,427,313	$(2,461,663)	$39,965,650
Accumulated Deficit
Net income	16,779,013	1,935,936	18,714,949
Balance, September 30, 2025	$(2,912,547)	$2,644,907	$(267,640)
Total Stockholders’ Equity
Reclassification of warrant to liability	—	(2,461,663)	(2,461,663)
Net income	16,778,342	1,939,332	18,717,674
Balance, September 30, 2025	$39,263,632	$183,244	$39,446,876

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2025:

	Nine Months Ended September 30, 2025
	As previously reported	Adjustment	As restated

Net income from discontinued operations	$17,385,939	$2,659,913	$20,045,852
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of discontinued operations	(17,471,290)	(2,659,913)	(20,131,203)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2025 due to the material weakness described below.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. As set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of its disclosure control system were met.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessments and those criteria, management determined that the Company’s internal controls over financial reporting were not effective as of December 31, 2025.

Identification of Material Weakness

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, management identified a material weakness in our internal control over financial reporting. The material weakness relates to the design and operating effectiveness of controls over the accounting and disclosure of significant and unusual transactions—specifically, those arising from the divestiture of a material portion of our business. Our controls were not effectively designed to ensure a complete and accurate technical review of the complex accounting and tax elements associated with this transaction.

This deficiency identified during the third quarter of 2025 resulted in an error related to the income tax implications of the divestiture. Subsequently, in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), we identified an additional error stemming from the same material weakness regarding the treatment of certain warrants impacted by the divestiture. Specifically, on September 11, 2025, the closing of the divestiture triggered a cash-settlement provision within our Common Stock Purchase Warrants issued by the Company on July 21, 2021 to institutional investors (the “July 2021 Warrants”), requiring them to be reclassified from equity to a liability at fair value. We determined that the initial recognition of the $2,461,663 warrant liability was incorrectly recorded in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as a component of Gain on sale of discontinued operations, net of tax, rather than as a reduction to Additional Paid-in Capital.

Accordingly, within this Annual Report, we have restated certain financial statements previously included in the Quarterly Report on Form 10-Q for the period ended September 30, 2025, to reflect the initial recognition of the July 2021 warrant liability as a debit to equity, with subsequent changes in fair value of the warrant liability recognized in the consolidated statements of operations. As of December 31, 2025, this material weakness has not been remediated.

In order to remediate this material weakness, management has implemented the following actions to strengthen our internal control environment:

●       Enhancing internal review procedures to ensure that significant and unusual transactions are identified, analyzed, and reviewed with appropriate rigor each quarter.

●       Engaging appropriate internal and external resources to support the evaluation of complex transactions, where specialized expertise is required.

●       Providing targeted training to relevant personnel on the accounting and disclosure requirements for significant and unusual transactions.

Management will continue to monitor the effectiveness of these remediation efforts and will make further adjustments to the plan as necessary to ensure the material weakness is fully addressed.

Changes in Internal Control over Financial Reporting

Other than the changes in the material weakness identified above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Charles M. Piluso	72	Chairman of the Board, Chief Executive Officer
Chris H. Panagiotakos	53	Chief Financial Officer
Harold J. Schwartz	61	Director, Former President
Thomas C. Kempster	59	Director, Former Executive Vice President
John Argen	71	Director
Lawrence A. Maglione, Jr.	64	Director
Matthew Grover	58	Director
Todd A. Correll	58	Director
Clifford Stein	68	Director
Nancy M. Stallone	65	Director
Uwayne A. Mitchell	42	Director

Charles M. Piluso, Chairman of the Board and, Chief Executive Officer

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

Harold J. Schwartz, Director

Mr. Schwartz has served as a member of our Board since December 2016 and served as Treasurer from 2016 to 2020. He also served as our President beginning 2016 and as CloudFirst’s President and a member of its board of directors beginning July 2022, until our sale of the CloudFirst business in September 2025. From 1994-2016, Mr. Schwartz served as vice president of ABC Services, Inc., which he co-founded. He has been responsible for the strategic direction, operations, business development of ABC and other companies. Over the past three decades, Mr. Schwartz has used his expertise in IBM business systems, business continuity, and cybersecurity helping organizations increase IT performance, protect their data and reduce costs. In addition, Mr. Schwartz is the founder of Systems Trading, Inc., a technology leasing company established in 1997, where Mr. Schwartz serves as the company’s CEO and president. Prior to founding these two businesses, Mr. Schwartz worked with other IBM business partners and an equipment leasing company. Mr. Schwartz earned his bachelor’s degree in business from California State University in San Bernardino.

We believe that Mr. Schwartz has the leadership and qualifications to serve as president and as a member of our Board due to his proven ability to lead, strengthen and improve the operations of the companies he has been a part of based on his experience in marketing, sales and business development and his deep knowledge of the industry.

Thomas C. Kempster, Director

Mr. Kempster served as our Executive Vice President beginning December 2016 until our sale of the CloudFirst business in September 2025 and serves as a member of our Board since December 2016. He also served as the Chief Experience Officer (CXO) of our CloudFirst subsidiary from January 2024 until September 2025. Prior to these positions, Mr. Kempster served as the Chief Executive Officer of Flagship until 2024 and our President of Service Delivery until 2021. Prior to joining the Company, Mr. Kempster founded ABC Services in 1994 and served as its President until 2016. ABC Services provided Managed Services, equipment, software sales and specialized in IBM Power systems. In 2012, ABC Services launched a joint venture with the Company to provide IaaS and Disaster Recovery-as-a- Service (DRaaS) to IBM Power system customers in North America. The joint venture formed was SIAS. In 2016, ABC Services was acquired by the Company.

We believe that Mr. Kempster is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his industry experience.

John Argen, Director

Mr. Argen has served as a member of our Board since October 2008. Mr. Argen is a Business Consultant and Developer specializing in the information technology, telecommunications, and construction industries. He is a seasoned professional that brings over 40 years of experience and entrepreneurial success from working with small business owners to Fortune 500 firms. Mr. Argen has been a board director on several companies as well as a charity organization. From 1992 to 2003, Mr. Argen was the CEO and founder of DCC Systems, a privately held nationwide Technology Design / Build Construction Development and Consulting Solutions firm. Mr. Argen built DCC Systems from the ground up, re-engineering the firm several times to meet the needs of its clientele and enabling DCC Systems to produce gross revenues exceeding 100 million dollars in 2000. Mr. Argen has been a guest speaker at numerous corporate seminars and industry shows. He has been featured on NBC’s “Business Now” which accredited his Technology Construction Management methodology as an innovative process for implementing high tech projects on time and within budget. Before DCC Systems Mr. Argen held senior management positions at ITT/Metromedia (15 years) and was VP of Engineering & Operations at DataNet, a Wilcox & Gibbs company (2 years). Throughout his corporate tenure he has worked in Operations, Marketing, Systems Engineering, Telecommunications, and Information Technology. In a career that spans 40 years he has had full responsibility for technology related and construction projects worth over a billion dollars. Mr. Argen graduated from Pace University with a BPS in Finance. His commitment to continued education is reflected in his completion of over 2,000 hours of corporate-sponsored courses. Mr. Argen also holds a Federal Communication Commission (FCC) Radio Telephone 1st Class License.

We believe that Mr. Argen is qualified to serve as a member of our Board because of his practical experience in managing the growth of companies, including technology and communication companies, and his general knowledge and experience of the industry.

Lawrence A. Maglione, Jr., Director

Mr. Maglione has served as a member of our Board since October 2008. He has also been a director of CloudFirst since August 29, 2001. Mr. Maglione has been a partner in the accounting firm Eisner & Maglione CPAs, LLC since January 2007. Mr. Maglione, a co-founder of DSC, is a financial management veteran with more than 40 years of experience. Prior to joining the Company in 1991, Mr. Maglione was a co-founder of North American Telecommunications Corporation (“NATC”), a local telecommunications service provider which provides local and long-distance services and data connectivity to small and medium-sized businesses, where Mr. Maglione served as NATC’s Chief Financial Officer and Executive Vice President from September 1997 through January 2001 where he was responsible for all finance, legal and administration functions. Prior to NATC, Mr. Maglione spent over 14 years in public accounting, and he brings a broad range of experience related to companies in the technology, retail services and manufacturing industries. Mr. Maglione holds a Bachelor of Science degree in Accountancy from Hofstra University, a Master of Science in Taxation from LIU Post, and is a Certified Public Accountant. Mr. Maglione is a member of the New York State Society of CPAs.

We believe that Mr. Maglione is qualified to serve as a member of our Board because of his practical accounting knowledge, leadership experience and general industry familiarity.

Todd A. Correll, Director

Mr. Correll previously served as a member of our Board from August 2014 until September 6, 2017, and then was reappointed to serve as a Director on November 5, 2019. Mr. Correll has served as a financial and operations executive consultant and board member for SACo, a leading online retail operation. From 2001 through 2017, Mr. Correll founded and served as CEO of Broadsmart Florida, Inc. (“Broadsmart”), a facility-based VoIP carrier. Under Mr. Correll’s leadership as its CEO, Broadsmart grew from a local phone company to a nationwide carrier delivering IP based dial tone, broadband and ancillary services. Broadsmart was acquired by Magic Jack in 2016 for $42 million, and Mr. Correll continued to serve as its CEO until 2017. Mr. Correll attended Syracuse University. Mr. Correll holds a pilot’s license.

We believe that Mr. Correll’s experience, particularly in the telecommunications and technology sectors, along with his proven track record of leadership and strategic insight, make him an invaluable addition to our Board, contributing to our continued growth and success.

Matthew Grover, Director

Mr. Grover has served as a member of our Board since November 5, 2019. Mr. Grover recently retired from a 23 year career at Altice USA, where he held various leadership positions, with his most recent position being Chief Revenue Officer (CRO). Altice USA is one of the largest broadband communications and video services providers in the United States, delivering broadband, pay television, mobile, proprietary content and advertising services to approximately 4.9 million residential and business customers across 21 states through its Optimum and Suddenlink brands. The company operates an advanced advertising and data business, which provides audience-based, multiscreen advertising solutions to local, regional and national businesses and advertising clients. Altice USA also offers hyper-local, national, international and business news through its News 12 and i24NEWS networks. Mr. Grover began his 23-year Altice USA career in 2001 when he joined Altice USA’s Lightpath division as Director of Sales Planning. Since then, he has held various positions with increasing responsibilities. In 2010 Mr. Grover assumed the position of Vice President and General Manager of Optimum West Commercial Services, overseeing sales and sales operations in the Rocky Mountain States of Montana, Wyoming, Colorado, and Utah, until it was sold to Charter Communications in August 2013. From 2013 to 2018, he was Senior Vice President of Commercial Sales, Product, and Marketing. Prior to joining Altice USA, Mr. Grover held various management positions over the course of nearly ten years, including Vice President of Sales at North American Telecom, Global Account Manager at AT&T in Los Angeles, CA, and District Sales Manager at AT&T in New York, New York. He serves on our Advisory Board and is a former member of the Board of Trustees at Molloy College in Rockville Centre, New York. Mr. Grover attained his BA in Economics from Stony Brook University and earned his MBA from the University of Southern California.

We believe that Mr. Grover is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his public company experience.

Clifford Stein, Director

Mr. Stein was appointed to the board of directors on January 12, 2024, and is the Chief Executive Officer of Savitar Realty Advisors, a real estate investment and advisory firm founded by him in 1988. Savitar, along with its affiliates, invests in and manages real estate projects in many areas of the US, and develops and invests in oil and gas properties in the Northern US, and provides consulting and management services to lenders and financial institutions on nonperforming real estate assets. He is an attorney and has been a member of the Florida Bar Association since 1982. Mr. Stein has acted as an expert witness in various litigation matters involving real estate transactions and has been appointed as a Receiver, an Examiner and a Trustee in state and federal courts. Mr. Stein previously served on our board of directors from June 2010 to November 2020.

We believe that Mr. Stein is qualified to serve as a member of our Board because of his leadership and legal experience.

Nancy M. Stallone, Director

Nancy Stallone is Executive Vice President, Corporate Treasurer and Assistant Corporate Secretary at Comtech Telecommunications Corp., a Nasdaq-listed company, a leading provider of satellite and space communications technologies, terrestrial and wireless network solutions, Next Generation 911 (NG911) emergency services, and cloud native capabilities to commercial and government customers around the world. Prior, she was Vice President of Finance from 2006 to 2016 and Corporate Secretary through October 2023. Prior to joining Comtech, Ms. Stallone served in key leadership financial positions including, from 2004 to 2006, Vice President, Internal Audit at Atkins Nutritionals, Inc., a diet program provider, and prior Chief Financial Officer of North America for Techpack America, Inc., a division of Albéa Group, a global packaging manufacturer and wholesaler. Previously, Ms. Stallone was Senior Manager at the accounting firm Deloitte & Touche LLP, where she served a number of public and private companies in the manufacturing, distribution and service industries. Ms. Stallone is a Certified Public Accountant in New York State and holds a Bachelor of Science in Accounting from Long Island University and an Executive MBA from St. Joseph’s University, where she previously served as an adjunct professor in accounting.

We believe that Ms. Stallone is qualified to serve as a member of our Board because of her accounting and business experience.

Uwayne A. Mitchell, Director

Mr. Mitchell was appointed to the Company’s Board of Directors on March 5, 2024, and has served since December 2021 as privacy counsel to Riskonnect Inc. providing privacy legal advice on business projects and initiatives. From April 2021 until December 2021, he served as counsel to the data privacy team at The Government Employees Insurance Company (GEICO). From May 2018 until April 2021, he was an associate at the Law Office of Goldstein, Flecker & Hopkins. In 2005, upon graduation from New York Institute of Technology, Mr. Mitchell worked at the Company as a computer technician. In 2009, he worked full-time at the Company in the daytime and attended law school at St. John’s Law School, evening division, at night. Mr. Mitchell holds a Juris Doctor from St. John’s University School of Law.

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

Director Independence

Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of our Board of Directors. The Listing Rules of the Nasdaq Stock Market (the “Nasdaq Listing Rules”), as well as those of the SEC, impose several requirements with respect to the independence of our directors. Our Board of Directors conducts an annual review of its proposed composition, the composition of its proposed committees and the independence of each director in accordance with these rules. With the exception of Charles M. Piluso, Harold J. Schwartz and Thomas C. Kempster, our Board determined, that all of our directors are independent, in accordance with the Nasdaq Listing Rules. Our Board has determined that, under the Nasdaq Listing Rules, Charles M. Piluso is not independent due to his role as Chief Executive Officer of the Company and, Harold J. Schwartz and Thomas C. Kempster are not independent directors because they were employees of the Company or its subsidiaries.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that John Argen, Nancy M. Stallone, Matthew Grover, Todd A. Correll, Clifford Stein, Lawrence A. Maglione, Jr. and Uwayne Mitchell do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC. In making this determination, our Board of Directors considered relationships that each director has with the Company, including the transactions described in Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. Our Board has also determined that: John Argen (Chair), Clifford Stein and Nancy M. Stallone are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s audit committee (the “Audit Committee”); Matthew Grover (Chair) and Todd A. Correll are independent under the Nasdaq Listing Rules independence standards for the members of our Board’s compensation committee (the “Compensation Committee”); and Lawrence A. Maglione, Jr. (Chair) and John Argen are independent under the Nasdaq Listing Rules’ independence standards for the members of our Board’s Nominating & Corporate Governance committee (the “Nominating & Corporate Governance Committee”).

Term of Office

Our directors are elected for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, Nominating & Corporate Governance Committee, Merger & Acquisition Committee and Cyber Security and Risk Committee. We also formed a Tender Offer Committee in fiscal 2025 in connection with the Tender Offer.

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

Compensation Committee

The Company has a Compensation Committee consisting of non-executive directors each of whom the Board has determined is an independent director pursuant to the Nasdaq Listing Rules. The Compensation Committee members are Matthew Grover (Chair), Todd A. Correll, and Clifford Stein. The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.dtst.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

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

The Company does not have a formal diversity policy. However, the Nominating & Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment and diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills, and backgrounds, in addition to, among other characteristics, high standards of personal and professional ethics, proven records of success in their respective fields, and valuable knowledge of our business and industry.

Merger and Acquisition Committee

The Company has a merger and acquisition committee (the “M&A Committee”) consisting of non-executive directors. The Merger and Acquisition Committee members are Lawrence A. Maglione, Jr. (Chair), John Argen, and Todd A. Correll.

Cyber Security & Risk Committee

The Company has a cyber security & risk committee (the “Cyber Security & Risk Committee”) consisting of non-executive directors. The Cyber Security & Risk Committee members are Matthew Grover (Chair) and Uwayne A. Mitchell.

Family Relationships

One full-time employee is the son of and directly reports to John Camello, President of Nexxis Inc.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that the following reports were untimely: Form 4 filed by each of Uwayne Mitchell, Lawrence Maglione, Todd Correll, Charles Piluso, Harold Schwartz, John Argen, Nancy Stallone, Matthew Grover and Clifford Stein on June 11, 2025, each of which reported one transaction.

Insider Trading Policy

We have adopted a second amended and restated insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the Nasdaq Stock Market. The Trading Policy prohibits trading in certain circumstances and applies to us and all of our directors, officers and employees as well as anyone associated with the Company who have access to material nonpublic information of the Company (the “Covered Persons”). It sets forth the Company’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of material nonpublic information and provides that all Covered Persons shall not purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted as compensation to, or held directly or indirectly by, those persons. The Insider Trading Policy also incorporates anti-pledging provisions. Consequently, no employee, executive officer or director may enter into a hedge or pledge of the Company’s Common Stock, including short sales, derivatives, put options, swaps and collars. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors, executive officers and key employees. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.dtst.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2025 and December 31, 2024, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Charles M. Piluso,	2025	$250,000	$250,000	$97,375	$31,084	—	$19,306	$647,765
Chief Executive Officer and Chairman of the Board	2024	$250,000	$200,000	$50,000	$34,907	—	$17,298	$552,205

Harold Schwartz,	2025	$171,000	$121,301	—	—	—	$23,319	$315,620
Former President	2024	$245,000	$175,000	$50,000	$34,907	—	$27,368	$532,275

Chris H. Panagiotakos,	2025	$235,000	$208,750	$29,375	$29,374	—	$60	$502,559
Chief Financial Officer and Treasurer	2024	$235,000	$100,625	$53,052	$52,967	—	$9,073	$450,717

(1)	The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements included in this Annual Report for more information regarding the valuation assumptions used in determining such amounts. These amounts do not correspond to the actual value that may be realized upon vesting or exercise of such awards.

(2)	The valuation methodology used to determine the fair value of the options issued during the year is the Black-Scholes option-pricing model. Please see Note 2 to Consolidated Financial Statements included in this Annual Report for more information.
(3)	Mr. Schwartz only received salary payments until September 11, 2025 when the CloudFirst business was sold. However, he did not officially resign as our President until February 12, 2026.
(4)	All other compensation consists of Employer portion of health insurance and 401k match.

Employment Agreements

Executive Employment Agreements

Mr. Piluso’s Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Piluso Employment Agreement”) with Mr. Charles M. Piluso, the Company’s Chief Executive Officer. The Piluso Employment Agreement was for an initial term of three years, and was automatically renewable for consecutive one-year terms at the end of the initial term. The Piluso Employment Agreement was amended to, among other things, extend the term, as further discussed below. Mr. Piluso received an annual base salary of $225,000 for 2023, $250,000 for 2024 and 2025 and was eligible to earn a performance bonus ranging from $75,000 to $300,000. Mr. Piluso was also entitled to an equity award for a total value of $100,000 per annum, which was equally split between RSUs and stock options.

Pursuant to the Piluso Employment Agreement, Mr. Piluso was also entitled to an equity award of 75,000 performance share units (the “PSUs”), one-third (1/3) of which would have vested upon the Company’s market capitalization reaching each of (i) $35,000,000, (ii) $50,000,000 and (iii) $75,000,000 (each a “Market Cap Target”), provided, however, that no PSUs could vest earlier than March 28, 2024 and each Market Cap Target must be maintained for at least twenty (20) trading days. The $35,000,000 Market Cap Target was achieved by September 28, 2024. In place of the 25,000 PSUs that should have been issued to Mr. Piluso, Mr. Piluso requested that 12,500 RSUs be granted to him and 12,500 RSUs to Mr. Schwartz. One-third (1/3) of the PSUs were forfeited on March 28, 2026, as a result of the $50,000,000 Market Cap Target not being achieved by such date. The remaining 25,000 PSUs shall be forfeited if the $75,000,000 Market Cap Target is not achieved by September 28, 2027. If any PSUs are issued to Mr. Piluso upon the Company’s market capitalization reaching $75 million by September 28, 2027, Mr. Piluso has agreed to issue one-half of such PSUs to Harold Schwartz, with the remaining one-half issued to Mr. Piluso, which alternate equity compensation arrangement the Board has approved.

On February 13, 2026, the Company and Mr. Piluso entered into an amendment to the Piluso Employment Agreement (the “Amended Piluso Employment Agreement”) in accordance with the recommendation of the Compensation Committee of the Board and as approved by the Board. The Amended Piluso Employment Agreement is effective as of January 1, 2026 for an initial term of three years (the “Piluso Extended Term”), which Piluso Extended Term shall automatically be extended for successive one-year terms unless the Company or Mr. Piluso gives 90 days written notice of their intention not to renew prior to the expiration of the then current term (the “Employment Term”). Pursuant to the Amended Piluso Employment Agreement, he will receive an annual base salary of $275,000 per year during the Employment Term.

Upon execution of the Amended Piluso Employment Agreement, pursuant to the terms thereof, Mr. Piluso received one-time equity awards pursuant to the Company’s 2021 Stock Incentive Plan, as amended and restated (the “Incentive Plan”), consisting of stock options to purchase up to 250,000 shares of Common Stock and 60,000 restricted stock units (“RSUs”), which stock options and RSUs vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029. Upon the Company’s consummation of the acquisition of an entity that has $3,000,000 in trailing twelve months (“TTM”) revenue, Mr. Piluso will also receive 30,000 vested performance stock units (“PSUs”) pursuant to the Incentive Plan. He will also receive three grants of 75,000 PSUs (up to an aggregate of 225,000 PSUs), which awards will vest upon the Company’s market capitalization reaching each of: (i) $30 million, (ii) $60 million and (iii) $90 million for a period of twenty (20) trading days. Pursuant to the Piluso Amended Employment Agreement, Mr. Piluso is also eligible for: (i) an annual cash bonus ranging from 0% to 200% of his annual base salary, with a target of 100%, for each calendar year during the Employment Term; (ii) a one-time cash bonus of $100,000 for each completed acquisition of an entity that has $3,000,000 in TTM revenue: (iii) and a one-time cash bonus of $250,000 upon the completion of a reverse merger.

As a full-time employee of the Company, Mr. Piluso is also eligible to participate in the Company’s benefit programs.

Mr. Panagiotakos’ Employment Agreement

On March 28, 2023, the Company entered into an employment agreement, as amended (the “Panagiotakos Employment Agreement”) with Mr. Chris H. Panagiotakos, the Company’s Chief Financial Officer. The Panagiotakos Employment Agreement was for an initial term of three years, and was automatically renewables for consecutive one-year terms at the end of the initial term. The Panagiotakos Employment Agreement was amended to, among other things, extend the term, as further discussed below. Mr. Panagiotakos received an annual base salary of $215,000 for 2023, $235,000 for 2024 and 2025 and was eligible to earn a performance bonus of 25% of his base salary. Mr. Panagiotakos was also entitled to an equity award for a total value equal to 25% of his base salary per annum, which was to be equally split between RSUs and stock options, a financial achievement bonus of $45,000 and a long-term incentive bonus of stock options and RSUs equal to 25% of his base salary.

On February 13, 2026, the Company and Mr. Panagiotakos entered into an amendment to the Panagiotakos Employment Agreement (the Panagiotakos Employment Agreement, as amended, is referred to as the “Amended Panagiotakos Employment Agreement”), in accordance with the recommendation of the Compensation Committee of the Board and as approved by the Board. The Amended Panagiotakos Employment Agreement is effective as of January 1, 2026 for an initial term of three years (the “Panagiotakos Extended Term”), which Panagiotakos Extended Term shall automatically be extended for successive one-year terms unless the Company or Mr. Panagiotakos gives 90 days written notice of their intention not to renew prior to the expiration of the then current term (the “Employment Term”). Pursuant to the Amended Panagiotakos Employment Agreement, he will receive an annual base salary of $270,000 per year during the Employment Term.

Upon execution of the Amended Panagiotakos Employment Agreement by the Company and Mr. Panagiotakos, pursuant to the terms thereof, Mr. Panagiotakos received one-time equity awards pursuant to the Incentive Plan, consisting of stock options to purchase up to 125,000 shares of Common Stock and 60,000 RSUs, which stock options and RSUs vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029. Mr. Panagiotakos is eligible for an annual cash bonus ranging from 0% to 200% of his annual base salary, with a target of 50%, for each calendar year during the Employment Term pursuant to the Amended Panagiotakos Employment Agreement.

As a full-time employee of the Company, Mr. Panagiotakos is eligible to participate in the Company’s benefit programs.

Termination and Change in Control

In the event that the employment of Mr. Piluso and/or Mr. Panagiotakos (each, an “Executive”) are terminated by the Company for Cause (as such term is defined in the Amended Employment Agreement), the Company is only required to pay the Executive his base salary and accrued vacation through the last day of employment and all non-vested equity awards are automatically forfeited. If the Executive is terminated due to death, disability or resigns without Good Reason (as such term is defined in the Amended Employment Agreement), the Company is obligated to pay the Executive, in a single lump sum, his base salary and accrued vacation through the last day of employment, as well as a pro rata portion of his applicable annual target bonus for the fiscal year in which termination occurs, and, in the event of termination due to death or disability, the immediate vesting of all outstanding equity awards.

If the Executive is terminated, prior to the expiration of the Piluso Extended Term or the Panagiotakos Extended Term, as applicable, by the Company without Cause (and not due to death or disability) or by the Executive upon resignation for Good Reason, the Executive is entitled to receive his base salary for the remainder of the Piluso Extended Term or the Panagiotakos Extended Term, as applicable, the acceleration of all outstanding equity awards, and a one-time severance payment equal to one times the base salary he was receiving at the time of termination, plus an amount equal to the pro rata portion of his last annual cash bonus he received. If the Executive is terminated by the Company without Cause (and not due to death or disability) or upon resignation by the Executive for Good Reason within 24 months of a Change in Control (as such term is defined Amended Employment Agreement), the Executive is entitled to receive his base salary for the remainder of the Piluso Extended Term or the Panagiotakos Extended Term, as applicable, the acceleration of all outstanding equity awards, and a one-time lump sum severance payment equal to one times the base salary he was receiving at the time of termination, plus an amount equal to the last annual cash bonus he received, irrespective of whether the Piluso Extended Term or the Panagiotakos Extended Term, as applicable, has expired at the time of the Change in Control. All severance payments are conditioned upon the execution of a general release by the Executive.

Other Employment Arrangements

The Company did not have a formal employment agreement with Harold J. Schwartz. His salary was determined by the Compensation Committee and was evaluated on a yearly basis. Mr. Schwartz’s annual base salary for the fiscal year ended December 31, 2022 was $171,717, which was increased to $215,000 for the fiscal year ended December 31, 2023 and $245,000 for the fiscal years ended December 31, 2024 and 2025. Mr. Schwartz was eligible to earn RSUs and stock options, in addition to a cash bonus which was determined by the Compensation Committee.

2010 Incentive Award Plan

On August 12, 2010, the Company adopted the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) that provided for 2,000,000 shares of Common Stock reserved for issuance under the terms of the 2010 Plan; which was amended on September 25, 2013, to increase the number of shares of Common Stock reserved for issuance under the 2010 Plan to 5,000,000 shares of Common Stock; which was further amended on June 20, 2017 to increase the number of shares of Common Stock reserved for issuance under the 2010 Plan to 8,000,000 shares of Common Stock; and further amended on July 1, 2019, to increase the number of shares of Common Stock reserved for issuance under the 2010 Plan to 10,000,000 shares of Common Stock. On April 23, 2012, the Company amended and restated the 2010 Plan to change the name to the “Amended and Restated Data Storage Corporation Incentive Award Plan”. The 2010 Plan was intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”) and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company had the right to grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights and restricted stock awards, which were restricted shares of Common Stock (collectively referred to as “Incentive Awards”). Incentive Awards were granted pursuant to the 2010 Plan for 10 years from the Effective Date. There are 6,250 options outstanding and exercisable under the 2010 Plan as of December 31, 2025. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants.

2021 Stock Incentive Plan

On March 8, 2021, our Board and stockholders owning in excess of 50% of our outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the terms of the 2021 Plan we can grant stock options, restricted stock unit awards and other awards at levels determined appropriate by our Board and/or compensation committee. The 2021 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees, directors, and consultants, and to provide long-term incentives that align the interests of our employees, directors and consultants with the interests of our stockholders. An aggregate of 15,000,000 shares of our Common Stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes. There are 217,406 options outstanding and exercisable under the 2021 Plan as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year- End December 31, 2025

The following table sets forth information concerning the number of shares of Common Stock underlying outstanding equity awards for each of our named executive officers as of December 31, 2025:

Option Awards						Stock Awards
Name	Option Or RSU Grant Date	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)
Charles M. Piluso
(1)	3/1/2023	29,412	—	$1.96	2/28/2028	—	—
(1)	3/28/2023	28,249	—	$1.77	3/27/2028	—	—
(1)	1/2/2024	15,528	—	$3.22	1/2/2029	—	—
(1)	1/17/2025	13,748	—	$4.59	1/17/2030

Harold J. Schwartz (2)

Chris Panagiotakos
(1)	3/1/2023	14,706	—	$1.78	2/28/2033	—	—
(1)	3/28/2023	16,693	—	$1.61	3/27/2033	—	—
(1)	1/2/2024	19,198	—	$2.93	1/2/2034	—	—
(1)	1/17/2025	8,019	—	$4.18	1/17/2035

(1)	These option awards vested/vest 33.33% on each of the one- year, two- year and three- year anniversary following the grant date. As of September 11, 2025 all options were fully vested.
(2)	Mr. Schwartz did not have any outstanding equity awards as of December 31, 2025.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we will recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

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

Recovery of Erroneously Awarded Compensation

In connection with the preparation of this Annual Report, we determined that a restatement (the “Restatement”) of the financial statements as appearing in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, specifically our unaudited condensed consolidated balance sheets as of September 30, 2025, our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, our unaudited condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2025, and our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 (collectively, the “Restated Financial Statements”), was required. As such, we conducted a clawback analysis in connection with the Restatement as required by the Company’s policies and concluded that recovery of erroneously awarded compensation was not required under the clawback policy as no excess incentive-based compensation was paid to any subject executive officer based on the financial results related to Restated Financial Statements.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, typically in connection with our first meeting of the Board each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or a Current Report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s non-employee directors and directors who were employees but not named executive officers during the fiscal year ended December 31, 2025.

Director Name	Fees earned or paid in cash	Stock awards(1)	Option awards (3)	Non-equity incentive plan	Non- qualified deferred compensation earnings	All other compensation		Total
Thomas C. Kempster	—	—	—	—	—	$434,168	(2)	$434,168
Lawrence A. Maglione, Jr.	$7,500	$29,998		—	—	—		$37,498
John Argen	$7,500	$29,998		—	—	—		$37,498
Matthew Grover	$7,500	$29,998		—	—	—		$37,498
Todd A. Correll	$7,500	$29,998		—	—	—		$37,498
Clifford Stein	$7,500	$29,998		—	—	—		$37,498
Nancy M. Stallone	$7,500	$29,998		—	—	—		$37,498
Uwayne A. Mitchell	$7,500	$29,998		—	—	—		$37,498

(1)	The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regard to stock-based compensation issued to employees and non-employees. Please see Note 2 to Consolidated Financial Statements included in this Annual Report for more information regarding the valuation assumptions used in determining such amounts. These amounts do not correspond to the actual value that may be realized upon vesting or exercise of such awards.
(2)	All other compensation includes $164,678 and $69,315 earned as salary and bonus, respectively, by Mr. Kempster as Executive Vice President of the Company prior to his resignation as an executive officer in September 2025.
(2)	The table below shows the aggregate number of option awards and stock awards outstanding at fiscal year-end of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2025
Thomas C. Kempster	28,764
John Argen	5,000
Todd A. Correll	5,000
Matthew Grover	5,000
Lawrence A. Maglione, Jr.	5,000
Clifford Stein	5,000
Nancy M. Stallone	3,333
Uwayne Mitchell	3,333

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 14, 2026, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and current executive officers as a group. The information in the table below is based upon 2,167,138 shares of Common Stock outstanding as of April 14, 2026. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address for each person is c/o Data Storage Corporation, 244 5th Avenue, Second Floor, Suite 2821, New York, New York 10001.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Ownership
Charles M. Piluso and affiliated entities (2)	336,368	13.93%
Harold J. Schwartz (3)	79,363	3.60%
Thomas C. Kempster (4)	28,764	1.31%
Lawrence A. Maglione, Jr. (5)	5,000	*
John Argen (6)	5,000	*
Matthew Grover (7)	5,000	*
Todd A. Correll (8)	21,415	*
Chris Panagiotakos (9)	99,124	4.45%
Clifford Stein (10)	5,000	*
Nancy M. Stallone(11)	3,333	*
Uwayne A. Mitchell (12)	3,333	*
All Current Executive Officers and Directors as a group (11 persons)	591,700	23.02%

*	Less than 1%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days of April 14 2026.
(2)	Includes: (i) 89,432 shares of Common Stock owned directly by Mr. Piluso; (ii) 160,000 shares of Common Stock underlying RSUs that will vest on May 20, 2026; and (iii) 86,936 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(3)	Includes 41,706 shares of Common Stock and 37,657 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(4)	Includes 28,764 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(5)	Includes 5,000 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(6)	Includes 5,000 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(7)	Includes 5,000 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(8)	Includes 16,415 shares of Common Stock and 5,000 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(9)	Includes 40,508 shares of Common Stock and 58,616 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(10)	Includes 5,000 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(11)	Includes 3,333 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.
(12)	Includes 3,333 shares of Common Stock underlying stock options that are exercisable within 60 days of April 14, 2026.

Changes In Control

None.

Equity Compensation Plan Information

The following table contains information about the Company’s equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2010 Plan	6,250	$5.20	0
2021 Plan	217,406	$3.14	857,291
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	223,656	$3.20	857,291

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our charter, our Audit Committee shall review on an on-going basis for potential conflicts of interest, and approve if appropriate, all our “Related Party Transactions”.

Other than the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2024 or any currently proposed transaction in which:

●	we have been or are to be a party to;

●	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

The Company received funds of $3,247 and $7,348 during the years ended December 31, 2025, and 2024, respectively, from Nexxis Capital LLC, a company owned by Charles Piluso and Harold Schwartz. Nexxis Capital LLC was formed to purchase equipment and provide equipment leases to the Company’s customers.

On January 1, 2022, the Company entered into a lease agreement with Systems Trading, Inc. (“Systems Trading”), a technology leasing company established by Mr. Schwartz, where he currently serves as Chief Executive Officer and President, effective January 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $7,145 and expired on April 1, 2025. The lease carried an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation is payable to Systems Trading with monthly installments of $6,667 and expired on February 1, 2025. The lease carried an interest rate of 8%.

Lawrence Maglione is a partner of Eisner & Maglione CPA’s LLC. The Company paid his firm $46,262 and $31,352 for accounting and due diligence services during the year ended December 31, 2025, and 2024, respectively.

In connection with the vesting of equity awards held by Harold Schwartz (a Director and President), the Company erroneously remitted $47,479 in required tax withholding obligations during the fourth quarter of the year ended December 31, 2025, which was later determined to be an overpayment. The related balance reflected in other long-term assets on the consolidated balance sheet as of December 31, 2025 represents amounts settled on his behalf against vested equity compensation and does not represent a personal loan or extension of credit. No such balance existed at December 31, 2024.

On January 14, 2026, our directors and officers tendered the following number of shares of Common Stock beneficially owned by them in connection with the Tender Offer:

John Argen	57,207
Todd Correll	0
Matthew Grover	43,340
Thomas Kempster	881,472
Lawrence Maglione	24,752
Uwayne Mitchell	11,248
Charles Piluso	865,841
Nancy Stallone	11,248
Clifford Stein	280,850
Harold Schwartz	895,876

Director Independence

See “Director Independence” in Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate audit-related fees including expenses billed to us for the years ended December 31, 2025, and 2024 by Rosenberg Rich Baker Berman & Company P.A.

	December 31,	December 31,
	2025	2024
Audit Fees (1)	$206,015	$168,000
Tax Fees	$18,000	—

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2025, and 2024:

	1.	Report of Independent Registered Public Accounting Firm.

	2.	Consolidated Balance Sheets as of December 31, 2025, and 2024.

	3.	Consolidated Statements of Operations for the years ended December 31, 2025, and 2024.

	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2025, and 2024.

	5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, and 2024.

	6.	Notes to Consolidated Financial Statements.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index on the page preceding the signature page are either filed as part of this report or are incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Unit Purchase Agreement, by and among Data Storage Corporation, DTST Sub, LLC, CloudFirst Technologies Corporation, CloudFirst Technologies, LLC, and Total Server Solutions Holdings, LLC, dated July 11, 2025(incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-35384) filed July 15, 2025)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed December 19, 2007).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-148167) filed October 24, 2008).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K (File No. 333-148167) filed January 9, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed December 19, 2007).

3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed October 24, 2008).

3.6	Form of Certificate of Amendment to the Articles of Incorporation, dated March 8, 2021 (incorporated by reference to Appendix A to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.7	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.8	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed October 7, 2008 (incorporated by reference to Appendix C to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.9	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.10	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed October 16, 2008 (incorporated by reference to Appendix D to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.11	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.12	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed January 6, 2009 (incorporated by reference to Appendix E to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.13	Form of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.14	Form of Certificate of Validation and Ratification of the Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, originally filed June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.15	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation, dated June 24, 2009 (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

3.16	Amendment to Bylaws, effective May 3, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-35384) filed May 6, 2024).

4.1	Share Exchange Agreement, by and among, Euro Trend Inc., Data Storage Corporation and the shareholders of Data Storage Corporation named on the signature page thereto, dated October 20, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K/A (File No. 333-148167) filed June 29, 2009).

4.2	Data Storage Corporation 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Form S-8/A (File No. 333-169042) filed October 25, 2010).

4.3	Amended and Restated Data Storage Corporation 2010 Incentive Award Plan, adopted April 23, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed April 26, 2012).

4.4	Data Storage Corporation 2021 Stock Incentive Plan, originally adopted March 8, 2021 (incorporated by reference to Appendix B to the Information Statement on Schedule 14C (File No. 001-35384) filed March 8, 2021).

4.5	Representative’s Warrant Agreement, dated May 18, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed May 18, 2021).

4.6	Form of Common Stock Warrant, dated May 18, 2021 (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-35384) filed May 18, 2021).

4.7	Warrant Agency Agreement, by and between the Company and VStock Transfer LLC, dated May 18, 2021 (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-35384) filed May 18, 2021).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-35384) filed July 20, 2021).

4.9	Description of Securities (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K (File No. 001-35384) filed March 31, 2023).

10.1	Asset Purchase Agreement by and between ABC Services Inc., Harold Schwartz, Thomas Kempster, Data Storage Corporation Inc., a Delaware corporation, and Data Storage Corporation, a Nevada corporation, dated October 25, 2016 (incorporated by reference to Exhibit 10.1 to Form 8K (File No. 001-35384) filed October 31, 2016).

10.2	Asset Purchase Agreement by and between ABC Services II Inc., Harold Schwartz, Thomas Kempster, Data Storage Corporation Inc., a Delaware corporation, and Data Storage Corporation, a Nevada corporation, dated October 25, 2016 (incorporated by reference to Exhibit 10.2 to Form 8K (File No. 001-35384) filed October 31, 2016).

10.3	Form of Stockholders Agreement, by and between Data Storage Corporation, Nexxis Inc., and John Camello, dated November 13, 2017 (incorporated by reference to Exhibit 10.22 to Form 10Q (File No. 001-35384) filed November 19, 2018).

10.4	Form of Employment Agreement, by and between Data Storage Corporation, Nexxis Inc., and John Camello, dated November 13, 2017 (incorporated by reference to Exhibit 10.23 to Form 10-Q (File No. 001-35384) filed November 19, 2018).

10.5	Buyout Lease Agreement, by and between Data Storage Corporation and Systems Trading, Inc. dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.6	FMV Lease Agreement, by and between Data Storage Corporation and Systems Trading, Inc. dated October 3, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.7	Buyout Lease Agreement DSC003, by and between Data Storage Corporation and Systems Trading, Inc. dated December 19, 2018 (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.8	Buyout Lease Agreement DSC004, by and between Data Storage Corporation and Systems Trading, Inc. dated December 19, 2018 (incorporated by reference to Exhibit 10.9 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.9	Addendum 1 to Lease DSC003, by and between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.10	Addendum 1 to Lease DSC004, by and between Data Storage Corporation and Systems Trading, Inc. dated March 20, 2019 (incorporated by reference to Exhibit 10.11 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.11	Buyout Lease Agreement DSC006, by and between Data Storage Corporation and Systems Trading, Inc. dated January 10, 2020 (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.12	Agreement and Plan of Merger, by and between Data Storage Corporation, Data Storage FL, LLC, and Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein), dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed February 10, 2021).

10.13	Amendment to the Agreement and Plan of Merger, by and between Data Storage Corporation, Data Storage FL, LLC, Flagship Solutions, LLC, and the owners of Equity Interests (as defined therein), dated February 12, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35384) filed February 16, 2021).

10.14	Buyout Lease Agreement DSC007, by and between Data Storage Corporation and Systems Trading, Inc. dated March 4, 2021 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 001-35384) filed March 31, 2021).

10.15	Form of Securities Purchase Agreement, by and between Data Storage Corporation and certain purchasers identified on the signature page thereto, dated July 19, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed July 20, 2021).

10.16#	Form of Employment Agreement, by and between Data Storage Corporation and Charles M. Piluso, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.17#	Form of Employment Agreement, by and between Data Storage Corporation and Chris H. Panagiotakos effective as of January 1, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed March 31, 2023).

10.18	Sublease Agreement, by and between Sentinel Benefits Group, LLC and Sentinel Benefits Group, Inc. and Data Storage Corporation, dated January 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed March 27, 2024)

10.19#	Employment Agreement Amendment, by and between Data Storage Corporation and Charles M. Piluso, effective January 1, 2024 (incorporated by reference to Exhibit 10.20 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.20#	Employment Agreement Amendment, by and between Data Storage Corporation and Chris H. Panagiotakos, effective January 1, 2024 (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-35384) filed March 31, 2024).

10.21#	Amendment No. 1 to the Data Storage Corporation 2021 Stock Incentive Plan, as amended and restated, dated June 20, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed June 24, 2024).

10.22	Equity Distribution Agreement, dated July 18, 2024, by and between Data Storage Corporation and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-280881) filed July 18, 2024)

10.23	Form of Support Agreement, by and between Total Server Solutions Holdings, LLC, Data Storage Corporation and stockholder identified on the signature page thereto, dated July 11, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed July 15, 2025)

10.24	Asset Contribution Agreement , by and among Data Storage Corporation, CloudFirst Technologies Corporation, Flagship Solutions, LLC, Secure Infrastructure & Services LLC and CloudFirst Global LLC, dated September 11, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed September 16, 2025)

10.25#	Employment Agreement Amendment, by and between Data Storage Corporation and Charles M. Piluso, effective January 1, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-35384) filed February 13, 2026)

10.26#	Employment Agreement Amendment, by and between Data Storage Corporation and Chris Panagiotakos, January 1, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-35384) filed February 13, 2026)

19.1	Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K (File No. 001-35384) filed March 31, 2025)

21.1*	List of Subsidiaries of Data Storage Corporation

23.1*	Consent of Rosenberg Rich Baker Berman P.A., Independent Registered Accounting Firm

24.1	Power of Attorney – Signature Page

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K (File No. 001-35384) filed March 31, 2024).

99.1	Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2025, and the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2025 and for the years ended December 31, 2024 and 2023 (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 001-35384) filed September 16, 2025)

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2026.

DATA STORAGE CORPORATION

By:	/s/ Charles M. Piluso
Name: Charles M. Piluso
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: April 14, 2026

By:	/s/ Chris H. Panagiotakos
Name: Chris H. Panagiotakos
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 14, 2026

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

Signature	Title	Date

/s/ Charles M. Piluso	Chief Executive Officer (Principal Executive Officer)	April 14, 2026
Charles M. Piluso

/s/ Chris H. Panagiotakos	Chief Financial Officer (Principal Financial Officer)	April 14, 2026
Chris H. Panagiotakos

/s/ Harold J. Schwartz	Director	April 14, 2026
Harold Schwartz

/s/ Thomas C. Kempster	Director	April 14, 2026
Thomas Kempster

/s/ John Argen	Director	April 14, 2026
John Argen

/s/ Lawrence A. Maglione, Jr.	Director	April 14, 2026
Lawrence Maglione

/s/ Matthew Grover	Director	April 14, 2026
Matthew Grover

/s/ Todd A. Correll	Director	April 14, 2026
Todd Correll

/s/ Clifford Stein	Director	April 14, 2026
Clifford Stein

/s/ Nancy M. Stallone	Director	April 14, 2026
Nancy M. Stallone

/s/Uwayne A. Mitchell	Director	April 14, 2026
Uwayne A. Mitchell