Form 10-Q
period 2026-03-31
Data Storage Corp
filed 2026-05-15
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 14, 2026, was 2,167,138.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$114,622	$1,989,354
Accounts receivable, net of allowance for expected credit losses of $648 at March 31, 2026 and December 31, 2025	29,538	34,605
Escrow funds receivable	1,500,000	1,500,000
Marketable securities	9,571,837	39,004,124
Prepaid expenses and other current assets	398,789	98,843
Total current assets	11,614,786	42,626,926

Property and equipment, net	16,715	16,866
Other long-term assets	121,945	378,682

Total assets	$11,753,446	$43,022,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$562,399	$842,473
Payable to purchaser of discontinued operations	—	15,889
Income taxes payable	434,685	1,166,315
Total current liabilities	997,084	2,024,677

Deferred tax liability - non-current	86,445	312,334
Total long-term liabilities	86,445	312,334

Total liabilities	1,083,529	2,337,011

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,792,267 and 2,167,138 shares issued and outstanding at March 31, 2026, respectively; 7,792,267 shares issued and outstanding at December 31, 2025	7,793	7,793
Treasury stock, at cost; 5,625,129 and 0 shares as of March 31, 2026 and December 31, 2025, respectively	(29,821,464)	—
Additional paid-in capital	41,117,566	40,706,616
Retained earnings (accumulated deficit)	(409,161)	222,111
Accumulated other comprehensive loss	—	(14,235)
Total Data Storage Corporation stockholders’ equity	10,894,734	40,922,285
Non-controlling interest in consolidated subsidiary	(224,817)	(236,822)
Total stockholders’ equity	10,669,917	40,685,463
Total liabilities and stockholders’ equity	$11,753,446	$43,022,474

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Sales	$346,707	$312,744
Cost of sales	160,688	171,967
Gross profit	186,019	140,777

Selling, general and administrative	1,472,113	856,915
Loss from operations	(1,286,094)	(716,138)

Interest income	118,385	120,906
Other income	119,215	—
Loss from continuing operations before income taxes	(1,048,494)	(595,232)

(Benefit) provision for income taxes	(280,236)	—
Loss from continuing operations, net of tax	(768,258)	(595,232)
Income from discontinued operations, net of tax	—	621,620
Gain on sale of discontinued operations, net of tax	148,991	—
Income from discontinued operations, net of tax	148,991	621,620
Net (loss) income	(619,267)	26,388
Less: net income attributable to non-controlling interest of consolidated subsidiary	12,005	2,310

Net (loss) income attributable to common stockholders	$(631,272)	$24,078

Loss per share from continuing operations – basic	$(0.25)	$(0.08)
Loss per share from continuing operations – diluted	$(0.25)	$(0.08)
(Loss) earnings per share from discontinued operations – basic	$(0.05)	$0.09
(Loss) earnings per share from discontinued operations – diluted	$(0.05)	$0.09
(Loss) earnings per share attributable to common stockholders – basic	$(0.20)	$0.00
(Loss) earnings per share attributable to common stockholders – diluted	$(0.20)	$0.00
Weighted average number of shares – basic	3,104,660	7,077,913
Weighted average number of shares – diluted	3,104,660	7,077,913

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(619,267)	$26,388
Other comprehensive income:
Foreign currency translation adjustment	14,235	26,793
Other comprehensive income	14,235	26,793
Comprehensive (loss) income	$(605,032)	$53,181

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	Interest	Equity

Balance January 1, 2025	—	$—	7,045,108	$7,045	—	$—	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965
Stock-based compensation	—	—	78,119	78	—	—	226,187	—	—	—	226,265
Other comprehensive income	—	—	—	—	—	—	—	—	26,793	—	26,793
Net income	—	—	—	—	—	—	—	24,078	—	2,310	26,388
Balance, March 31, 2025	—	$—	7,123,227	$7,123	—	$—	$40,644,000	$(18,958,511)	$3,579	$(244,780)	$21,451,411

Balance January 1, 2026	—	$—	7,792,267	$7,793	—	$—	$40,706,616	$222,111	$(14,235)	$(236,822)	$40,685,463
Stock-based compensation	—	—	—	—	—	—	561,408	—	—	—	561,408
Tender Offer	—	—	—		(5,625,129)	(29,821,464)	—	—	—	—	(29,821,464)
Reclassification of warrant to liability	—	—	—	—	—	—	(300,533)	—	—	—	(300,533)
Reclassification of warrant liability to equity	—	—	—	—	—	—	150,075	—	—	—	150,075
Other comprehensive income	—	—	—	—	—	—	—	—	14,235	—	14,235
Net (loss) income	—	—	—	—	—	—	—	(631,272)	—	12,005	(619,267)
Balance, March 31, 2026	—	$—	7,792,267	$7,793	(5,625,129)	$(29,821,464)	$41,117,566	$(409,161)	$—	$(224,817)	$10,669,917

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Loss from continuing operations, net of tax	$(768,258)	$(595,232)
Net income from discontinued operations, net of tax	148,991	621,620
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	554	530
Stock based compensation	561,408	136,600
Change in fair value of warrant liability	(150,458)	—
Change in fair value of investment	31,243	—
Deferred taxes	(225,889)	—
Provision for credit losses	—	6,655
Changes in Assets and Liabilities:
Accounts receivable	5,067	(61,856)
Prepaid expenses and other assets	(74,855)	(56,817)
Accounts payable and accrued expenses	(281,728)	(189,028)
Income taxes payable	(1,024,137)	—
Changes in assets and liabilities of discontinued operations	—	(962,279)
Net cash used in operating activities	(1,778,062)	(1,099,807)
Cash Flows from Investing Activities:
Capital expenditures	—	(1,156)
Purchase of marketable securities	(128,113)	(120,906)
Sale of marketable securities	29,560,400	975,000
Cash used in investing activities of discontinued operations	—	(66,363)
Net cash provided by investing activities	29,432,287	786,575
Cash Flows from Financing Activities:
Share repurchases in connection with Tender Offer	(29,528,957)	—
Cash used in financing activities of discontinued operations	—	(51,520)
Net cash used in financing activities	(29,528,957)	(51,520)

Effect of exchange rates on cash	—	212

Decrease in cash and cash equivalents	(1,874,732)	(364,540)

Cash and cash equivalents, beginning of period	3,489,354	1,070,097

Cash and cash equivalents, end of period	$1,614,622	$705,557

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$114,622	$705,557
Escrow funds receivable	1,500,000	—
Cash, cash equivalents, and restricted cash	$1,614,622	$705,557

Supplemental cash flow disclosures:
Cash paid for interest	$—	$489
Cash paid for income taxes	$1,024,137	$—
Non-cash investing and financing activities:
Reclassification of warrants from equity to liability	$300,533	$—
Tender offer costs included in income taxes payable	$292,507	$—
Receivable due from Buyer (Note 3)	$225,937	$—

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

On July 11, 2025, the Company entered into a definitive agreement to sell its cloud solutions business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., including substantially all of the assets held by CloudFirst Technologies Corporation (the “Cloud Solutions Business”). The sale was approved by the Company’s shareholders on September 10, 2025, and the transaction officially closed on September 11, 2025.

As described in Note 3, the operating results of the Cloud Solutions Business have been classified as discontinued operations. The Company’s continuing operations consist of the operations of the Company’s Nexxis Inc. (“Nexxis”) subsidiary, which provides voice and data telecommunications solutions. Unless otherwise noted, the following footnotes pertain to the Company’s continuing operations.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2026.

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. In evaluating operating segments, the Company considers: its internal organizational structure; the availability of separate financial information; and the criteria used by the Company’s CODM, its Chief Executive Officer, to evaluate performance. The Company has determined that it operates in one operating segment and one reportable segment: Nexxis, Inc.

Recently Issued and Newly Adopted Accounting Standards

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU provides guidance for determining the accounting acquirer in a business combination involving a variable interest entity. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements but does not expect it to have a material impact upon adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“Topic 326”), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. The guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact on its financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company’s marketable securities are classified as within Level 1 of the fair value hierarchy. Management believes the estimated fair value of these accounts at March 31, 2026, approximates their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments. Additionally, the Company has an investment in common stock of a public company which is valued using Level 1 inputs (see Note 7).

Level 3 fair value measurements are derived from valuation techniques that include significant inputs that are not based on observable market data. When required, the Company uses discounted and undiscounted cash flow models to determine the fair value of certain assets and liabilities. These models rely on unobservable inputs, which reflect management’s own assumptions about the factors that market participants would use in pricing the asset or liability, and are significant to the overall fair value measurement. During the three months ended March 31, 2026, the Company recognized a warrant liability associated with Common Stock Purchase Warrants issued by the Company on July 21, 2021, which were valued using Level 3 inputs (See Note 5).

As of March 31, 2026, the Company does not have assets and liabilities valued using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures property and equipment at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of March 31, 2026, there were no material non-financial assets recorded at fair value.

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

The following table sets forth a summary of the changes in marketable securities:

For the three months ended March 31, 2026

As of January 1, 2026	$39,004,124
Purchases	128,113
Sales	(29,560,400)
As of March 31, 2026	$9,571,837

During the three months ended March 31, 2026, the Company utilized $29,528,957 of the proceeds from the sales of marketable securities to repurchase shares of common stock of the Company from its shareholders in connection with the tender offer which closed on January 15, 2026 (see Note 5).

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

The Company’s Nexxis subsidiary had one customer that individually accounted for 41% of consolidated accounts receivable at March 31, 2026. The Company’s Nexxis subsidiary had four customers that individually accounted for 25%, 21%, 15%, and 10% of consolidated accounts receivable at December 31, 2025. No customer accounted for more than 10% of sales for the three months ended March 31, 2026. One customer accounted for 13% of sales for the three months ended March 31, 2025.

Treasury Stock

The Company recognizes repurchases of outstanding shares of its common stock at cost. Upon their repurchase, these shares are classified as treasury stock, which is a reduction of stockholders’ equity. Repurchased common shares are held as treasury stock until they are retired or re-issued. Treasury stock is included in shares authorized and issued but excluded from shares outstanding.

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

In the following table, revenue is disaggregated by major product category:

	Three Months Ended March 31,
	2026	2025

VoIP services	$124,323	$130,931
Data transport services	207,978	169,640
Other	14,406	12,173
Total revenue	$346,707	$312,744

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $8,348 and $1,733 of advertising costs for the three months ended March 31, 2026, and 2025, respectively.

Earnings per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025

Weighted average number of common shares - basic	3,104,660	7,077,913
Dilutive securities
Options	—	—
Restricted stock units	—	—
Weighted average number of common shares - diluted	3,104,660	7,077,913

The Company reported a loss from continuing operations for the three months ended March 31, 2026, and 2025. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods. The following table sets forth the number of potential shares of common stock excluded from net income (loss) per share because their effect was antidilutive:

	Three Months Ended March 31,
	2026	2025
Options	75,077	702,393
Warrants	1,637,110	2,495,860
Restricted stock units	29,793	167,090
	1,741,980	3,365,343

Note 3 – Discontinued Operations

On September 11, 2025, the Company completed the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., for a base purchase price of $40,000,000. At closing, the proceeds were contractually adjusted for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital, resulting in total cash received at closing of $38,068,463. The transaction remains subject to final post-closing adjustments as of March 31, 2026. On May 7, 2026, the Company and the buyer of the Cloud Solutions Business (the “Buyer”) finalized closing date debt and working capital adjustments, and as a result, the Company recorded $225,937 in consideration due from the Buyer, which is included as a component of Gain on sale of discontinued operations, net of tax during the three months ended March 31, 2026. Additionally, in connection with the settlement, $500,000 will be released from escrow to the Company in the second quarter of 2026.

The operating results of these businesses have been reclassified and presented as “Income from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for all periods presented as the sale represented a strategic shift that had a major effect on the Company’s operations and financial results. The sale resulted in the removal of the CloudFirst Technologies Corporation and CloudFirst Europe Ltd. reportable segments, and the Company has no significant continuing involvement with the divested businesses.

During the three months ended March 31, 2026, the Company recognized a pre-tax gain of $148,991 ($94,644, net of a $54,347 tax provision) related to the sale of its Cloud Solutions Business, consisting primarily of the final post-closing adjustments of $225,937, offset by incremental taxes and fees incurred during the three months ended March 31, 2026 directly related to the sale.

Operating results for the discontinued operations were as follows:

Three Months Ended
March 31, 2025

Sales	$7,771,012
Cost of sales	5,051,893
Gross profit	2,719,119

Selling, general and administrative	2,095,490
Income from discontinued operations	623,629

Interest and other expense	(2,009)
Benefit from income taxes	—

Income from discontinued operations, net of tax	$621,620

Note 4 – Balance Sheet Components

 Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Prepaid subscriptions and licenses	$35,294	$13,702
Prepaid insurance	67,992	67,458
Prepaid listing fee	42,192	—
Receivable due from Buyer (Note 3)	225,937	—
Other	27,374	17,683
Total prepaids and other current assets	$398,789	$98,843

Other long-term assets consist of the following:

	March 31,	December 31,
	2026	2025
Deferred transaction costs	$—	$228,703
Investments	68,757	100,000
Other	53,188	49,979
Total other long-term assets	$121,945	$378,682

Note 5 – Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Stock Incentive Plans

On March 8, 2021, the Company’s Board and stockholders owning in excess of 50% of the Company’s outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant stock options, restricted stock units, and other awards at levels determined appropriate by the Company’s Board and/or compensation committee. The 2021 Plan also allows the Company to utilize a broad array of equity incentives and performance cash incentives to secure and retain the services of its employees, directors, and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. An aggregate of 2,450,000 shares of the Company’s common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes. As of March 31, 2026, there were 101,691 shares available for future grants under the 2021 Plan.

Additionally, there are 6,250 options outstanding and exercisable under the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) as of March 31, 2026. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants.

Common Stock Options

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2026	223,656	$3.20	5.03
Granted	375,000	$4.69	6.54
Exercised	—	—	—
Expired/Cancelled	—	—	—
Options Outstanding at March 31, 2026	598,656	$4.14	5.88

Options Exercisable at March 31, 2026	223,656	$3.20	4.79

On February 13, 2026, the Company granted stock options to purchase up to 250,000 and 125,000 shares of the Company’s common stock to its Chief Executive Officer and Chief Financial Officer, respectively. The stock options will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

Share-based compensation expense recognized for stock options granted totaled $33,742 and $24,219 for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, there was $961,295 of total unrecognized compensation expense related to unvested employee stock options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.2 years.

The intrinsic value of outstanding stock options as of March 31, 2026, and 2025 was $237,872 and $798,073, respectively.

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

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2026, and 2025, are set forth in the table below:

	2026	2025
Weighted average fair value of stock options granted	$4.69	$4.61
Risk-free interest rate	3.57%	4.35%-4.47%
Volatility	81%	77%-122%
Expected life (years)	4.46 years	3.50-6.00 years
Dividend yield	—%	—%

Share-based awards, Restricted Stock Units (“RSUs”)

On January 29, 2026, the Company granted its Board members an aggregate of 90,000 RSUs which will vest in full on the date of the Company’s 2026 Annual Meeting of Stockholders.

On January 29, 2026, the Company granted 10,000 restricted stock units to an employee which will vest in full on May 20, 2026.

On February 9, 2026, the Company granted a discretionary equity award of 160,600 restricted stock units to its Chief Executive Officer which will vest in full on May 20, 2026.

On February 13, 2026, the Company granted 60,000 restricted stock units to each of its Chief Executive Officer and Chief Financial Officer, for a total of 120,000 restricted stock units which will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

A summary of the activity related to share-based awards for the three months ended March 31, 2026, is presented below:

Share-based awards (RSUs)	Shares	Fair Value
Outstanding non-vested at January 1, 2026	—	$—
Granted	380,600	$4.46
Vested	—	—
Forfeited	—	—
Outstanding non-vested at March 31, 2026	380,600	$4.46

Stock-based compensation for share-based awards has been recorded in the consolidated statements of operations and totaled $527,666 and $112,381 for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, there was $1,171,436 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.1 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

				Weighted
	Number of	Range of	Weighted	Average
	Shares Under	Exercise Price	Average	Contractual
	Warrants	Per Share	Exercise Price	Life
Warrants Outstanding at January 1, 2026	1,637,110	$6.15-$7.43	$7.30	0.77

Warrants Outstanding at March 31, 2026	1,637,110	$6.15-$7.43	$7.30	0.26

Warrants Exercisable at March 31, 2026	1,637,110	$6.15-$7.43	$7.30	0.26

Included in warrants outstanding at March 31, 2026, are warrants to purchase up to 1,464,610 shares of Common Stock which expire on May 18, 2026. The intrinsic value of all outstanding warrants as of March 31, 2026, and 2025 was $0.

Description of July 2021 Warrants and Fundamental Transaction

Included in warrants outstanding as of January 1, 2026 were Common Stock Purchase Warrants to purchase up to 172,500 shares of Common Stock issued by the Company on July 21, 2021 to institutional investors (the “July 2021 Warrants”). The outstanding July 2021 Warrants have an exercise price of $6.15 per share, and contain a “Fundamental Transaction” provision, the definition of which, among other actions, states that upon a tender offer or exchange offer (whether by the Company or another Person) being completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding shares of the Company’s common stock, holders could elect to receive a cash payment equal to the Black-Scholes Value (as such term is defined in the July 2021 Warrants) of their July 2021 Warrants (the “Put Right”). On January 15, 2026, the Company completed a tender offer in which greater than 50% of the then outstanding common shares were repurchased by the Company. The completion of the tender offer constituted a Fundamental Transaction, which triggered the cash-settlement provision for all outstanding July 2021 Warrants.

As of December 31, 2025, the July 2021 Warrants were classified as equity, since the warrants did not obligate the Company (conditionally or unconditionally) to repurchase the shares underlying the warrants or issue a variable number of shares, were indexed to the Company’s Common Stock, and met the criteria for classification in equity as defined in ASC 815. The triggering of the cash-settlement provision on January 15, 2026, required the outstanding July 2021 Warrants to be reclassified from equity to a liability at their fair value, therefore the Company recognized an initial warrant liability of $300,533, with a corresponding decrease to Additional Paid-in Capital. Effective February 16, 2026, the 30-day period for holders to elect a cash settlement expired, and the holders of the outstanding July 2021 Warrants did not exercise the Put Right. As a result, the Company remeasured the remaining liability balance, recognizing a gain on remeasurement of $150,458 as a component of Other Income for the three months ended March 31, 2026, and the remaining liability of $150,075 was reclassified to Additional Paid-in Capital.

As of March 31, 2026 and December 31, 2025, there was no liability associated with these warrants.

The fair value of the warrant liability is measured using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions. These inputs are considered Level 3 inputs within the fair value hierarchy.

The key assumptions used in the Black-Scholes-Merton model to value the liability were as follows:

Assumption	2026
Stock Price	$4.41-5.11
Exercise Price	$6.15
Expected Term (in years)	0.9 – 1.0 years
Expected Volatility	79% - 100%
Risk-Free Interest Rate	3.5%
Expected Dividend Yield	0.0%

Treasury Stock

On December 8, 2025, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 6,192,990 shares of Common Stock, representing approximately 83% of its issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, the Company accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following the Company’s purchase of the tendered shares and payment of the cost of such tendered shares and other related expenses, the Company had 2,167,138 shares of Common Stock outstanding. Total expenses related to the Tender Offer were $570,793, including $292,507 related to excise taxes associated with the Tender Offer. As of March 31, 2026, all such expenses were paid with the exception of the excise taxes, which are included as a component of Income taxes payable. The total cost of the repurchased shares of $29,821,464 is recognized as Treasury Stock as of March 31, 2026.

Note 6 – Income Taxes

The Company’s provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete items that arise during the period.

Continuing Operations: For the three months ended March 31, 2026, the Company recorded an income tax benefit of $280,236 on its pre-tax loss from continuing operations of $1,048,494, reflecting an estimated annual effective tax rate of 26.7%.

Discontinued Operations: For the three months ended March 31, 2026, the Company recorded a pre-tax gain from discontinued operations of $148,991 and a related tax provision of $54,347. The Company had a tax liability of $142,178 and $1,166,315 recognized as a component of Income taxes payable at March 31, 2026 and December 31, 2025, respectively. The amount included in Income taxes payable at March 31, 2026 is net of tax payments of $1,024,137 made during three months ended March 31, 2026. Income taxes payable also includes an accrual of $292,507 for excise taxes associated with the Tender Offer (Note 5) as of March 31, 2026. No such payable existed as of December 31, 2025.

The cash paid for income taxes was as follows:

Three months ended March 31, 2026
Federal	$—
State and Local	1,024,137
Total cash paid for income taxes	$1,024,137

Note 7 – Equity Investment

On May 21, 2025, the Company invested $100,000 in TG-17, Inc. (“TG-17”), a then privately-held Delaware corporation, in exchange for shares of TG-17 Series CF Preferred Stock. The investment represents less than 20% of the outstanding equity of TG-17, and does not convey board representation, control rights, or any significant influence over the investee’s operating or financial policies. In February 2026, TG-17 changed its name to Our Bond, Inc. (“Our Bond”) and became a publicly traded company, listing its common stock on Nasdaq under the ticker symbol “OBAI.” The Company’s shares of Series CF Preferred Stock converted into shares of non-voting common stock prior to Our Bond’s listing on Nasdaq.

Effective upon Our Bond’s listing on the Nasdaq, the fair value of the Company’s investment in Our Bond’s common stock is based on the publicly listed trading price of Our Bond’s common shares, a Level 1 measurement, with unrealized gains or losses recognized as a component of other income (expense) in the statement of operations. As of March 31, 2026, the Company recognized an unrealized loss on its investment of $31,243 as a component of Other income on the condensed consolidated statement of operations for the three months ended March 31, 2026. The investment is classified as a non-current asset on the Company’s consolidated balance sheets (Note 4).

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

Note 9 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (a Director and former President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $0 and $3,257 during the three months ended March 31, 2026 and 2025, respectively. Nexxis Capital was formed to overcome the Nexxis obstacle of supplying financing for Nexxis clients and the relationship was between Nexxis client and Nexxis Capital.

Eisner & Maglione CPAs LLC

Lawrence Maglione is a partner of Eisner & Maglione CPAs LLC. The Company paid his firm $5,822 and $6,508 for accounting and due diligence services during the three months ended March 31, 2026, and 2025, respectively.

Matthew Grover

The Company paid consulting fees of $7,200 to Matthew Grover, a member of the Board of Directors, during the three months ended March 31, 2026. No such payments were made during the three months ended March 31, 2025.

Systems Trading

On January 1, 2022, the Company entered into a lease agreement with Systems Trading, Inc. (“Systems Trading”), a technology leasing company established by Harold Schwartz (a Director and former President), where he currently serves as Chief Executive Officer and President, effective January 1, 2022. This lease obligation was payable to Systems Trading with monthly installments of $7,145 and expired on April 1, 2025. The lease carried an interest rate of 8%.

On April 1, 2022, the Company entered into a lease agreement with Systems Trading effective May 1, 2022. This lease obligation was payable to Systems Trading with monthly installments of $6,667 and expired on February 1, 2025. The lease carried an interest rate of 8%.

Other

In connection with the vesting of equity awards held by Harold Schwartz (a Director and former President), the Company erroneously remitted $47,479 in tax withholding obligations during the fourth quarter of the year ended December 31, 2025, which was later determined to be an overpayment. The related balance reflected in other long-term assets at March 31, 2026 and December 31, 2025, represents amounts settled on his behalf against vested equity compensation and does not represent a personal loan or extension of credit. The balance was repaid to the Company in April 2026.

Note 10 – Segment Information

Following the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., on September 11, 2025 (Note 3), the Company operates in one reportable segment: Nexxis, Inc. The CloudFirst Technologies Corporation and CloudFirst Europe Ltd. reportable segments were removed as a result of the sale of the Cloud Solutions Business.

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

The following tables present certain financial information related to the Company’s reportable segment and Corporate:

	For the three months ended March 31, 2026
	Nexxis Inc.	Corporate	Total
Revenue	$346,707	$—	$346,707
Cost of sales	160,688	—	160,688
Gross profit	186,019	—	186,019

Selling, general and administrative	125,736	1,345,823	1,471,559
Depreciation and amortization	258	296	554
Total operating expenses	125,994	1,346,119	1,472,113

Income (loss) from operations	$60,025	$(1,346,119)	$(1,286,094)

	For the three months ended March 31, 2025
	Nexxis Inc.	Corporate	Total
Revenue	$312,744	$—	$312,744
Cost of sales	171,967	—	171,967
Gross profit	140,777	—	140,777

Selling, general and administrative	147,810	708,575	856,385
Depreciation and amortization	210	320	530
Total operating expenses	148,020	708,895	856,915

Loss from operations	$(7,243)	$(708,895)	$(716,138)

Total assets by segment are not regularly provided to or reviewed by the CODM for use in assessing performance and allocating resources, and as a result, the Company does not disclose assets by reportable segment.

Note 11 – Subsequent Events

The Company has evaluated events that occurred through the issuance of these financial statements and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements other than disclosed in Note 3 and Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2026 (the “2025 Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) our plans, strategies, objectives, expectations, and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘will,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘intends,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘predicts,’ ‘potential,’ or ‘continue’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report, except as required by law.

Overview

Data Storage Corporation (“Data Storage,” “we,” “us,” “our” and the “Company”) has been a leading provider of multi-cloud hosting, fully managed cloud services, disaster recovery, cybersecurity, IT automation, and voice & data solutions for more than twenty years. Following the sale of our cloud solutions business on September 11, 2025, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., there has been a strategic shift in our operations. We continue to operate our subsidiary, Nexxis Inc. (“Nexxis”), a telecommunications and data solutions access company. We are currently focused on managing, building, expanding or acquiring synergistic technology companies that provide leading edge solutions that assist businesses and institutions improve their business processes. We are pursuing acquisitions of companies in complementary and high-growth technology sectors.

We recently announced our plan to target AI continuity infrastructure through the establishment of a new wholly owned subsidiary, Sovereign AI Solutions (“SaiS”). SaiS is being developed as a purpose-built AI Continuity Control Plane for regulated industries designed to support recovery, validation, and compliance for sovereign AI and AI Factory environments across sectors such as healthcare, financial services, and insurance.

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

Sale of CloudFirst Business

On September 11, 2025, we closed the sale of the CloudFirst business, for which we received $38,068,463 in cash. This amount was based on a contractual base purchase price of $40,000,000, adjusted at closing for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital. After taking into account selling expenses, estimated taxes on the sale, and other transaction costs, our net proceeds from the sale were $31,600,873.

Recent Developments

Tender Offer

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

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for the tendered shares, we had 2,167,138 shares of Common Stock outstanding. After completing the Tender Offer and related payments, we retained over $10.0 million in cash. Included in the tendered shares were an aggregate of 895,876 shares of Common Stock tendered by our directors and officers.

RESULTS OF OPERATIONS

Following the sale of our cloud solutions business on September 11, 2025, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., our continuing operations consist solely of our Nexxis subsidiary. The historical operations of the divested business have been reclassified and are presented as “Income from discontinued operations, net of tax” in our Condensed Consolidated Statements of Operations.

Accordingly, the following discussion and analysis of our results of operations focuses on our continuing operations (Nexxis) for the periods presented.

Three months ended March 31, 2026, as compared to March 31, 2025

 Sales and Gross Profit

Sales from continuing operations were $346,707 for the three months ended March 31, 2026, an increase of $33,963, or 10.9%, compared to $312,744 in the prior year period. The increase was primarily attributable to continued growth in our Nexxis voice and data solutions business, driven by the addition of new customers and increased spending from existing customers. Revenue growth during the period reflects continued demand for our voice and data connectivity solutions and expansion of services within our existing customer base.

In addition, revenue generated from existing customers increased year over year, reflecting higher utilization of our services and incremental service adoption. The Company also continued to diversify its customer base during the year.

Gross profit for the three months ended March 31, 2026 was $186,019, an increase of $45,242, or 32.1%, compared to $140,777 in the prior period. Our gross profit margin improved to 53.7% from 45.0% in the prior period, driven by favorable sales mix and operating leverage.

Selling, general and administrative expenses

	For the Three Months
	Ended March 31,
	2026	2025	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$509,947	$472,314	$37,633	8.0%
Stock based compensation	561,408	136,600	424,808	311.0%
Professional fees	317,765	183,032	134,733	73.6%
Software as a service	7,623	667	6,956	1,042.9%
Advertising	8,348	1,733	6,615	381.7%
Commissions	6,328	14,379	(8,051)	(56.0)%
Depreciation and amortization	554	530	24	4.5%
Travel and entertainment	12,381	16,439	(4,058)	(24.7)%
Rent and occupancy	9,720	4,224	5,496	130.1%
Insurance	26,733	3,660	23,073	630.4%
Other	11,306	23,337	(12,031)	(51.6)%
Total Operating Expenses	$1,472,113	$856,915	$615,198	71.8%

For the three months ended March 31, 2026, selling, general and administrative expenses increased $615,198, or 71.8%, to $1,472,113 from $856,915 for the three months ended March 31, 2025. The increase was primarily driven by a $424,808, or 311.0%, increase in non-cash stock-based compensation as a result of grants to certain employees during the three months ended March 31, 2026. Professional fees increased $134,733, or 73.6%, attributable to higher fees paid relating to legal and consulting services during the period.

Loss from continuing operations, net of tax. Loss from continuing operations, net of tax was $768,258 for the three months ended March 31, 2026, compared to a loss of $595,232 in the prior year period. The higher loss was primarily driven by an increase in non-cash stock-based compensation expense.

Interest Income. Interest income for the three months ended March 31, 2026, was $118,385, compared to $120,906 for the three months ended March 31, 2025.

Other Income. Other income was $119,215 for the three months ended March 31, 2026, which represents the non-cash adjustments related to the change in fair value of the warrant liability offset by the change in fair value of equity investment during the period.

Income from discontinued operations, net of tax. For the three months ended March 31, 2026, the gain on sale of discontinued operations was $148,991, primarily related to the final post-closing adjustment of $225,937, partially offset by taxes and fees directly related to the sale. For the three months ended March 31, 2025, pre-tax income from the operations of the CloudFirst business was $621,620.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent we are successful in identifying potential acquisition targets and negotiating the terms of such acquisitions, and where the purchase price may include a cash component, we expect to use our working capital and the proceeds of any financing we may engage in to finance such acquisition costs.

Our conclusion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs, which may require a reduction in selling general and administrative expenses, including salaries for officers that are major shareholders.

The Company’s working capital (excluding the amounts payable to the purchaser of the CloudFirst business included as discontinued operations and income taxes payable) in the Company’s continuing operations was $11,052,387 on March 31, 2026, decreasing by $30,732,066 from $41,784,453 at December 31, 2025. The decrease was primarily driven by the sale of marketable securities during the period of $29,560,400, which was largely used for the purchase of shares and payment of costs totaling $29,528,957 in connection with the Tender Offer. The marketable securities utilized for the Tender Offer were originally purchased using net proceeds from the sale of the CloudFirst business in the second half of the year ended December 31, 2025.

Tender Offer and Resulting Cash Position

On December 8, 2025, we commenced a fixed price tender offer to purchase up to 6,192,990 shares of our Common Stock at a maximum aggregate purchase price of $32.2 million. The Tender Offer expired on January 12, 2026, and on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at $5.20 per share, for an aggregate purchase price of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. Following payment for the tendered shares, we had 2,167,138 shares outstanding and retained over $10.0 million in cash.

On May 7, 2026, the Company and the buyer of the Cloud Solutions Business (the “Buyer”) finalized closing date debt and working capital adjustments, and as a result, the Company recorded $225,937 in consideration due from the Buyer, which is included as a component of Gain on sale of discontinued operations, net of tax for the three months ended March 31, 2026. Additionally, in connection with the settlement, $500,000 will be released to the Company from escrow in the second quarter of 2026.

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

We believe our current cash position and expected cash flows from operations will be sufficient to fund working capital needs, capital expenditures, and operating commitments for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Outlook

We expect that our current liquidity, together with anticipated cash flows, will support operational needs. We expect that we may also pursue additional sources of liquidity, including:

●	reductions in selling, general and administrative expenses, and

●	potential changes in our investment strategy.

We will continue to monitor macroeconomic conditions and capital market trends, including impacts on financing availability.

Cash Flows for the three months ended March 31, 2026, as compared to March 31, 2025

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities of continuing operations	$(1,778,062)	$(137,528)
Cash provided by investing activities of continuing operations	29,432,287	852,938
Cash used in financing activities of continuing operations	(29,528,957)	—
Cash used in discontinued operations	—	(1,080,162)
Effect of exchange rate changes on cash	—	212
Decrease in cash	(1,874,732)	(364,540)
Cash, beginning of period	3,489,354	1,070,097
Cash, end of period	$1,614,622	$705,557

Operating Activities

Cash used in operating activities of continuing operations was $1,778,062 for the three months ended March 31, 2026, compared to $137,528 for the prior year period. The cash used in 2026 was primarily driven by the loss from continuing operations, net of tax, of $768,258 and cash paid for income taxes of $1,024,137 related to the sale of the CloudFirst business during the year ended December 31, 2025.

Investing Activities

Cash provided by investing activities of continuing operations was $29,432,287 for the three months ended March 31, 2026, compared to $852,938 for the prior year period. The cash provided in 2026 was driven by marketable securities, as reflected in purchases of $128,113 and sales of $29,560,400 during the period.

Financing Activities

Cash used in financing activities of continuing operations was $29,528,957 for the three months ended March 31, 2026, compared to $0 for the prior year period. The significant cash use in 2026 represents our purchase, on January 15, 2026, of 5,625,129 shares of Common Stock in the Tender Offer, at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer, using funds from sales of marketable securities. The repurchased shares are now held as treasury stock, as reflected in our unaudited financial statements attached to this Quarterly Report on Form 10-Q.

Cash Flows from Discontinued Operations

Cash used in discontinued operations was $1,080,162 for the three months ended March 31, 2025, which represents the net cash flows from the CloudFirst business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement the Company’s consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding the Company’s financial results, the Company considers, and is including herein, Adjusted EBITDA, a Non-GAAP financial measure. The Company views Adjusted EBITDA as an operating performance measure and, as such, the Company believes that the GAAP financial measure most directly comparable to it is loss from continuing operations, net of tax. The Company defines Adjusted EBITDA as loss from continuing operations, net of tax adjusted for income taxes, interest and financing fees, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. The Company believes that Adjusted EBITDA provides an important measure of operating performance because it allows management, investors, debt holders and others to evaluate and compare ongoing operating results from period to period by removing the impact of the Company’s asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with its reliance on issuing equity-linked debt securities to fund its working capital.

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

The following table shows the Company’s reconciliation of loss from continuing operations, net of tax to Adjusted EBITDA for the three months ended March 31, 2026, and 2025:

	For the three months ended March 31,
	2026	2025
Loss from continuing operations, net of tax	$(768,258)	$(595,232)
Non-GAAP adjustments:
Depreciation and amortization	554	530
Interest income	(118,385)	(120,906)
Other income	(119,215)	—
Benefit from income taxes	(280,236)	—
Stock-based compensation	561,408	136,600
Adjusted EBITDA	$(724,132)	$(579,008)

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. There are accounting policies, each of which requires significant judgments and estimates on the part of management, that the Company believes are significant to the presentation of its consolidated financial statements. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026.

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

This deficiency identified during the third quarter of 2025 resulted in an error related to the income tax implications of the divestiture. Subsequently, in connection with the preparation of the 2025 Annual Report, we identified an additional error stemming from the same material weakness regarding the treatment of certain warrants impacted by the divestiture. Specifically, on September 11, 2025, the closing of the divestiture triggered a cash-settlement provision within our Common Stock Purchase Warrants issued by the Company on July 21, 2021 to institutional investors (the “July 2021 Warrants”), requiring them to be reclassified from equity to a liability at fair value. We determined that the initial recognition of the $2,461,663 warrant liability was incorrectly recorded in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as a component of Gain on sale of discontinued operations, net of tax, rather than as a reduction to Additional Paid-in Capital.

Accordingly, within the 2025 Annual Report, we restated certain financial statements previously included in the Quarterly Report on Form 10-Q for the period ended September 30, 2025, to reflect the initial recognition of the July 2021 warrant liability as a debit to equity, with subsequent changes in fair value of the warrant liability recognized in the consolidated statements of operations. As of March 31, 2026, this material weakness has not been remediated.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of remediating the material weaknesses identified and discussed above and in Part II, Item 9A. Controls and Procedures of the 2025 Annual Report. Other than as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Data Storage Corporation and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2025 and 2024 and the accompanying notes, which are included in the 2025 Annual Report. This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2025 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. We caution that forward-looking statements involve risks and uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A in the 2025 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statement.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved. Investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

We have not generated a significant amount of net income and we may not be able to sustain profitability in the future.

As reflected in the condensed consolidated financial statements, we had a net loss attributable to common stockholders of $631,272 for the three months ended March 31, 2026. As of March 31, 2026, we had cash of $1,614,622 (including escrow funds receivable), marketable securities of $9,571,837, and working capital of $11,052,387 (excluding income taxes payable). There can be no assurance that we will continue to generate income in the future or that the income will be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, that were not previously reported in its filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

During the fourth quarter of 2025, we commenced a fixed-price issuer tender offer to repurchase shares of our Common Stock, as described below. Other than purchases made pursuant to the Tender Offer, we did not repurchase any other shares during the quarter.

The following table provides the information regarding our repurchases of equity securities during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	5,625,129	(1)	$5.20	(1)	5,625,129	(1)	0	(1)
February 1, 2026 – February 28, 2026	—		—		—		—
March 1, 2026 – March 31, 2026	—		—		—		—
Total	5,625,129		$5.20		5,625,129		0

(1)	On December 8, 2025, we commenced the Tender Offer to purchase up to 6,192,990 shares of Common Stock, representing approximately 83% of our issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The first preliminary communication made prior to the commencement of the Tender Offer, which disclosed our intention to commence the Tender Offer at a later date, was filed with the SEC on July 24, 2025. The Tender Offer expired on January 12, 2026. In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, we accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for the tendered shares, we had 2,167,138 shares of Common Stock outstanding. After completing the Tender Offer and related payments, we retained over $10.0 million in cash. Included in the tendered shares were an aggregate of 895,876 shares of Common Stock tendered by our directors and officers.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2026.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed with the Securities and Exchange Commission on December 19, 2007).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333- 148167) filed with the Securities and Exchange Commission on December 19, 2007).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on October 17, 2008).
3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on October 24, 2008)
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on January 9, 2009).
3.7	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.9	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35384000-54579) filed with the Securities and Exchange Commission on April 20, 2021).
3.10	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.11	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.12	Certificate of Change filed with the Nevada Secretary of State on May 7, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 13, 2021).

3.13	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 6, 2024).
10.1#	Employment Agreement Amendment between Data Storage Corporation and Charles M. Piluso, dated February 13, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on February 13, 2026)
10.2#	Employment Agreement Amendment between Data Storage Corporation and Chris Panagiotakos, dated February 13, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on February 13, 2026)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: May 15, 2026
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)