Form 10-Q
period 2026-06-30
Data Storage Corp
filed 2026-08-14
CIK 1419951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 13, 2026, was 2,337,738.

DATA STORAGE CORPORATION

FORM 10-Q

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$270,691	$1,989,354
Accounts receivable, net of allowance for expected credit losses of $648 at June 30, 2026 and December 31, 2025	45,929	34,605
Escrow funds receivable	1,000,000	1,500,000
Marketable securities	9,008,914	39,004,124
Income taxes receivable	545,472	—
Prepaid expenses and other current assets	126,816	98,843
Total current assets	10,997,822	42,626,926

Property and equipment, net	15,432	16,866
Other long-term assets	120,467	378,682

Total assets	$11,133,721	$43,022,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$736,516	$842,473
Payable to purchaser of discontinued operations	—	15,889
Excise taxes payable	292,507	1,166,315
Total current liabilities	1,029,023	2,024,677

Deferred tax liability - non-current	—	312,334
Total long-term liabilities	—	312,334

Total liabilities	1,029,023	2,337,011

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 7,962,867 and 2,337,738 shares issued and outstanding at June 30, 2026, respectively; 7,792,267 shares issued and outstanding at December 31, 2025	7,963	7,793
Treasury stock, at cost; 5,625,129 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(29,821,464)	—
Additional paid-in capital	41,777,237	40,706,616
(Accumulated deficit) retained earnings	(1,634,676)	222,111
Accumulated other comprehensive loss	—	(14,235)
Total Data Storage Corporation stockholders’ equity	10,329,060	40,922,285
Non-controlling interest in consolidated subsidiary	(224,362)	(236,822)
Total stockholders’ equity	10,104,698	40,685,463
Total liabilities and stockholders’ equity	$11,133,721	$43,022,474

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales	$358,530	$327,951	$705,237	$640,695
Cost of sales	190,049	189,769	350,737	361,736
Gross profit	168,481	138,182	354,500	278,959

Selling, general and administrative	1,450,551	1,088,944	2,922,664	1,945,859
Loss from operations	(1,282,070)	(950,762)	(2,568,164)	(1,666,900)

Interest income	81,415	103,267	199,800	224,173
Other (expense) income	(38,358)	—	80,857	—
Loss from continuing operations before income taxes	(1,239,013)	(847,495)	(2,287,507)	(1,442,727)

Benefit from income taxes	(63,637)	—	(343,873)	—
Loss from continuing operations, net of tax	(1,175,376)	(847,495)	(1,943,634)	(1,442,727)
Income from discontinued operations, net of tax		115,532		737,152
(Loss) gain on sale of discontinued operations, net of tax	(49,684)	—	99,307	—
(Loss) income from discontinued operations, net of tax	(49,684)	115,532	99,307	737,152
Net loss	(1,225,060)	(731,963)	(1,844,327)	(705,575)
Less: net income attributable to non-controlling interest of consolidated subsidiary	455	1,086	12,460	3,396

Net loss attributable to common stockholders	$(1,225,515)	$(733,049)	$(1,856,787)	$(708,971)

Loss per share from continuing operations – basic	$(0.52)	$(0.12)	$(0.73)	$(0.20)
Loss per share from continuing operations – diluted	$(0.52)	$(0.12)	$(0.73)	$(0.20)
(Loss) earnings per share from discontinued operations – basic	$(0.02)	$0.02	$0.04	$0.10
(Loss) earnings per share from discontinued operations – diluted	$(0.02)	$0.02	$0.04	$0.10
Loss per share attributable to common stockholders – basic (1)	$(0.55)	$(0.10)	$(0.69)	$(0.10)
Loss per share attributable to common stockholders – diluted (1)	$(0.55)	$(0.10)	$(0.69)	$(0.10)
Weighted average number of shares – basic	2,244,002	7,155,464	2,671,953	7,119,102
Weighted average number of shares – diluted	2,244,002	7,155,464	2,671,953	7,119,102

(1) Totals may not sum due to rounding. Figures are calculated based upon the respective underlying non-rounded data.

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(1,225,060)	$(731,963)	$(1,844,327)	$(705,575)
Other comprehensive income:
Foreign currency translation adjustment	—	60,436	14,235	87,229
Other comprehensive income	—	60,436	14,235	87,229
Comprehensive loss	$(1,225,060)	$(671,527)	$(1,830,092)	$(618,346)

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026, AND 2025
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	(Accumulated Deficit)	Accumulated other comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Retained Earnings	income (loss)	Interest	Equity

Balance April 1, 2025	—	$—	7,123,227	$7,123	—	$—	$40,644,000	$(18,958,511)	$3,579	$(244,780)	$21,451,411
Stock options exercised	—	—	17,821	18	—	—	38,249	—	—	—	38,267
Stock-based compensation	—	—	89,571	90	—	—	412,489	—	—	—	412,579
Other comprehensive income	—	—	—	—	—	—	—	—	60,436	—	60,436
Net (loss) income	—	—	—	—	—	—	—	(733,049)	—	1,086	(731,963)
Balance, June 30, 2025	—	$—	7,230,619	$7,231	—	$—	$41,094,738	$(19,691,560)	$64,015	$(243,694)	$21,230,730

Balance April 1, 2026	—	$—	7,792,267	$7,793	5,625,129	$(29,821,464)	$41,117,566	$(409,161)	$—	$(224,817)	$10,669,917
Stock-based compensation	—	—	170,600	170	—	—	659,671	—	—	—	659,841
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	(1,225,515)	—	455	(1,225,060)
Balance, June 30, 2026	—	$—	7,962,867	$7,963	5,625,129	$(29,821,464)	$41,777,237	$(1,634,676)	$—	$(224,362)	$10,104,698

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated other comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	income (loss)	Interest	Equity

Balance January 1, 2025	—	$—	7,045,108	$7,045	—	$—	$40,417,813	$(18,982,589)	$(23,214)	$(247,090)	$21,171,965
Stock options exercised	—	—	17,821	18	—	—	38,249	—	—	—	38,267
Stock-based compensation	—	—	167,690	168	—	—	638,676	—	—	—	638,844
Other comprehensive income	—	—	—	—	—	—	—	—	87,229	—	87,229
Net (loss) income	—	—	—	—	—	—	—	(708,971)	—	3,396	(705,575)
Balance, June 30, 2025	—	$—	7,230,619	$7,231	—	$—	$41,094,738	$(19,691,560)	$64,015	$(243,694)	$21,230,730

Balance January 1, 2026	—	$—	7,792,267	$7,793	—	$—	$40,706,616	$222,111	$(14,235)	$(236,822)	$40,685,463
Stock-based compensation	—	—	170,600	170	—	—	1,221,079	—	—	—	1,221,249
Tender Offer	—	—	—	—	5,625,129	(29,821,464)	—	—	—	—	(29,821,464)
Reclassification of warrant to liability	—	—	—	—	—	—	(300,533)	—	—	—	(300,533)
Reclassification of warrant liability to equity	—	—	—	—	—	—	150,075	—	—	—	150,075
Other comprehensive income	—	—	—	—	—	—	—	—	14,235	—	14,235
Net (loss) income	—	—	—	—	—	—	—	(1,856,787)	—	12,460	(1,844,327)
Balance, June 30, 2026	—	$—	7,962,867	$7,963	5,625,129	$(29,821,464)	$41,777,237	$(1,634,676)	$—	$(224,362)	$10,104,698

The accompanying notes are an integral part of these condensed consolidated Financial Statements

DATA STORAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Loss from continuing operations, net of tax	$(1,943,634)	$(1,442,727)
Income from discontinued operations, net of tax	99,307	737,152
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,434	1,098
Stock based compensation	1,221,249	468,012
Change in fair value of warrant liability	(150,458)	—
Change in fair value of investment	69,601	—
Deferred taxes	(312,334)	—
Provision for credit losses	—	6,512
Changes in Assets and Liabilities:
Accounts receivable	(11,324)	(39,255)
Prepaid expenses and other assets	200,730	(954,925)
Income taxes receivable	(545,472)	—
Accounts payable and accrued expenses	(107,611)	1,448,519
Income taxes payable	(1,166,315)	—
Changes in assets and liabilities of discontinued operations	—	(951,873)
Net cash used in operating activities	(2,644,827)	(727,487)
Cash Flows from Investing Activities:
Capital expenditures	—	(1,156)
Purchase of marketable securities	(210,210)	(224,173)
Sale of marketable securities	30,205,420	975,000
Cash used in investing activities of discontinued operations	—	(477,655)
Net cash provided by investing activities	29,995,210	272,016
Cash Flows from Financing Activities:
Share repurchases in connection with Tender Offer	(29,528,957)	—
Costs paid in connection with at-the-market offering	(87,568)	—
Other	47,479	—
Proceeds from stock option exercises	—	38,267
Cash used in financing activities of discontinued operations	—	(51,520)
Net cash used in financing activities	(29,569,046)	(13,253)

Effect of exchange rates on cash	—	9,950

Decrease in cash, cash equivalents, and restricted cash	(2,218,663)	(458,774)

Cash, cash equivalents, and restricted cash, beginning of period	3,489,354	1,070,097

Cash, cash equivalents, and restricted cash, end of period	$1,270,691	$611,323

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$270,691	$611,323
Escrow funds receivable	1,000,000	—
Cash, cash equivalents, and restricted cash	$1,270,691	$611,323

Supplemental cash flow disclosures:
Cash paid for interest	$—	$17,239
Cash paid for income taxes	$1,711,787	$—
Non-cash investing and financing activities:
Reclassification of warrants from equity to liability	$300,533	$—
Tender offer costs included in excise taxes payable	$292,507	$—

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

DATA STORAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation, Organization and Other Matters

Headquartered in New York, NY, Data Storage Corporation (“DSC” or the “Company”) is focused on strategic investments and is actively evaluating how to build long-term shareholder value. The alternatives under study include: (i) the acquisition of one or more revenue-generating businesses, including potentially by means of a merger in which the Company’s public listing and balance sheet serve as the platform for a combined enterprise; and (ii) the study of new organic initiatives. These initiatives remain under study; no acquisition or merger agreement has been entered into, no transaction or new business initiative has been agreed or approved, and there can be no assurance that any will be completed or pursued.

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

The Company’s marketable securities are classified as within Level 1 of the fair value hierarchy. Management believes the estimated fair value of these accounts at June 30, 2026, approximates their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments. Additionally, the Company has an investment in common stock of a public company which is valued using Level 1 inputs (see Note 7).

Level 3 fair value measurements are derived from valuation techniques that include significant inputs that are not based on observable market data. When required, the Company uses discounted and undiscounted cash flow models to determine the fair value of certain assets and liabilities. These models rely on unobservable inputs, which reflect management’s own assumptions about the factors that market participants would use in pricing the asset or liability, and are significant to the overall fair value measurement. During the six months ended June 30, 2026, the Company recognized a warrant liability associated with Common Stock Purchase Warrants issued by the Company on July 21, 2021, which were valued using Level 3 inputs (See Note 5). The warrant liability was fully remeasured and reclassified to equity during the first quarter of 2026 (see Note 5). As of June 30, 2026, the Company had no assets or liabilities measured at fair value using Level 3 inputs.

As of June 30, 2026, the Company does not have assets and liabilities valued using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures property and equipment at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of June 30, 2026, there were no material non-financial assets recorded at fair value.

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

The following table sets forth a summary of the changes in marketable securities:

For the six months ended June 30, 2026

As of January 1, 2026	$39,004,124
Purchases	210,210
Sales	(30,205,420)
As of June 30, 2026	$9,008,914

During the six months ended June 30, 2026, the Company utilized $29,528,957 of the proceeds from the sales of marketable securities to repurchase shares of common stock of the Company from its shareholders in connection with the tender offer which closed on January 15, 2026 (see Note 5).

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

The Company’s Nexxis subsidiary had two customers that individually accounted for 45% and 12% of consolidated accounts receivable at June 30, 2026. The Company’s Nexxis subsidiary had four customers that individually accounted for 25%, 21%, 15%, and 10% of consolidated accounts receivable at December 31, 2025.

No customer accounted for more than 10% of sales for the three or six months ended June 30, 2026. For the three and six months ended June 30, 2025, one customer accounted for approximately 10% and 11% of total consolidated sales, respectively.

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

In the following table, revenue is disaggregated by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

VoIP services	$131,164	$133,056	$255,487	$263,987
Data transport services	223,330	184,965	431,308	354,605
Other	4,036	9,930	18,442	22,103
Total revenue	$358,530	$327,951	$705,237	$640,695

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $2,214 and $4,785 of advertising costs for the three months ended June 30, 2026, and 2025, respectively. The Company incurred $10,562 and $6,518 of advertising costs for the six months ended June 30, 2026, and 2025, respectively.

Earnings per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Weighted average number of common shares - basic	2,244,002	7,155,464	2,671,953	7,119,102
Dilutive securities:
Options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average number of common shares - diluted	2,244,002	7,155,464	2,671,953	7,119,102

The Company reported a loss from continuing operations for the three and six months ended June 30, 2026, and 2025. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods. The following table sets forth the number of potential shares of common stock excluded from net income (loss) per share because their effect was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Options	64,080	662,789	69,578	682,591
Warrants	172,500	2,495,860	904,805	2,495,860
Restricted stock units	106,820	95,773	68,307	131,432
	343,400	3,254,422	1,042,690	3,309,883

Note 3 – Discontinued Operations

On September 11, 2025, the Company completed the sale of its Cloud Solutions Business, which consisted of the operations of the Company’s subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., for a base purchase price of $40,000,000. At closing, the proceeds were contractually adjusted for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital, resulting in total cash received at closing of $38,068,463, which remained subject to post-closing adjustments. On May 7, 2026, the Company and the buyer of the Cloud Solutions Business (the “Buyer”) finalized the post-closing adjustments, and as a result, the Company recorded $225,937 in additional consideration, which was included as a component of Gain on sale of discontinued operations, net of tax during the six months ended June 30, 2026. Additionally, in connection with the settlement, $500,000 was released from escrow to the Company in the second quarter of 2026.

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

During the three and six months ended June 30, 2026, the Company recognized a pre-tax loss of $72,493 ($49,684, net of a $22,809 tax benefit) and a pre-tax gain of $130,845 ($99,307, net of a $31,538 tax provision), respectively, related to the sale of its Cloud Solutions Business. The activity during the three and six months consisted of incremental taxes and fees incurred during the period directly related to the sale, with the six-month period offset by the final post-closing adjustments of $225,937.

Operating results for the discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025

Sales	$4,818,971	$12,589,983
Cost of sales	2,420,399	7,472,292
Gross profit	2,398,572	5,117,691

Selling, general and administrative	2,243,477	4,338,967
Income from discontinued operations	155,095	778,724

Interest and other expense	(39,563)	(41,572)
Benefit from income taxes	—	—

Income from discontinued operations, net of tax	$115,532	$737,152

Note 4 – Balance Sheet Components

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Prepaid subscriptions and licenses	$27,445	$13,702
Prepaid insurance	45,014	67,458
Prepaid listing fee	28,230	—
Other	26,127	17,683
Total prepaids and other current assets	$126,816	$98,843

Other long-term assets consist of the following:

	June 30,	December 31,
	2026	2025
Deferred transaction costs	$87,568	$228,703
Investments	30,399	100,000
Other	2,500	49,979
Total other long-term assets	$120,467	$378,682

Note 5 – Stockholders’ Equity

Capital Stock

The Company has 260,000,000 authorized shares of capital stock, consisting of 250,000,000 shares of Common Stock, par value $0.001, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Stock Incentive Plans

On March 8, 2021, the Company’s Board and stockholders owning in excess of 50% of the Company’s outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant stock options, restricted stock units, and other awards at levels determined appropriate by the Company’s Board and/or compensation committee. The 2021 Plan also allows the Company to utilize a broad array of equity incentives and performance cash incentives to secure and retain the services of its employees, directors, and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. An aggregate of 2,450,000 shares of the Company’s common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes. As of June 30, 2026, there were 78,691 shares available for future grants under the 2021 Plan.

Additionally, there are 6,250 options outstanding and exercisable under the Data Storage Corporation 2010 Incentive Award Plan (the “2010 Plan”) as of June 30, 2026. The 2010 Plan expired on October 21, 2020, and accordingly, there are no shares available for future grants under the 2010 Plan.

Common Stock Options

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2026	223,656	$3.20	5.03
Granted	385,000	$4.68	6.38
Exercised	—
Expired/Cancelled	—
Options Outstanding at June 30, 2026	608,656	$4.14	5.70

Options Exercisable at June 30, 2026	223,656	$3.20	4.54

On February 13, 2026, the Company granted stock options to purchase up to 250,000 and 125,000 shares of the Company’s common stock to its Chief Executive Officer and Chief Financial Officer, respectively. The stock options will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

On April 13, 2026, the Company granted stock options to purchase up to 10,000 shares of the Company’s common stock to an employee. The stock options will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

Stock-based compensation expense recognized for stock options granted totaled $67,657 and $99,065 for the three months ended June 30, 2026, and 2025, respectively. Share-based compensation expense recognized for stock options granted totaled $101,399 and $123,284 for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, there was $929,255 of total unrecognized compensation expense related to unvested employee stock options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.0 years.

The intrinsic value of outstanding stock options as of June 30, 2026, and 2025 was $187,700 and $652,908, respectively.

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

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2026, and 2025, are set forth in the table below:

	2026	2025
Weighted average fair value of stock options granted	$2.68	$2.42
Risk-free interest rate	3.58%	4.12%-4.47%
Volatility	82%	77%-122%
Expected life (years)	4.5 years	3.5-6.0 years
Dividend yield	—%	—%

Share-based awards, Restricted Stock Units (“RSUs”)

A summary of the activity related to share-based awards for the six months ended June 30, 2026, is presented below:

Share-based awards (RSUs)	Shares	Fair Value
Outstanding non-vested at January 1, 2026	—	—
Granted	393,600	$4.45
Vested	(170,600)	$4.67
Forfeited	—	—
Outstanding non-vested at June 30, 2026	223,000	$4.29

On January 29, 2026, the Company granted its Board members an aggregate of 90,000 RSUs which will vest in full on the date of the Company’s 2026 Annual Meeting of Stockholders.

On January 29, 2026, the Company granted 10,000 RSUs to an employee, which vested in full on May 20, 2026.

On February 9, 2026, the Company granted a discretionary equity award of 160,600 RSUs to its Chief Executive Officer which vested in full on May 20, 2026.

On February 13, 2026, the Company granted 60,000 RSUs to each of its Chief Executive Officer and Chief Financial Officer, for a total of 120,000 RSUs, which will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

On April 1, 2026, the Company granted an aggregate of 3,000 RSUs to employees which will vest in full on May 20, 2027.

On April 13, 2026, the Company granted 10,000 RSUs to an employee. The RSUs will vest one-third on each of May 20, 2027, May 20, 2028, and May 20, 2029.

Stock-based compensation for share-based awards has been recorded in the condensed consolidated statements of operations and totaled $592,184 and $232,347 for the three months ended June 30, 2026, and 2025, respectively. Stock-based compensation for share-based awards totaled $1,119,850 and $344,728 for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, there was $633,393 of total unrecognized compensation expense related to unvested RSUs granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.7 years.

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

				Weighted
	Number of	Range of	Weighted	Average
	Shares Under	Exercise Price	Average	Contractual
	Warrants	Per Share	Exercise Price	Life
Warrants Outstanding at January 1, 2026	1,637,110	$6.15-$7.43	$7.30	0.77
Expired	(1,464,610)	$7.43	$7.43
Warrants Outstanding at June 30, 2026	172,500	$6.15	$6.15	0.56

Warrants Exercisable at June 30, 2026	172,500	$6.15	$6.15	0.56

On May 18, 2026, warrants to purchase up to 1,464,610 shares of Common Stock expired unexercised. The intrinsic value of all outstanding warrants as of June 30, 2026, and 2025 was $0.

Description of July 2021 Warrants and Fundamental Transaction

Included in warrants outstanding as of January 1, 2026 were Common Stock Purchase Warrants to purchase up to 172,500 shares of Common Stock issued by the Company on July 21, 2021 to institutional investors (the “July 2021 Warrants”). The outstanding July 2021 Warrants have an exercise price of $6.15 per share, and contain a “Fundamental Transaction” provision, the definition of which, among other actions, states that upon a tender offer or exchange offer (whether by the Company or another Person) being completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding shares of the Company’s common stock, holders could elect to receive a cash payment equal to the Black-Scholes Value (as such term is defined in the July 2021 Warrants) of their July 2021 Warrants (the “Put Right”). On January 15, 2026, the Company completed a tender offer in which greater than 50% of the then outstanding shares of common stock were repurchased by the Company. The completion of the tender offer constituted a Fundamental Transaction, which triggered the cash-settlement provision for all outstanding July 2021 Warrants.

As of December 31, 2025, the July 2021 Warrants were classified as equity, since the warrants did not obligate the Company (conditionally or unconditionally) to repurchase the shares underlying the warrants or issue a variable number of shares, were indexed to the Company’s Common Stock, and met the criteria for classification in equity as defined in ASC 815. The triggering of the cash-settlement provision on January 15, 2026, required the outstanding July 2021 Warrants to be reclassified from equity to a liability at their fair value, therefore the Company recognized an initial warrant liability of $300,533, with a corresponding decrease to Additional Paid-in Capital. Effective February 16, 2026, the 30-day period for holders to elect a cash settlement expired, and the holders of the outstanding July 2021 Warrants did not exercise the Put Right. As a result, the Company remeasured the remaining liability balance, recognizing a gain on remeasurement of $150,458 as a component of Other Income for the six months ended June 30, 2026, and the remaining liability of $150,075 was reclassified to Additional Paid-in Capital.

As of June 30, 2026 and December 31, 2025, there was no liability associated with these warrants.

The fair value of the warrant liability is measured using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions. These inputs are considered Level 3 inputs within the fair value hierarchy.

The key assumptions used in the Black-Scholes-Merton model to value the liability were as follows:

Assumption	2026
Stock Price	4.41-5.11
Exercise Price	$6.15
Expected Term (in years)	0.9 – 1.0 years
Expected Volatility	79% - 100%
Risk-Free Interest Rate	3.5%
Expected Dividend Yield	0.0%

Treasury Stock

On December 8, 2025, the Company commenced a tender offer (the “Tender Offer”) to repurchase up to 6,192,990 shares of Common Stock, representing approximately 83% of its issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, the Company accepted for purchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. The shares accepted for purchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following the Company’s purchase of the tendered shares and payment of the cost of such tendered shares and other related expenses, the Company had 2,167,138 shares of Common Stock outstanding. Total expenses related to the Tender Offer were $570,793, including $292,507 related to excise taxes associated with the Tender Offer. As of June 30, 2026, all such expenses were paid with the exception of the excise taxes, which are included as a component of Income taxes payable. The total cost of the repurchased shares of $29,821,464 is recognized as Treasury Stock as of June 30, 2026.

At-The-Market (ATM) Offering

On May 26, 2026, the Company entered into an Amended and Restated Equity Distribution Agreement (the “Amended Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The terms and conditions of the Amended Agreement are substantially the same as the Equity Distribution Agreement, dated July 18, 2024, by and between the Company and Maxim. Offers and sales of shares of Common Stock by the Company, if any, under the Amended Agreement, will be made through a prospectus supplement, dated July 26, 2024 and an accompanying base prospectus, dated July 26, 2024, contained therein (the “ATM Prospectus”), which ATM Prospectus forms a part of our shelf registration statement on Form S-3 (File 333-280881), initially filed with the SEC on July 18, 2024 and declared effective by the SEC on July 26, 2024. The ATM Prospectus relates to the offering of up to $10,600,000 of shares of Common Stock. The Company incurred $87,568 of costs associated with the ATM offering program which are included as a component of Other long-term assets as of June 30, 2026.

As of June 30, 2026, there have been no offers or sales of shares of Common Stock by the Company under the ATM.

Note 6 – Income Taxes

The Company’s provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete items that arise during the period.

Continuing Operations: For the six months ended June 30, 2026, the Company recorded an income tax benefit of $343,873 on its pre-tax loss from continuing operations of $2,287,507, reflecting an estimated annual effective tax rate of 15.0%. The Company recorded a full valuation allowance against its deferred tax asset of $264,088.

Discontinued Operations: For the six months ended June 30, 2026, the Company recorded a pre-tax gain from discontinued operations of $130,845 and a related tax provision of $31,538. The Company had a tax liability of $292,507 and $1,166,315 recognized as Income taxes payable at June 30, 2026 and December 31, 2025, respectively. As a result of the Company’s tax payments of $1,711,787 made during the six months ended June 30, 2026, the Company had a tax asset of $545,472 recognized as Income taxes receivable at June 30, 2026. Excise taxes payable as of June 30, 2026 includes an accrual of $292,507 for excise taxes associated with the Tender Offer (Note 5). No such payable existed as of December 31, 2025.

The cash paid for income taxes was as follows:

Six months ended June 30, 2026
Federal	$—
State and Local	1,711,787
Total cash paid for income taxes	$1,711,787

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

Effective upon Our Bond’s listing on the Nasdaq, the fair value of the Company’s investment in Our Bond’s common stock is based on the publicly listed trading price of Our Bond’s common shares, a Level 1 measurement, with unrealized gains or losses recognized as a component of other (expense) income in the statement of operations. As of June 30, 2026, the Company recognized an unrealized loss on its investment of $38,358 and $69,601 as a component of Other (expense) income on the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. The investment is classified as a non-current asset on the Company’s consolidated balance sheets (Note 4).

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

Note 9 – Related Party Transactions

Nexxis Capital LLC

Charles M. Piluso (Chairman and CEO) and Harold Schwartz (a Director and former President) collectively own 100% of Nexxis Capital LLC (“Nexxis Capital”). Nexxis Capital was formed to purchase equipment and provide leases to Nexxis Inc.’s customers. The Company received funds of $0 from Nexxis Capital during the three and six months ended June 30, 2026. The Company received funds of $0 and $3,257 from Nexxis Capital during the three and six months ended June 30, 2025, respectively. Nexxis Capital was formed to overcome the Nexxis obstacle of supplying financing for Nexxis clients and the relationship was between Nexxis client and Nexxis Capital.

Eisner & Maglione CPAs LLC

Lawrence Maglione, a member of the Board of Directors, is a partner of Eisner & Maglione CPAs LLC. The Company paid his firm $0 and $5,822 for accounting and due diligence services during the three and six months ended June 30, 2026, respectively. The Company paid his firm $21,231 and $27,739 for accounting and due diligence services during the three and six months ended June 30, 2025, respectively. There were no amounts due to Eisner & Maglione CPAs LLC as of June 30, 2026 or December 31, 2025.

Matthew Grover

The Company paid consulting fees of $0 and $7,200 to Matthew Grover, a member of the Board of Directors, during the three and six months ended June 30, 2026, respectively. No such payments were made during the three or six months ended June 30, 2025.

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

The Company’s segment was determined based on its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s CODM, which is its Chief Executive Officer, to evaluate performance, which is generally the segment’s operating income or losses.

Nexxis, Inc. is a single-source solution provider that delivers fully-managed cloud-based voice over internet services, data transport, internet access, and SD-WAN solutions focused on business continuity for today’s modern business environment.

The following tables present certain financial information related to the Company’s reportable segment and Corporate:

	For the three months ended June 30, 2026			For the six months ended June 30, 2026
	Nexxis Inc.	Corporate	Total	Nexxis Inc.	Corporate	Total
Revenue	$358,530	$—	$358,530	$705,237	$—	$705,237
Cost of sales	190,049	—	190,049	350,737	—	350,737
Gross profit	168,481	—	168,481	354,500	—	354,500

Selling, general and administrative	145,840	1,303,831	1,449,671	271,576	2,649,654	2,921,230
Depreciation and amortization	580	300	880	838	596	1,434
Total operating expenses	146,420	1,304,131	1,450,551	272,414	2,650,250	2,922,664

Income (loss) from operations	$22,061	$(1,304,131)	$(1,282,070)	$82,086	$(2,650,250)	$(2,568,164)

	For the three months ended June 30, 2025			For the six months ended June 30, 2025
	Nexxis Inc.	Corporate	Total	Nexxis Inc.	Corporate	Total
Revenue	$327,951	$—	$327,951	$640,695	$—	$640,695
Cost of sales	189,769	—	189,769	361,736	—	361,736
Gross profit	138,182	—	138,182	278,959	—	278,959

Selling, general and administrative	151,608	936,768	1,088,376	299,418	1,645,343	1,944,761
Depreciation and amortization	211	357	568	421	677	1,098
Total operating expenses	151,819	937,125	1,088,944	299,839	1,646,020	1,945,859

Income (loss) from operations	$(13,637)	$(937,125)	$(950,762)	$(20,880)	$(1,646,020)	$(1,666,900)

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

Overview

Data Storage Corporation (“Data Storage,” “we,” “us,” “our” and the “Company”) has been a leading provider of multi-cloud hosting, fully managed cloud services, disaster recovery, cybersecurity, IT automation, and voice & data solutions for more than twenty years. Following the sale of our cloud solutions business on September 11, 2025, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., there has been a strategic shift in our operations. We continue to operate our subsidiary, Nexxis Inc. (“Nexxis”), a telecommunications and data solutions access company. We are currently focused on strategic investments and are actively evaluating how to build long-term shareholder value. The alternatives under study include: (i) the acquisition of one or more revenue-generating businesses, including potentially by means of a merger in which our public listing and balance sheet serve as the platform for a combined enterprise; and (ii) the study of new organic initiatives. These initiatives remain under study. No acquisition or merger agreement has been entered into, no transaction or new business initiative has been agreed or approved, and there can be no assurance that any will be completed or pursued.

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

Sale of CloudFirst Business

On September 11, 2025, we closed the sale of our cloud solutions business, which consisted of the operations of our subsidiaries, CloudFirst Technologies Corporation and CloudFirst Europe Ltd., including substantially all of the assets held by CloudFirst Technologies Corporation (the “CloudFirst Business”), for which we received $38,068,463 in cash. This amount was based on a contractual base purchase price of $40,000,000, adjusted at closing for a $1,500,000 escrow deposit and $431,537 in net adjustments for estimated closing date debt and working capital. After taking into account selling expenses, estimated taxes on the sale, and other transaction costs, our net proceeds from the sale were $31,600,873. On May 7, 2026, we finalized the post-closing adjustments with the purchaser of the Cloud Solutions Business, and as a result, we recorded $225,937 in additional consideration.

Recent Developments

ATM Offering

On May 26, 2026, we entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of our common stock, $0.001 par value per share (the “Common Stock”). The terms and conditions of the Agreement are substantially the same as the Equity Distribution Agreement, dated July 18, 2024, by and between the Company and Maxim (the “Original Agreement”).

Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement and other customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 2.5% of the aggregate gross proceeds from each sale of shares and has agreed to provide Maxim with customary indemnification and contribution rights. The Company also agreed to reimburse Maxim for certain specified expenses in connection with entering into the Agreement in an amount not to exceed $25,000, in addition to $2,500 for Maxim’s legal fees on each Bringdown Date (as such term is defined in the Agreement).

The Company is not obligated to make any sales of Common Stock under the Agreement and no assurance can be given that the Company will sell any shares under the Agreement, or, if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The Agreement will terminate upon the earlier of: (i) the sale of all shares pursuant to the Agreement, or (ii) termination of the Agreement as provided therein.

Offers and sales of shares of Common Stock by the Company, if any, under the Agreement, will be made through a prospectus, dated July 26, 2024 and an accompanying base prospectus, dated July 26, 2024, contained therein (the “ATM Prospectus”), which ATM Prospectus forms a part of the Company’s shelf registration statement on Form S-3 (File 333-280881), initially filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on July 18, 2024 (the “Registration Statement”) and declared effective by the SEC on July 26, 2024. The ATM Prospectus relates to the offering of up to $10,600,000 of shares of the Company’s Common Stock. The Company makes no assurances as to the continued effectiveness of the Registration Statement.

Tender Offer

As part of our strategy to return value to our shareholders following the sale of the CloudFirst Business, our Board of Directors (the “Board”) determined to engage in a tender offer (the “Tender Offer”) to repurchase from our shareholders up to 85% of our outstanding shares of Common Stock, using 85% of our cash on hand on the date of commencement of the Tender Offer, inclusive of the net sale proceeds received in connection with the sale of the CloudFirst Business, net of certain expenses and taxes.

On December 8, 2025, we commenced the Tender Offer to repurchase up to 6,192,990 shares of Common Stock, representing approximately 83% of our issued and outstanding shares as of December 1, 2025, at the maximum aggregate purchase price for shares purchased in the Tender Offer of $32,203,548. The Tender Offer expired on January 12, 2026.

In accordance with the terms and conditions of the Tender Offer, based on the final count, on January 15, 2026, we accepted for repurchase 5,625,129 shares of Common Stock at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. The shares accepted for repurchase represent approximately 72.0% of the total number of shares of Common Stock outstanding as of December 8, 2025. Following payment for, and our repurchase of, the tendered shares, we had 2,167,138 shares of Common Stock outstanding. Included in the tendered shares were an aggregate of 895,876 shares of Common Stock tendered by our directors and officers.

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

Three months ended June 30, 2026, as compared to June 30, 2025

Sales from continuing operations were $358,530 for the three months ended June 30, 2026, an increase of $30,579, or 9.3%, compared to $327,951 in the prior year period. The increase was primarily attributable to continued growth in our Nexxis voice and data solutions business, driven by the addition of new customers and increased spending from existing customers. Revenue growth during the period reflects continued demand for our voice and data connectivity solutions and expansion of services within our existing customer base.

In addition, revenue generated from existing customers increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting higher utilization of our services and incremental service adoption. The Company also continued to diversify its customer base during the three months ended June 30, 2026.

Gross profit for the three months ended June 30, 2026 was $168,481, an increase of $30,299, or 21.9%, compared to $138,182 in the prior period. Our gross profit margin improved to 47.0% from 42.1% in the prior period, driven by favorable sales mix and operating leverage.

Selling, general and administrative expenses

	For the Three Months
	Ended June 30,
	2026	2025	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$443,736	$470,049	$(26,313)	(5.6)%
Stock based compensation	659,841	331,412	328,429	99.1%
Professional fees	280,335	222,083	58,252	26.2%
Software as a service	8,751	2,442	6,309	258.4%
Advertising	2,214	4,785	(2,571)	(53.7)%
Commissions	6,288	19,455	(13,167)	(67.7)%
Depreciation and amortization	880	568	312	54.9%
Travel and entertainment	4,360	15,091	(10,731)	(71.1)%
Rent and occupancy	10,048	4,476	5,572	124.5%
Insurance	24,449	3,087	21,362	692.0%
Other	9,649	15,496	(5,847)	(37.7)%
Total Operating Expenses	$1,450,551	$1,088,944	$361,607	33.2%

For the three months ended June 30, 2026, selling, general and administrative expenses increased $361,607, or 33.2%, to $1,450,551 from $1,088,944 for the three months ended June 30, 2025. The increase was primarily driven by a $328,429, or 99.1%, increase in non-cash stock-based compensation as a result of grants to certain executives and employees during the first quarter of 2026. Professional fees increased $58,252, or 26.2%, attributable to higher fees paid relating to legal and consulting services during the period.

Loss from continuing operations, net of tax. Loss from continuing operations, net of tax was $1,175,376 for the three months ended June 30, 2026, compared to a loss of $847,495 in the prior year period. The higher loss was primarily driven by an increase in non-cash stock-based compensation expense.

Interest income. Interest income for the three months ended June 30, 2026, was $81,415, compared to $103,267 for the three months ended June 30, 2025.

Other (expense) income. Other (expense) income was expense of $38,358 for the three months ended June 30, 2026, which represents the non-cash adjustment related to the change in fair value of equity investment during the period.

(Loss) income from discontinued operations, net of tax. For the three months ended June 30, 2026, the Company recognized a pre-tax loss of $72,493 ($49,684, net of a $22,809 tax benefit) related to the sale of its Cloud Solutions Business. The activity during the three months consisted of incremental taxes and fees incurred during the period directly related to the sale. For the three months ended June 30, 2025, income from the operations of the CloudFirst Business, net of tax, was $115,532.

Six months ended June 30, 2026, as compared to June 30, 2025

Sales from continuing operations were $705,237 for the six months ended June 30, 2026, an increase of $64,542, or 10.1%, compared to $640,695 in the prior year period. The increase was primarily attributable to continued growth in our Nexxis voice and data solutions business, driven by the addition of new customers and increased spending from existing customers. Revenue growth during the period reflects continued demand for our voice and data connectivity solutions and expansion of services within our existing customer base.

In addition, revenue generated from existing customers increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting higher utilization of our services and incremental service adoption. The Company also continued to diversify its customer base during the six months ended June 30, 2026.

Gross profit for the six months ended June 30, 2026 was $354,500, an increase of $75,541, or 27.1%, compared to $278,959 in the prior period. Our gross profit margin improved to 50.3% from 43.5% in the prior period, driven by favorable sales mix and operating leverage.

Selling, general and administrative expenses

	For the Six Months
	Ended June 30,
	2026	2025	$ Inc (Dec)	% Inc (Dec)
Salaries and director fees	$953,683	$942,363	$11,320	1.2%
Stock based compensation	1,221,249	468,012	753,237	160.9%
Professional fees	598,100	405,115	192,985	47.6%
Software as a service	16,374	3,109	13,265	426.7%
Advertising	10,562	6,518	4,044	62.0%
Commissions	12,616	33,834	(21,218)	(62.7)%
Depreciation and amortization	1,434	1,098	336	30.6%
Travel and entertainment	16,741	31,530	(14,789)	(46.9)%
Rent and occupancy	19,768	8,700	11,068	127.2%
Insurance	51,182	6,747	44,435	658.6%
Other	20,955	38,833	(17,878)	(46.0)%
Total Operating Expenses	$2,922,664	$1,945,859	$976,805	50.2%

For the six months ended June 30, 2026, selling, general and administrative expenses increased $976,805, or 50.2%, to $2,922,664 from $1,945,859 for the six months ended June 30, 2025. The increase was primarily driven by a $753,237, or 160.9%, increase in non-cash stock-based compensation as a result of grants to certain executives and employees during first quarter of 2026. Professional fees increased $192,985, or 47.6%, attributable to higher fees paid relating to legal and consulting services during the period.

Loss from continuing operations, net of tax. Loss from continuing operations, net of tax was $1,943,634 for the six months ended June 30, 2026, compared to a loss of $1,442,727 in the prior year period. The higher loss was primarily driven by an increase in non-cash stock-based compensation expense.

Interest income. Interest income for the six months ended June 30, 2026, was $199,800, compared to $224,173 for the six months ended June 30, 2025.

Other (expense) income. Other (expense) income was income of $80,857 for the six months ended June 30, 2026, which represents the non-cash adjustments related to the change in fair value of the warrant liability partially offset by the change in fair value of equity investment during the period.

(Loss) income from discontinued operations, net of tax. For the six months ended June 30, 2026, the Company recognized a pre-tax gain of $130,845 ($99,307, net of a $31,538 tax provision) related to the sale of its Cloud Solutions Business. The activity during the three months consisted of incremental taxes and fees incurred during the period directly related to the sale, offset by the final post-closing adjustments of $225,937. For the six months ended June 30, 2025, income from the operations of the CloudFirst Business, net of tax, was $737,152.

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

The Company’s working capital (excluding the amounts payable to the purchaser of the CloudFirst Business included as discontinued operations and excise taxes payable) in the Company’s continuing operations was $10,261,306 on June 30, 2026, decreasing by $31,523,147 from $41,784,453 at December 31, 2025. The decrease was primarily driven by the sale of marketable securities during the period of $30,205,420, which was largely used for the purchase of shares and payment of costs totaling $29,528,957 in connection with the Tender Offer. The marketable securities utilized for the Tender Offer were originally purchased using net proceeds from the sale of the CloudFirst Business in the second half of the year ended December 31, 2025.

Tender Offer and Resulting Cash Position

On December 8, 2025, we commenced a fixed price tender offer to repurchase up to 6,192,990 shares of our Common Stock at a maximum aggregate purchase price of $32.2 million. The Tender Offer expired on January 12, 2026, and on January 15, 2026, we accepted for repurchase 5,625,129 shares of Common Stock at $5.20 per share, for an aggregate purchase price of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer. Following payment for, and our repurchase of, the tendered shares, we had 2,167,138 shares outstanding and retained over $10.0 million in cash.

Impact on Liquidity, Capital Allocation, and Future Obligations

The Tender Offer significantly reduced our outstanding share count and utilized a substantial portion of our cash resources. However:

●	We remained well capitalized following completion of the Tender Offer, with more than $10.0 million in cash and marketable securities and no material near-term debt maturities.

●	We did not incur additional indebtedness to fund the Tender Offer.

●	We continue to evaluate capital allocation alternatives, including preservation of liquidity for operations.

As of June 30, 2026, we had cash of $1,270,691 (including escrow funds receivable), marketable securities of $9,008,914, and working capital of $10,261,306 (excluding excise taxes payable). We believe our current cash position of approximately $9.0 million (including escrowed funds), as of August 13, 2026, proceeds from the sale of marketable securities, and our expected cash flows from operations will be sufficient to fund working capital needs, capital expenditures, and operating commitments for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows for the six months ended June 30, 2026, as compared to June 30, 2025

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2026	2025
Cash (used in) provided by operating activities of continuing operations	$(2,644,827)	$224,386
Cash provided by investing activities of continuing operations	29,995,210	749,671
Cash (used in) provided by financing activities of continuing operations	(29,569,046)	38,267
Cash used in discontinued operations	—	(1,481,048)
Effect of exchange rate changes on cash	—	9,950
Decrease in cash and restricted cash	(2,218,663)	(458,774)
Cash and restricted cash, beginning of period	3,489,354	1,070,097
Cash and restricted cash, end of period	$1,270,691	$611,323

Operating Activities

Cash used in operating activities of continuing operations was $2,644,827 for the six months ended June 30, 2026, compared to cash provided by operating activities of $224,386 for the prior year period. The cash used in 2026 was primarily driven by the loss from continuing operations, net of tax, of $1,943,634 and cash paid for income taxes of $1,711,787 primarily related to the sale of the CloudFirst Business during the year ended December 31, 2025.

Investing Activities

Cash provided by investing activities of continuing operations was $29,995,210 for the six months ended June 30, 2026, compared to $749,671 for the prior year period. The cash provided in 2026 was driven by marketable securities, as reflected in purchases of $210,210 and sales of $30,205,420, originally purchased using proceeds from the sale of the CloudFirst Business in 2025, during the period.

Financing Activities

Cash used in financing activities of continuing operations was $29,569,046 for the six months ended June 30, 2026, compared to cash provided by financing activities of $38,267 for the prior year period. The significant cash use in 2026 represents our purchase, on January 15, 2026, of 5,625,129 shares of Common Stock in the Tender Offer, at a purchase price of $5.20 per share, for an aggregate cost of $29,250,671, excluding fees, excise taxes, and expenses relating to the Tender Offer, using funds from sales of marketable securities. The repurchased shares are now held as treasury stock, as reflected in our unaudited financial statements attached to this Quarterly Report on Form 10-Q.

Cash Flows from Discontinued Operations

Cash used in discontinued operations was $1,481,048 for the six months ended June 30, 2025, which represents the net cash flows from the CloudFirst Business. There was no cash used in discontinued operations for the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement the Company’s consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding the Company’s financial results, the Company considers, and is including herein, Adjusted EBITDA, a Non-GAAP financial measure. The Company views Adjusted EBITDA as an operating performance measure and, as such, the Company believes that the GAAP financial measure most directly comparable to it is loss from continuing operations, net of tax. The Company defines Adjusted EBITDA as loss from continuing operations, net of tax adjusted for income taxes, interest, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. The Company believes that Adjusted EBITDA provides an important measure of operating performance because it allows management, investors, debt holders and others to evaluate and compare ongoing operating results from period to period by removing the impact of the Company’s asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items.

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

The following table shows the Company’s reconciliation of loss from continuing operations, net of tax to Adjusted EBITDA for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Loss from continuing operations, net of tax	$(1,175,376)	$(847,495)	$(1,943,634)	$(1,442,727)
Non-GAAP adjustments:
Depreciation and amortization	880	568	1,434	1,098
Interest income	(81,415)	(103,267)	(199,800)	(224,173)
Other expense (income)	38,358	—	(80,857)	—
Benefit from income taxes	(63,637)	—	(343,873)	—
Stock-based compensation	659,841	331,412	1,221,249	468,012
Adjusted EBITDA	$(621,349)	$(618,782)	$(1,345,481)	$(1,197,790)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Remediation of Previously Reported Material Weakness

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, management identified a material weakness in our internal control over financial reporting. The material weakness related to the design and operating effectiveness of controls over the accounting and disclosure of significant and unusual transactions—specifically, those arising from the divestiture of a material portion of our business. Our controls were not effectively designed to ensure a complete and accurate technical review of the complex accounting and tax elements associated with this transaction.

This deficiency identified during the third quarter of 2025 resulted in an error related to the income tax implications of the divestiture of the CloudFirst Business. Subsequently, in connection with the preparation of the 2025 Annual Report, we identified an additional error stemming from the same material weakness regarding the treatment of certain warrants impacted by the divestiture. Specifically, on September 11, 2025, the closing of the divestiture of the CloudFirst Business triggered a cash-settlement provision within our Common Stock Purchase Warrants issued by us on July 21, 2021 to institutional investors (the “July 2021 Warrants”), requiring them to be reclassified from equity to a liability at fair value. We determined that the initial recognition of the $2,461,663 warrant liability was incorrectly recorded in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as a component of Gain on sale of discontinued operations, net of tax, rather than as a reduction to Additional Paid-in Capital.

Accordingly, within the 2025 Annual Report, we restated certain financial statements previously included in the Quarterly Report on Form 10-Q for the period ended September 30, 2025, to reflect the initial recognition of the July 2021 warrant liability as a debit to equity, with subsequent changes in fair value of the warrant liability recognized in the consolidated statements of operations.

In 2026, we identified and implemented several steps to remediate these material weaknesses in order to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. We prepared remediation plans for the material weakness and trained process owners, developed new controls, enhanced existing controls, evaluated process adoption, and monitored such results. These remediation measures included the following:

●	Enhancing internal review procedures to ensure that significant and unusual transactions are identified, analyzed, and reviewed with appropriate rigor each quarter, including adding a formalized agenda to a monthly committee meeting, including executives and an external advisor, to review such transactions to ensure proper accounting thereon.

●	Engaging appropriate internal and external resources to support the evaluation of complex transactions, including associated accounting and disclosure requirements, where specialized expertise is required.

●	Formal preparation and review of a disclosure checklist prior to filing Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of June 30, 2026, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reflected in the condensed consolidated financial statements, we had a net loss attributable to common stockholders of $1,856,787 for the six months ended June 30, 2026. As of June 30, 2026, we had cash of $1,270,691 (including escrow funds receivable), marketable securities of $9,008,914, and working capital of $10,261,306 (excluding excise taxes payable). There can be no assurance that we will continue to generate income in the future or that the income will be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2026, that were not previously reported in its filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2026.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-148167) filed with the Securities and Exchange Commission on December 19, 2007).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333- 148167) filed with the Securities and Exchange Commission on December 19, 2007).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on October 17, 2008).
3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on October 24, 2008)
3.5	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 333-148167) filed on October 24, 2008).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-148167) filed with the Securities and Exchange Commission on January 9, 2009).
3.7	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Data Storage Corporation (incorporated by reference to Appendix F to the Information Statement on Schedule 14C (File No. 001-35384) filed with the Securities and Exchange Commission on March 8, 2021).
3.8	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.9	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35384000-54579) filed with the Securities and Exchange Commission on April 20, 2021).
3.10	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.11	Certificate of Correction and Certificate of Validation to the Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2021 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on April 20, 2021).
3.12	Certificate of Change filed with the Nevada Secretary of State on May 7, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 13, 2021).
3.13	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 6, 2024).
10.1	Equity Distribution Agreement, dated May 26, 2026, by and between Data Storage Corporation and Maxim Group LLC (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K (File No. 001-35384) filed with the Securities and Exchange Commission on May 26, 2026)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA STORAGE CORPORATION
Date: August 14, 2026
	By:	/s/ Charles M. Piluso
Charles M. Piluso
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026
	By:	/s/ Chris H. Panagiotakos
Chris H. Panagiotakos
Chief Financial Officer
(Principal Financial and Accounting Officer)